Form 10-K
period 2017-12-31
LAKELAND BANCORP INC
filed 2018-02-28
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number: 000-17820

LAKELAND BANCORP, INC. (Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2953275 (I.R.S. Employer Identification No.)

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
Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $840,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock, as of February 23, 2018, was 47,363,146.
DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2018 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.
Form 10-K Index

-i-

PART I
ITEM 1 - Business.
GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). The Bank operates 53 branch offices throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and also including one branch in Highland Mills, New York; six New Jersey regional commercial lending centers in Bernardsville, Jackson, Montville, Newton, Teaneck and Waldwick; and one in New York to serve the Hudson Valley region. Lakeland also has a commercial loan production office serving Middlesex and Monmouth counties in New Jersey. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, the Company has acquired seven community banks with an aggregate asset total of approximately $1.8 billion. All of the acquired banks have been merged into Lakeland and the acquired holding companies, if applicable, have been merged into the Company.
At December 31, 2017, Lakeland Bancorp had total consolidated assets of $5.4 billion, total consolidated deposits of $4.4 billion, total consolidated loans, net of the allowance for loan and lease losses, of $4.1 billion and total consolidated stockholders’ equity of $583.1 million.
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
Depository products include demand deposits, as well as savings, money market and time accounts. The Company also offers internet banking, mobile banking, wire transfer and night depository services to the business community and municipal relationships. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.
Consumer Banking

Lakeland also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, internet banking, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.

Other Services
Investment and advisory services for individuals and businesses are also available. Additionally, as a result of the merger with Somerset Hills Bancorp in 2013, Lakeland acquired a 50% interest in a New Jersey title company, Lakeland Title Group LLC, which provides commercial title insurance services.
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
Concentration
The Company is not dependent on deposits or exposed by loan concentrations to a single customer or a few customers, the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.
Employees
At December 31, 2017, the Company had 621 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement. The Company considers relations with its employees to be good.
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

Lakeland is a state chartered commercial bank subject to supervision and examination by the Department of Banking and Insurance of the State of New Jersey (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). The regulations of the State of New Jersey and FDIC govern most aspects of Lakeland’s business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. Lakeland is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.
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

Dividend Restrictions

The Company is a legal entity separate and distinct from Lakeland. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by Lakeland. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. Under New Jersey state law, a bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either (a) the bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the bank.

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

In addition, Lakeland Bancorp and Lakeland Bank are subject to a leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

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

The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Accordingly, as of January 1, 2018, the minimum capital ratios applicable to Lakeland Bancorp and Lakeland Bank are 6.375% for CET1, 7.875% for Tier 1 Capital and 9.875% for Total Capital.

The Basel Rules also adopted a “countercyclical capital buffer,” which is not applicable to Lakeland Bancorp or Lakeland Bank. That buffer is applicable only to “advanced approaches banking organizations,” which generally are those with consolidated total assets of at least $250 billion.

The Basel Rules provide for several deductions from and adjustments to CET1, which were phased in as of January 1, 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under prior capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as Lakeland Bancorp and Lakeland Bank were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. Lakeland Bancorp and Lakeland Bank made such an election to continue to exclude these items.

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

As of December 31, 2017, Lakeland Bancorp and Lakeland Bank met all capital requirements under the Basel Rules as then in effect, and the Company believes that as of such date, it would meet all capital requirements under the Basel Rules on a fully phased-in basis, if the full phase-in of such requirements were currently in effect.
Volcker Rule
In December 2013, the Federal Reserve Board, the FDIC and several other governmental regulatory agencies issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Federal Reserve extended the Volcker Rule’s conformance period until July 21, 2017. In August 2017, the U.S. Comptroller of the Currency, one of the federal bank regulators, announced he was soliciting public comment on how the Volcker Rule should be revised to better accomplish its purposes. The Volcker Rule prohibits an insured depository institution and its affiliates from (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The Company does not own any interests in any hedge funds or private equity funds that are designated “Covered Funds” under the Volcker Rule.
Federal Deposit Insurance and Premiums
Lakeland’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased to at least $250,000.

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $1.6 million in total FDIC assessments in 2017 and $2.2 million in 2016.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. In March 2016, the FDIC adopted a rule that imposes a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge equals an annual rate of 4.5 basis points applied to the institution’s assessment base, with certain adjustments.
In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $243,000 in 2017 and expects to pay a similar amount in 2018.

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
The following is a summary of certain provisions of the Dodd-Frank Act:

•
Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. See “Capital Requirements.”

•
Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) are calculated. See “Federal Deposit Insurance and Premiums.”

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

•
Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which sets forth three key principles concerning incentive compensation arrangements:

▪	such arrangements should provide employees incentives that balance risk and financial results in a manner that does not encourage employees to expose the financial institution to imprudent risks;

▪	such arrangements should be compatible with effective controls and risk management; and

▪	such arrangements should be supported by strong corporate governance with effective and active oversight by the financial institution’s board of directors.
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
Credit Risks
Our allowance for loan and lease losses may not be adequate to cover actual losses.
Like all commercial banks, Lakeland Bank maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that the regulators will not require us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.
A change in accounting standards could also cause an increase in Lakeland’s allowance for loan and lease losses. In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions, such as Lakeland, and other organizations will now use forward-looking information to better inform their credit loss estimates. This update will be effective for fiscal years and interim periods beginning after December 15, 2019. While Lakeland is currently evaluating the impact that this standard could have on its financial statements, the adoption of this update is likely to cause an increase in Lakeland’s allowance for loan and lease losses and a reduction in capital.

The concentration of our commercial real estate loan portfolio may subject us to increased regulatory analysis, or otherwise adversely affect our business and operating results.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate (CRE) lending. The 2006 interagency guidance did not establish specific CRE lending limits or caps; rather, the guidance set forth supervisory criteria to serve as levels of bank CRE concentration above which certain financial institutions may be identified for further supervisory analysis. According to the guidelines, institutions could be subject to further analysis if (i) their loans for construction, land, and land development (CLD) represent 100% or more of the institution's total risk-based capital, or (ii) their total non-owner-occupied CRE loans (including CLD loans), as defined, represent 300% or more of the institution’s total risk-based capital, and further, that the institution’s non-owner-occupied CRE loan portfolio has increased by 50% or more during the previous 36 months.

The Bank’s total reported CLD loans represented 47% of total risk-based capital at December 31, 2017. The Bank’s total reported CRE loans to total capital was 404% at December 31, 2017, while the Bank’s CRE portfolio has increased by 127% over the preceding 36 months. The growth rate of the preceding 36 months included the acquisitions of Pascack Community Bank and Harmony Bank.

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
There is no assurance that in the future we will not continue to exceed the levels set forth in the guidelines. Furthermore, the concentration of our commercial real estate portfolio could materially and adversely affect our business and operating results, including our overall profitability, and/or adversely impact the growth of our business, including the growth and composition of our overall loan portfolio.
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
Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A deterioration in economic conditions, particularly in the markets we lend in, could have the following consequences, any of which could materially adversely affect our business:

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

Liquidity and Interest Rate Risks

A decrease in our ability to borrow funds could adversely affect our liquidity.

Our ability to obtain funding from the Federal Home Loan Bank ("FHLB") or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. The Company’s public funds deposits consist of deposits from local government entities, domiciled in the state of New Jersey, such as school districts, counties and other municipalities, and are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. In addition, Governor Phil Murphy of New Jersey has proposed the creation of a state-owned bank which would accept public revenues to be invested in New Jersey. A bill was introduced in the New Jersey legislature in January 2018 that calls for the establishment of such a state-run bank. While no assurance can be provided that such a bank will be created, to the extent that a state-run bank is established and accepts public revenues, the amount of the Company’s public funds deposits could be reduced, which could adversely affect our liquidity.

Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

We are subject to interest rate risk and variations in interest rates that may negatively affect our financial performance.

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
Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability. Competition for our deposits has increased significantly as a result of the continuing low interest rate environment.
Declines in value may adversely impact our investment portfolio.
As of December 31, 2017, the Company had approximately $646.1 million and $139.7 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
Information Technology or Cybersecurity Risks

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations rely on certain third party vendors.
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. While we have selected these external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.

Legal and Regulatory Risks
The Dodd-Frank Act could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section herein entitled “Business-Supervision and Regulation,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Some of the provisions in the Dodd-Frank Act were subject to regulatory rule-making and implementation, the full effects of which are not yet fully known. Although we cannot predict the full and specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to impose additional administrative and regulatory burdens that will obligate us to continue to incur additional expenses and will continue to adversely affect our margins and profitability. For example, the elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation mandating modification of the capital requirements applicable to the Company and the Bank, and the resulting adoption by federal regulators of the new capital requirements described under “Business-Supervision and Regulation-Capital Requirements,” could require the Company and the Bank to seek additional sources of capital in the future. More stringent consumer protection regulations could materially and adversely affect our profitability.
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
As a bank holding company, the Company is a separate legal entity from Lakeland Bank and its subsidiaries, and we do not have significant operations of our own. We currently depend on Lakeland Bank’s cash and liquidity to pay our operating expenses and dividends to shareholders. The availability of dividends from Lakeland Bank is limited by various statutes and regulations. The inability of the Company to receive dividends from Lakeland Bank could adversely affect our financial condition, results of operations, cash flows and prospects and the Company’s ability to pay dividends.
In addition, as described under “Business-Supervision and Regulation-Capital Requirements,” banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increases by 0.625% on each subsequent January 1 until it reaches 2.5% when fully phased in on January 1, 2019. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if Lakeland Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.

Strategic and External Risks

The effect of the Tax Cuts and Jobs Act and future tax reform is uncertain and may adversely affect our business.

The current Presidential administration and U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 ("the Tax Act"). We have completed the process of determining the accounting under ASC Topic 740, Income Taxes, for the income tax effects of the Tax Cuts and Jobs Act, as discussed in the related notes to the consolidated financial statements. The Company has therefore disclosed the impact that the Tax Act will have on its financial position and the results of operations. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

While the decline in the federal corporate tax rate from 35% to 21% will lower the Company's income tax expense as a percent of its taxable income in 2018, other provisions of the Tax Act or future tax reform could negatively impact certain balance sheet and tax positions taken by the Company. The Tax Act imposes higher limitations on the deductibility of interest and property tax expenses which may adversely impact the property values of real estate used to secure loans and create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as the State of New Jersey where the Company operates. These and other federal tax changes could significantly impact the financial health of our customers, potentially resulting, in among other things, an inability to repay loans or maintain deposits at the Bank. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.

The ultimate impact of any tax reform on our business, customers and shareholders is uncertain and could be adverse.

Severe weather, acts of terrorism and other external events could impact our ability to conduct business.

 Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area, including New Jersey, remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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
Operational Risks
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

 We could be adversely affected by failure in our internal controls.

We continue to devote a significant amount of effort, time and resources to continually strengthen our controls and ensure compliance with complex accounting standards and banking regulations. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us.
Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.
We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. As our products and services change and grow and the markets in which we operate evolve, our risk management strategies may not always adapt to those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Management of market, credit, liquidity, operational, legal, regulatory and compliance risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events and these policies and procedures may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.
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
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in Item 7 of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 1B - Unresolved Staff Comments.
Not Applicable.
ITEM 2 – Properties.
At December 31, 2017, Lakeland Bank conducted business through 53 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and also including one branch in Highland Mills, New York. Lakeland Bank also operates six New Jersey regional commercial lending centers in Bernardsville, Jackson, Montville, Newton, Teaneck and Waldwick; and one in New York to serve the Hudson Valley region. Lakeland also has a commercial loan production office serving Middlesex and Monmouth counties in New Jersey. The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438.
The aggregate net book value of premises and equipment was $50.3 million at December 31, 2017. As of December 31, 2017, 30 of the Company’s facilities were owned and 32 were leased for various terms.
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

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 60	2008
President and CEO of the Company and the Bank (April 2008 - Present); President and Chief Credit Officer (May 2007 - April 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 - May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division.

Thomas Splaine Age 52	May 2016
Executive Vice President and Chief Financial Officer of the Company and the Bank (March 2017 - Present); First Senior Vice President and Chief Accounting Officer of the Company and the Bank (May 2016 - March 2017); Senior Vice President, Financial Planning and Analysis and Investor Relations of Investors Bancorp, Inc. (January 2015 - December 2015); Senior Vice President and Chief Financial Officer of Investors Bancorp, Inc. (2008 - 2015).

Ronald E. Schwarz Age 63	2009
Senior Executive Vice President and Chief Operating Officer of the Company and the Bank (January 2017 - Present); Senior Executive Vice President and Chief Revenue Officer of the Company and the Bank (January 2016 - January 2017); Executive Vice President and Chief Retail Officer of the Company and the Bank (June 2009 - December 2015); Executive Vice President and Market Executive of Sovereign Bank (June 2006 - June 2009).

Ellen Lalwani Age 54	January 2018	Executive Vice President and Chief Retail Officer of the Company and the Bank (January 2018 - Present); Senior Vice President and Director of Retail Sales of the Bank (August 2008 - January 2018).
Timothy J. Matteson, Esq. Age 48	2008
Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company (January 2017 - Present); Executive Vice President, General Counsel and Corporate Secretary of the Company (March 2012 - January 2017); Senior Vice President and General Counsel of the Company (September 2008 - March 2012); Assistant General Counsel, Israel Discount Bank (November 2007 - September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 - May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 - February 2006).

James M. Nigro Age 50	March 2016
Executive Vice President, Chief Risk Officer of the Company (March 2016 - Present); Senior Vice President, Credit Risk Manager of The Provident Bank (December 2013 - March 2016); Senior Vice-President, Commercial Lending of Lakeland Bank (May 2013 - December 2013); Executive Vice President, Chief Lending Officer of Somerset Hills Bank (July 2001 - May 2013).

John F. Rath, III Age 59	January 2018
Executive Vice President and Chief Lending Officer of the Company and the Bank (January 2018 - Present); First Senior Vice-President, Lending Group Manager of the Company (January 2016 - January 2018); Senior Vice-President, Commercial Lending of the Company (March 2015- January 2016); Senior Vice-President, Lending Group Manager of TD Bank (August 1998 - March 2015).

ITEM 4 - Mine Safety Disclosures.
Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2017, there were approximately 3,185 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented.

	High	Low	Dividends Declared
Year Ended December 31, 2017
First Quarter	$20.75	$18.00	$0.095
Second Quarter	20.35	18.40	0.100
Third Quarter	20.40	17.65	0.100
Fourth Quarter	21.65	19.05	0.100

	High	Low	Dividends Declared
Year Ended December 31, 2016
First Quarter	$11.62	$9.81	$0.085
Second Quarter	11.76	10.26	0.095
Third Quarter	14.04	11.14	0.095
Fourth Quarter	19.75	13.20	0.095

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $507.9 million was available for the payment of dividends from Lakeland Bank to the Company as of December 31, 2017.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 - Business - Supervision and Regulation - Dividend Restrictions” and “-Capital Requirements.”

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2012 and ending December 31, 2017 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.
.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2017

Company/Market/Peer Group	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Lakeland Bancorp, Inc.	100.00	124.93	127.80	132.78	227.04	228.75
NASDAQ Market Index	100.00	140.12	160.78	171.97	187.22	242.71
Regional Northeast Banks	100.00	127.19	137.22	142.90	198.36	206.24

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

	At or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Income Statement
Interest income	$190,204	$163,296	$127,514	$122,503	$114,199
Interest expense	24,966	17,647	10,874	8,937	9,657
Net interest income	165,238	145,649	116,640	113,566	104,542
Provision for loan and lease losses	6,090	4,223	1,942	5,865	9,343
Noninterest income excluding gains on investment securities and gain on debt extinguishment	22,911	20,960	19,090	17,720	18,925
Gains on sales of investment securities	2,524	370	241	2	839
Gain on early debt extinguishment	—	—	1,830	—	1,197
Merger related expenses	—	4,103	1,152	—	2,834
Long-term debt prepayment fee	2,828	—	2,407	—	1,209
Noninterest expenses	101,706	95,814	83,652	79,135	74,698
Income before income taxes	80,049	62,839	48,648	46,288	37,419
Income tax provision	27,469	21,321	16,167	15,159	12,450
Net income	$52,580	$41,518	$32,481	$31,129	$24,969
Per-Share Data (1)
Weighted average shares outstanding:
Basic	47,438	42,912	37,844	37,749	34,742
Diluted	47,674	43,114	37,993	37,869	34,902
Earnings per share:
Basic	$1.10	$0.96	$0.85	$0.82	$0.71
Diluted	$1.09	$0.95	$0.85	$0.82	$0.71
Cash dividend per common share	$0.40	$0.37	$0.33	$0.29	$0.27
Book value per common share	$12.31	$11.65	$10.57	$10.01	$9.28
Tangible book value per common share (2)	$9.38	$8.70	$7.62	$7.06	$6.31
Balance Sheet
Investment securities available for sale and other (5)	$658,711	$621,803	$456,436	$467,295	$439,044
Investment securities held to maturity	139,685	147,614	116,740	107,976	101,744
Loans and leases, net of deferred fees	4,152,720	3,870,598	2,965,200	2,653,826	2,469,016
Goodwill and other identifiable intangible assets	138,795	139,091	111,519	111,934	112,398
Total assets	5,405,639	5,093,131	3,869,550	3,538,325	3,317,791
Total deposits	4,368,748	4,092,835	2,995,572	2,790,819	2,709,205
Total core deposits (3)	3,631,320	3,547,927	2,652,251	2,510,857	2,413,119
Term borrowings	296,913	365,650	303,143	243,736	160,238
Total stockholders’ equity	583,122	550,044	400,516	379,438	351,424
Performance Ratios
Return on average assets	1.00%	0.90%	0.89%	0.92%	0.80%
Return on average tangible common equity (2)	12.24%	12.19%	11.58%	12.21%	11.42%
Return on average equity	9.25%	8.75%	8.28%	8.48%	7.78%
Efficiency ratio (2)(4)	53.40%	56.48%	60.31%	59.53%	59.76%
Net interest margin (tax equivalent basis)	3.38%	3.41%	3.47%	3.64%	3.69%
Loans to deposits	95.06%	94.57%	98.99%	95.09%	91.13%
Capital Ratios
Common equity to asset ratio	10.79%	10.80%	10.35%	10.72%	10.59%
Tangible common equity to tangible assets (2)	8.44%	8.30%	7.69%	7.81%	7.46%
Tier 1 leverage ratio (6)	9.12%	9.07%	8.70%	9.08%	8.90%
Tier 1 risk-based capital ratio (6)	10.87%	10.85%	10.53%	11.76%	11.73%
Total risk-based capital ratio (6)	13.40%	13.48%	11.61%	12.98%	12.98%
CET1 ratio (6)	10.18%	10.11%	9.54%	NA	NA

(1)	Restated for 5% stock dividend in 2014.

(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.

(3)	Core deposits represent all deposits with the exception of time deposits.

(4)
Ratio represents noninterest expense, excluding long-term debt prepayment fee, merger related expenses, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus noninterest income.

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
Statements Regarding Forward-Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan and lease losses), corporate objectives, the expected impact from the Tax Cuts and Jobs Act of 2017, and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, successful implementation, deployment and upgrades of new and existing technology, systems, services and products, customers’ acceptance of Lakeland’s products and services and competition.
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
Strategy
The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 53 banking offices located in Northern and Central New Jersey including one branch in Highland Mills, New York. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2017, the Company has acquired seven community banks with an aggregate asset total of approximately $1.8 billion at the date of acquisition, including the recent acquisitions of Pascack Bancorp, Inc. and Harmony Bank. On January 7, 2016, the Company completed its acquisition of Pascack, with eight branches and an asset total of approximately $405.3 million. Three of the eight Pascack branches have been merged with Lakeland branches. On July 1, 2016, the Company completed its acquisition of Harmony, with three branches and an asset total of approximately $326.4 million. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. In 2015, the Company opened two new Loan Production Offices (“LPOs”) that allowed Lakeland to expand geographically in New Jersey and to enter New York state for the first time. In the first quarter of 2017, the Company opened its first full service branch in New York state with the opening of the Highland Mills branch in the Hudson Valley. The Company’s strategy is to continue growing both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.
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
The Company generates noninterest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of bank owned life insurance, income from securities sales, fees from wealth management services and investment product sales, income from the origination and sale of residential mortgages and SBA loans and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, ATM and debit card expense, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

The Company continues to control its expenses by continually reviewing its ongoing noninterest expense, including evaluating its salary expense, ongoing service contract expense, marketing expenses and other expenses. The Company also controls its expenses by leveraging its technology investments that maximize the efficient delivery of products and services to its customers, which allows it further to evaluate its infrastructure.  Through this process, Lakeland Bank has consolidated and closed branches in markets where it may have more branches than necessary, including one branch in 2014, three branches in 2015 and seven branches in 2016 (including three of the eight acquired Pascack branches) while permitting it to expand and open a branch in 2017 in an area of opportunity (Highland Mills, New York).

As a result of the Tax Cut and Jobs Act of 2017, management has decided to further invest in Lakeland's future. Management intends to utilize 20% of the tax savings by accelerating and expanding its investments in personnel and technology that will continue to enhance the delivery of banking services and products to Lakeland Bank's customers. In addition, Lakeland plans to further increase its financial support of non-profits in the communities that it serves.
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
Allowance for loan and lease losses. The allowance for loan and lease losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. In determining the allowance, we make significant estimates and judgments, and, therefore, have identified the allowance as a critical accounting policy. The allowance is established through a provision for loan and lease losses charged against income. Loan principal considered to be uncollectible by management is charged against the allowance.

The allowance for loan and lease losses has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. Management performs a formal quarterly evaluation of the allowance for loan and lease losses. This quarterly process is performed by the credit administration department and approved by the Chief Credit Officer. All supporting documentation with regard to the evaluation process is maintained by the credit administration department. Each quarter, the evaluation along with the supporting documentation is reviewed by the finance department before approval by the Chief Credit Officer. The allowance evaluation is then presented to an Allowance for Loan and Lease Losses committee, which gives final approval to the allowance evaluation before presented to the Board of Directors for their approval.

Additionally, the Company continually evaluates, through its governance process, the development of the allowance for loan and lease losses methodology. During the 3rd quarter of 2017, the Company refined and enhanced its quantitative framework by implementing loss migration periods to determine historical loss rates. It also enhanced its qualitative framework to complement the loss migration historical loss rates. These enhancements were implemented to increase the level of precision in the allowance for loan and lease losses and did not result in a material change in the required allowance for loan and lease losses.

The methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•The establishment of specific reserve amounts for impaired loans and leases, including purchase-credit impaired loans.

•The establishment of reserves for pools of homogeneous loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 - 4 family residential mortgages, and consumer loans.

The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans modified as troubled debt restructurings. Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the shortfall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.

Lakeland groups impaired commercial loans under $500,000 into homogeneous pools and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

The establishment of reserve amounts for pools of homogeneous loans and leases are based upon the determination of historical loss rates, which are adjusted to reflect current conditions through the use of qualitative factors. The qualitative factors considered by the Company include an evaluation of the results of the Company’s independent loan review function, the Company's reporting capabilities, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, trends in the portfolio, delinquency trends, economic and business conditions and capitalization rates. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trends in the real estate market could affect the underlying values available to protect Lakeland from losses.

Additionally, management determines the loss emergence periods for each loan segment, which are used to define loss migration periods and establish appropriate ranges for qualitative adjustments for each loan segment. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first partial or full loan charge-off), and is determined based upon a study of our past loss experience by loan segment. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.
Fair value measurements of investment securities. Fair values of financial instruments are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
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
Financial Overview
The year ended December 31, 2017 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•
Net income was $52.6 million, or $1.09 per diluted share, for the year ended December 31, 2017 compared to net income of $41.5 million, or $0.95 per diluted share, for 2016. Excluding the impact of the net charge of $602,000 taken in 2017 related to the Tax Cuts and Jobs Act of 2017, net income would have been $53.2 million and diluted EPS would have been $1.11 in 2017. For more information, please see Note 10 to the audited Consolidated Financial Statements. Excluding merger related expenses and other items, net income for 2016 would have been $44.3 million, or $1.02 per diluted share.

•	In 2017, return on average assets was 1.00%, return on average common equity was 9.25% and return on average tangible common equity was 12.24%.

•	Total loans and leases increased by $282.1 million, or 7%, in 2017, with the majority of the increase in the commercial loans secured by real estate category.

•	Total deposits increased $275.9 million, or 7%, in 2017, which included $40.1 million in noninterest-bearing deposits.

•	The Company’s net interest margin was 3.38% for 2017 compared to 3.41% for 2016.

•
The efficiency ratio was 53.40% for 2017, as compared to 56.48% for 2016. The improvement in this ratio, in part, reflects the realization of cost savings from our acquisitions and the closure of seven branches in 2016.

Net Income
Net income for 2017 was $52.6 million, or $1.09 per diluted share, compared to net income of $41.5 million, or $0.95 per diluted share, in 2016. Excluding the impact of the one-time charge taken in 2017 related to the Tax Cuts and Jobs Act of 2017, net income for 2017 was $53.2 million, or $1.11 per diluted share. Excluding merger related expenses and other items, net income for 2016 was $44.3 million, or $1.02 per diluted share. The major contributing factor to the increase in net income was an increase in net interest income of $19.6 million from 2016 to 2017 due to an increase in interest-earning assets resulting from organic growth as well as the Harmony acquisition.
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
Net interest income on a tax equivalent basis for 2017 was $166.3 million, compared to $146.6 million in 2016, resulting primarily from growth in average earning assets of $631.6 million. The net interest margin decreased from 3.41% in 2016 to 3.38% in 2017 primarily as a result of a 13 basis point increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing deposits is primarily attributable to an increasingly competitive market for deposits, which led the Company to run a time deposit promotion, as well as higher costing core deposits acquired in the Harmony acquisition. The increase in the cost of funds was partially mitigated by an increase in the yield on interest-earning assets of 6 basis points and an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $106.7 million. The components of net interest income will be discussed in greater detail below.
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

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
	(in thousands)
INTEREST INCOME
Loans and leases	$19,713	$2,852	$22,565	$33,166	$1,316	$34,482
Taxable investment securities and other	3,972	(148)	3,824	141	459	600
Tax-exempt investment securities	404	(84)	320	554	(256)	298
Federal funds sold	(96)	407	311	309	198	507
Total interest income	23,993	3,027	27,020	34,170	1,717	35,887
INTEREST EXPENSE
Savings deposits	1	(38)	(37)	50	51	101
Interest-bearing transaction accounts	1,334	2,694	4,028	1,019	1,487	2,506
Time deposits	1,040	1,057	2,097	1,513	637	2,150
Borrowings	(555)	1,786	1,231	1,089	927	2,016
Total interest expense	1,820	5,499	7,319	3,671	3,102	6,773
NET INTEREST INCOME	$22,173	$(2,472)	$19,701	$30,499	$(1,385)	$29,114

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

	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,024,257	$172,342	4.28%	$3,562,882	$149,777	4.20%	$2,773,601	$115,295	4.16%
Taxable investment securities and other	706,167	14,987	2.12%	518,905	11,163	2.15%	512,145	10,563	2.06%
Tax-exempt securities	104,267	3,069	2.94%	90,431	2,749	3.04%	69,307	2,451	3.54%
Federal funds sold (2)	92,295	880	0.95%	123,166	569	0.46%	35,059	62	0.18%
Total interest-earning assets	4,926,986	191,278	3.88%	4,295,384	164,258	3.82%	3,390,112	128,371	3.79%
Noninterest-earning assets:
Allowance for loan and lease losses	(33,148)			(31,190)			(31,062)
Other assets	373,723			355,622			289,786
TOTAL ASSETS	$5,267,561			$4,619,816			$3,648,836
LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
Savings accounts	$486,821	$276	0.06%	$485,004	$313	0.06%	$399,431	$212	0.05%
Interest-bearing transaction accounts	2,241,259	10,186	0.45%	1,880,391	6,158	0.33%	1,511,954	3,652	0.24%
Time deposits	623,257	6,138	0.98%	506,487	4,041	0.80%	303,682	1,891	0.62%
Borrowings	357,978	8,366	2.34%	393,149	7,135	1.81%	328,936	5,119	1.56%
Total interest-bearing liabilities	3,709,315	24,966	0.67%	3,265,031	17,647	0.54%	2,544,003	10,874	0.43%
Noninterest-bearing liabilities:
Demand deposits	959,298			852,629			695,630
Other liabilities	30,268			27,616			16,982
Stockholders’ equity	568,680			474,540			392,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,267,561			$4,619,816			$3,648,836
Net interest income/spread		166,312	3.21%		146,611	3.28%		117,497	3.36%
Tax equivalent basis adjustment		1,074			962			857
NET INTEREST INCOME		$165,238			$145,649			$116,640
Net interest margin (3)			3.38%			3.41%			3.47%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, loans held for sale, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income on a tax equivalent basis divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $164.3 million in 2016 to $191.3 million in 2017, an increase of $27.0 million, or 16%. The increase in interest income was primarily a result of the Harmony acquisition as well as organic growth in loans, as the average balance of loans and leases increased $461.4 million compared to 2016. The yield on average loans and leases of 4.28% in 2017 was 8 basis points greater than 2016. The yield on average taxable investment securities and tax-exempt investment securities decreased by 3 and 10 basis points, respectively, compared to 2016. Interest on taxable investment securities in 2016, included $358,000 in income on called U.S. government agency securities. The decrease in yield on tax-exempt investment securities was primarily due to securities maturing at higher rates and new purchases of short-term securities at lower rates.
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
Total interest expense increased from $17.6 million in 2016 to $25.0 million in 2017, an increase of $7.3 million, or 41%, primarily due to the increasing rate environment. The cost of average interest-bearing liabilities increased from 0.54% in 2016 to 0.67% in 2017. The increase in the cost of interest-bearing liabilities was due to an increase in the cost of borrowings and an increasingly competitive market for deposits. The 53 basis point increase in the cost of borrowings was due primarily to the $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. During 2017, average interest-bearing transaction accounts and time deposits increased 19% and 23%, respectively, while the yield for those categories increased by 12 basis points and 18 basis points, respectively.
Total interest expense increased from $10.9 million in 2015 to $17.6 million in 2016, an increase of $6.8 million, or 62%. The increase in interest income from 2015 to 2016 resulted from a combination of growth and an increasing rate environment. The cost of average interest-bearing liabilities increased from 0.43% in 2015 to 0.54% in 2016. The yield on interest-bearing transaction accounts and time deposits increased by 9 basis points and 18 basis points, respectively. The increase in the yield on interest-bearing liabilities was due primarily to higher costing deposits acquired in the Pascack and Harmony acquisitions, an increase in the cost of borrowings, and an increasingly competitive market for deposits. As growth in loans exceeded growth in core deposits from 2015 to 2016, the Company utilized higher cost time deposits and term borrowings from the Federal Home Loan Bank of New York to fund loan growth. A change in the mix of deposits also contributed to the increase in the cost of funds. The percentage of time deposits to total interest-bearing liabilities increased from 12% in 2015 to 16% in 2016, while savings and interest-bearing transaction accounts decreased as a percentage of interest-bearing liabilities. Time deposits typically pay higher rates than savings and interest-bearing transaction accounts. Additionally, the $75.0 million subordinated debt offering in September 2016 added $1.0 million to the cost of borrowings in 2016.
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
The provision for loan and lease losses increased from $4.2 million in 2016 to $6.1 million in 2017. The increased provision during 2017 was primarily a result of commercial real estate loan growth and higher charge-offs in commercial construction loans. For more information, please see the discussion under "Risk Elements" below.
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
Noninterest Income
Noninterest income of $25.4 million in 2017 increased by $4.1 million compared to 2016. Included in noninterest income in 2017 was $2.5 million in gains on sales of investment securities compared to $370,000 for the same period last year. Service charges on deposit accounts of $10.7 million in 2017 was $583,000 higher than 2016 due primarily to changes in the fee structure on deposit accounts. Commissions and fees of $4.9 million in 2017 increased $509,000 compared to 2016 due primarily to increases in commercial loan fees and credit card related merchant service fees. Gains on sales of loans in 2017 of $1.8 million decreased $287,000 compared to 2016 due primarily to a reduced volume of sales. Income on bank owned life insurance at $2.4 million decreased $208,000 compared to 2016 due primarily to higher death benefits received in 2016. Other income of $3.1 million in 2017 was $1.4 million higher than 2016 due primarily to a $380,000 increase in gains on sales of other real estate owned, a $324,000 gain on the payoff of an acquired loan and $881,000 in gains on the sales of three former branches. Noninterest income represented 13% of total revenue in 2017. (Total revenue is defined as net interest income plus noninterest income).

Noninterest income of $21.3 million in 2016 increased by $169,000 compared to 2015. Excluding a $1.8 million gain on debt extinguishment received in 2015, noninterest income increased $2.0 million from 2015 to 2016. Gains on sales of loans of $2.1 million and gain on investment securities of $370,000 in 2016 increased $442,000 and $129,000, respectively, compared to the same period last year. Income on bank owned life insurance at $2.6 million increased $545,000 compared to 2015. In 2016, an $864,000 death benefit was received on a bank owned life insurance policy, compared to a $435,000 death benefit received in 2015. Commissions and fees totaling $4.3 million decreased $219,000, due primarily to reduced financial services income. Other income totaling $1.8 million in 2016 was $969,000 higher than 2015, resulting primarily from an increase in swap income of $659,000 compared to 2015, as well as a $219,000 recovery from a Somerset Hills loan that was written off prior to the Lakeland acquisition. Noninterest income represented 13% of total revenue in 2016.
Noninterest Expense
Noninterest expense totaling $104.5 million increased $4.6 million in 2017 from 2016. During 2017, the Company incurred $2.8 million in long-term debt prepayment penalties, and in 2016, the Company incurred $4.1 million in merger related expenses. Salaries and employee benefits expense of $61.2 million increased $5.1 million from 2016, primarily due to the addition of Harmony employees during the second half of 2016 and year-over-year increases in employee salary and benefit costs. FDIC insurance expense of $1.6 million in 2017 decreased $671,000 compared to 2016, due primarily to decreased non-performing loans and increased capital levels. Data processing expense of $2.0 million increased $102,000 resulting from increases in the cost of mobile banking and the addition of the Harmony branches in the second half of 2016.
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
The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding long-term debt repayment fees, merger related expenses, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities and gain on debt extinguishment). In 2017, the Company’s efficiency ratio on a tax equivalent basis was 53.40% compared to 56.48% in 2016. The efficiency ratio was 60.31% in 2015.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$104,534	$99,917	$87,211	$79,135	$78,741
Less:
Amortization of core deposit intangibles	(654)	(734)	(415)	(464)	(288)
Merger related expenses	—	(4,103)	(1,152)	—	(2,834)
Long-term debt prepayment fee	(2,828)	—	(2,407)	—	(1,209)
Provision for unfunded lending commitments	—	(438)	(864)	65	(55)
Noninterest expense, as adjusted	$101,052	$94,642	$82,373	$78,736	$74,355
Net interest income	$165,238	$145,649	$116,640	$113,566	$104,542
Noninterest income	25,435	21,330	21,161	17,722	20,961
Total revenue	190,673	166,979	137,801	131,288	125,503
Plus: Tax-equivalent adjustment on municipal securities	1,074	962	857	972	965
Less: Gains on sales of investment securities and debt extinguishment	(2,524)	(370)	(2,071)	(2)	(2,036)
Total revenue, as adjusted	$189,223	$167,571	$136,587	$132,258	$124,432
Efficiency ratio (Non-GAAP)	53.40%	56.48%	60.31%	59.53%	59.76%

Income Taxes
The Company’s effective income tax rate was 34.3%, 33.9% and 33.2%, in the years ended December 31, 2017, 2016 and 2015, respectively. The effective tax rate increase from 2016 to 2017 was primarily as a result of a decrease in tax advantaged items as a percent of pre-tax income. A net charge of $602,000 taken in 2017 related to the Tax Cuts and Jobs Act of 2017 was mitigated by the implementation of Accounting Standards Update 2016-09 which resulted in a $587,000 tax benefit related to excess tax benefits from the exercise of stock options and the vesting of restricted stock and restricted stock units. The effective tax rate increase from 2015 to 2016 was primarily as a result of a decrease in tax advantaged items as a percent of pre-tax income. Contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses, offset by the impact of interest income from tax-exempt securities and income on bank owned life insurance policies.
Financial Condition
Total assets increased from $5.09 billion at December 31, 2016 to $5.41 billion at December 31, 2017, an increase of $312.5 million, or 6%. Loans, net of deferred fees, were $4.15 billion, an increase of $282.1 million, or 7%, from $3.87 billion at December 31, 2016. Total deposits were $4.37 billion, an increase of $275.9 million, or 7%, from December 31, 2016. Total assets at year-end 2016 increased $1.22 billion, or 32%, from year-end 2015.
Loans and Leases
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast.
Gross loans and leases of $4.16 billion increased by $282.8 million from December 31, 2016, primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate increased $274.6 million, or 11%, from December 31, 2016 to December 31, 2017. Leases and real estate construction loans increased $8.0 million, or 12%, and $53.8 million, or 25%, respectively. Commercial, industrial and other decreased $9.8 million, or 3%, while real estate-residential mortgages declined $26.7 million, or 8%. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. Additionally, home equity and consumer loans decreased $17.1 million, or 5%. Gross loans and leases at December 31, 2016 of $3.87 billion increased by $905.9 million from December 31, 2015, including Pascack and Harmony loans, which totaled $319.6 million and $260.8 million, respectively, at acquisition. Excluding Pascack’s and Harmony’s loans, total loans increased $325.6 million, or 11%, from December 31, 2015 to December 31, 2016, primarily in the commercial loans secured by real estate category.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Commercial, secured by real estate	$2,831,184	$2,556,601	$1,761,589	$1,529,761	$1,389,861
Commercial, industrial and other	340,400	350,228	307,044	238,252	213,808
Leases	75,039	67,016	56,660	54,749	41,332
Real estate - residential mortgage	322,880	349,581	389,692	431,190	432,831
Real estate - construction	264,908	211,109	118,070	64,020	53,119
Home equity and consumer	322,269	339,360	334,891	337,642	339,338
Total loans and leases	4,156,680	3,873,895	2,967,946	2,655,614	2,470,289
Deferred fees	(3,960)	(3,297)	(2,746)	(1,788)	(1,273)
Loans and leases, net	$4,152,720	$3,870,598	$2,965,200	$2,653,826	$2,469,016
At December 31, 2017, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.
The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2017:

	Within One Year	After One but Within Five Years	After Five Years	Total
	(in thousands)
Commercial, secured by real estate	$104,115	$549,013	$2,178,056	$2,831,184
Commercial, industrial and other	172,429	88,918	79,053	340,400
Real estate - construction	120,607	57,298	87,003	264,908
Total	$397,151	$695,229	$2,344,112	$3,436,492
Predetermined rates	$73,815	$511,435	$310,066	$895,316
Floating or adjustable rates	323,336	183,794	2,034,046	2,541,176
Total	$397,151	$695,229	$2,344,112	$3,436,492
Risk Elements
Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower, they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment of all contractual principal and interest is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans and closed-end consumer loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and the loans are well-secured and in the process of collection. Open-end consumer loans secured by real estate are generally placed on non-accrual status and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid and satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

The following schedule sets forth certain information regarding Lakeland’s non-accrual loans (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Commercial, secured by real estate	$5,890	$10,413	$10,446	$7,424	$7,697
Commercial, industrial and other	184	167	103	308	88
Leases, including leases held for sale	144	153	316	88	—
Real estate - residential mortgage	3,860	6,048	8,664	9,246	6,141
Real estate - construction	1,472	1,472	—	188	831
Home equity and consumer	2,105	2,151	3,167	3,415	2,175
Total non-accrual loans and leases	13,655	20,404	22,696	20,669	16,932
Other real estate and other repossessed assets	843	1,072	983	1,026	520
Total non-performing assets	$14,498	$21,476	$23,679	$21,695	$17,452
Non-performing assets as a percentage of total assets	0.27%	0.42%	0.61%	0.61%	0.53%
Loans and leases past due 90 days or more and still accruing	$200	$10	$331	$66	$1,997
Troubled debt restructurings, still accruing	$11,462	$8,802	$10,108	$10,579	$10,289
Non-accrual loans and leases decreased to $13.7 million on December 31, 2017 from $20.4 million at December 31, 2016 due primarily to commercial, secured by real estate which decreased $4.5 million, or 43%, and residential mortgages which decreased $2.2 million, or 36%.
Non-accruals include 4 loan relationships between $500,000 and $1.0 million totaling $2.4 million, and 2 loan relationships exceeding $1.0 million totaling $2.5 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $2.7 million and $2.4 million in troubled debt restructurings for the years ended December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, Lakeland had $11.5 million and $8.8 million, respectively, in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial difficulties of the borrower.

For 2017, the gross interest income that would have been recorded, had the loans and leases classified at year-end as impaired been performing in conformance with their original terms, was approximately $1.5 million. The amount of interest income actually recorded on those loans and leases for 2017 was $705,000. The resultant loss of $785,000 for 2017 compares with prior year losses of $1.0 million for 2016 and $792,000 for 2015.

As of December 31, 2017, Lakeland had impaired loans and leases totaling $22.6 million (consisting primarily of non-accrual and restructured loans and leases), compared to $25.3 million at December 31, 2016. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $505,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2017 compared to $529,000 at December 31, 2016. At December 31, 2017, Lakeland also had $28.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.7 million at December 31, 2016.
There were no additional loans or leases at December 31, 2017, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2017, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Allowance balance, beginning of the year	$31,245	$30,874	$30,684	$29,821	$28,931
Loans and leases charged off:
Commercial, secured by real estate	(762)	(410)	(1,821)	(2,282)	(2,026)
Commercial, industrial and other	(477)	(796)	(205)	(999)	(1,324)
Leases	(305)	(366)	(548)	(597)	(206)
Real estate - residential mortgage	(441)	(1,103)	(375)	(827)	(1,257)
Real estate - construction	(609)	—	(20)	(25)	(3,854)
Home equity and consumer	(852)	(1,980)	(1,511)	(2,697)	(1,624)
Total loans and leases charged off	(3,446)	(4,655)	(4,480)	(7,427)	(10,291)
Recoveries:
Commercial, secured by real estate	396	297	2,221	999	1,061
Commercial, industrial and other	172	202	183	1,039	260
Leases	59	31	26	19	121
Real estate - residential mortgage	5	8	63	42	99
Real estate - construction	31	18	106	106	14
Home equity and consumer	903	247	129	220	283
Total recoveries	1,566	803	2,728	2,425	1,838
Net charge-offs	(1,880)	(3,852)	(1,752)	(5,002)	(8,453)
Provision for loan and lease losses	6,090	4,223	1,942	5,865	9,343
Allowance balance, end of year	$35,455	$31,245	$30,874	$30,684	$29,821
Net charge-offs as a percentage of average loans and leases outstanding	0.05%	0.11%	0.06%	0.19%	0.36%
Allowance as a percentage of year-end total loans and leases outstanding	0.85%	0.81%	1.04%	1.16%	1.21%
Allowance as a percent of non-accrual loans and leases	259.65%	153.13%	136.03%	148.45%	176.12%
The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgments and Estimates – Allowance for Loan and Lease Losses.”
Non-accrual loans and leases decreased from $20.4 million on December 31, 2016 to $13.7 million on December 31, 2017 and the allowance for loan and lease losses was 0.85% of total loans and leases on December 31, 2017 compared to 0.81% of total loans and leases on December 31, 2016. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2017.
The overall balance of the allowance for loan and lease losses of $35.5 million at December 31, 2017 increased $4.2 million from December 31, 2016, an increase of 13%. The change of the allowance within segments of the loan portfolio reflects changes in the non-performing loans and charge-off statistics within each segment as well as the level of growth within each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.
The increase in the allowance from December 31, 2016 to December 31, 2017 within the commercial, secured by real estate and the real estate-construction segments reflects loan growth in both of these segments as well as an increase in charge-offs in real estate-construction. The increase in the allowance in commercial, industrial and other loans relates to the migration of loans into higher risk rating categories. On the other hand, the decline in the allowance for real estate-residential mortgages and home equity and consumer loans reflects both a decline in loans outstanding as well as an improvement in asset quality and net charge-offs.
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

	December 31,
	2017		2016		2015		2014		2013
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(dollars in thousands)
Commercial, secured by real estate	$25,704	68.0%	$21,223	66.1%	$20,223	59.4%	$13,577	57.6%	$14,463	56.2%
Commercial, industrial and other	2,313	8.2%	1,723	9.0%	2,637	10.3%	3,196	9.0%	5,331	8.7%
Leases	630	1.8%	548	1.7%	460	1.9%	582	2.1%	504	1.7%
Real estate - residential mortgage	1,557	7.8%	1,964	9.0%	2,588	13.1%	4,020	16.2%	3,214	17.5%
Real estate - construction	2,731	6.4%	2,352	5.4%	1,591	4.0%	553	2.4%	542	2.2%
Home equity and consumer	2,520	7.8%	3,435	8.8%	3,375	11.3%	6,333	12.7%	2,737	13.7%
Unallocated	—		—		—		2,423		3,030
	$35,455	100.0%	$31,245	100.0%	$30,874	100.0%	$30,684	100.0%	$29,821	100.0%

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

	December 31,
	2017	2016	2015
	(in thousands)
U.S. Treasury and U.S. government agencies	$180,670	$150,912	$127,610
Mortgage-backed securities, residential	469,245	442,244	315,918
Mortgage-backed securities, multifamily	12,034	12,246	12,279
Obligations of states and political subdivisions	94,638	119,610	82,115
Equity securities	18,089	21,882	18,645
Debt securities	11,144	7,424	2,522
	$785,820	$754,318	$559,089
The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule issued in December 2013. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following tables set forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2017, at book value:

Available for Sale	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$4,477	$88,753	$27,046	$26,979	$147,255
Yield	1.07%	1.69%	1.78%	2.05%	1.75%
Mortgage-backed securities, residential
Amount	152	5,519	60,883	347,700	414,254
Yield	2.89%	2.62%	2.11%	2.19%	2.18%
Mortgage-backed securities, multifamily
Amount	—	10,077	—	—	10,077
Yield	—%	2.08%	—%	—%	2.08%
Obligations of states and political subdivisions
Amount	4,910	20,246	23,391	2,773	51,320
Yield	2.99%	2.66%	2.35%	3.01%	2.57%
Debt securities
Amount	—	—	5,140	—	5,140
Yield	—%	—%	5.19%	—%	5.19%
Equity securities
Amount	18,089	—	—	—	18,089
Yield	1.66%	—%	—%	—%	1.66%
Total securities
Amount	$27,628	$124,595	$116,460	$377,452	$646,135
Yield	1.81%	1.92%	2.22%	2.18%	2.12%

Held to Maturity	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$5,001	$21,387	$7,027	$—	$33,415
Yield	1.98%	2.02%	1.76%	—%	1.96%
Mortgage-backed securities, residential
Amount	—	—	211	54,780	54,991
Yield	—%	—%	5.05%	2.65%	2.66%
Mortgage-backed securities, multifamily
Amount	—	1,119	—	838	1,957
Yield	—%	1.09%	—%	2.37%	1.63%
Obligations of states and political subdivisions
Amount	10,380	17,599	11,541	3,798	43,318
Yield	1.84%	2.48%	2.88%	3.13%	2.49%
Debt securities
Amount	1,004	—	5,000	—	6,004
Yield	5.75%	—%	4.48%	—%	4.69%
Total securities
Amount	$16,385	$40,105	$23,779	$59,416	$139,685
Yield	2.12%	2.20%	2.91%	2.67%	2.51%
Other Assets
Other assets increased from $30.6 million at December 31, 2016 to $35.6 million at December 31, 2017 primarily due to a $3.2 million increase in swap assets.

Deposits
Total deposits increased from $4.09 billion at December 31, 2016 to $4.37 billion at December 31, 2017, an increase of $275.9 million, or 7%. Noninterest-bearing deposits increased $40.1 million, or 4%, to $967.3 million. Savings and interest-bearing transaction accounts and time deposits increased $43.3 million and $192.5 million, respectively.
Total deposits increased from $3.00 billion at December 31, 2015 to $4.09 billion at December 31, 2016, an increase of $1.10 billion, or 37%. Pascack’s and Harmony’s deposits totaled $304.5 million and $278.1 million, respectively, at the time of acquisition.
The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$959,298	—%	$852,629	—%	$695,630	—%
Interest-bearing transaction accounts	2,241,259	0.45%	1,880,391	0.33%	1,511,954	0.24%
Savings	486,821	0.06%	485,004	0.06%	399,431	0.05%
Time deposits	623,257	0.98%	506,487	0.80%	303,682	0.62%
Total	$4,310,635	0.38%	$3,724,511	0.28%	$2,910,697	0.20%
As of December 31, 2017, the aggregate amount of outstanding time deposits issued in amounts of greater than $250,000, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$40,279
Over 3 through 6 months	52,306
Over 6 through 12 months	63,293
Over 12 months	24,687
Total	$180,565

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
In 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR over a five year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, the Company did not record any hedge ineffectiveness.
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

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $67.5 million in 2017 compared to $50.1 million and $40.8 million in 2016 and 2015, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2017, Lakeland generated $275.9 million in deposit growth, compared to $514.7 million in 2016.

•
Sales of securities and overnight funds. At year-end 2017, the Company had $646.1 million in securities designated “available for sale.” Of these securities, $354.6 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•
Overnight credit lines. As a member of the Federal Home Loan Bank of New York (“FHLB”), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2017. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million. Lakeland had borrowings against these lines of $80.0 million at December 31, 2017. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2017.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $142.9 million on December 31, 2017, decreased $32.9 million from December 31, 2016. Operating activities provided $67.5 million in net cash. Investing activities used $355.1 million in net cash, primarily reflecting an increase in loans and leases and available for sale securities. Financing activities provided $254.8 million in net cash primarily reflecting a net increase in deposits of $276.5 million, and an increase in federal funds purchased and securities sold under agreements to repurchase of $68.6 million, partially offset by net repayments of other borrowings of $71.0 million.
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
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2017. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

	Payment Due Period
	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years
	(in thousands)
Minimum annual rentals or noncancellable operating leases	$29,832	$3,185	$5,898	$4,964	$15,785
Benefit plan commitments	5,965	307	793	793	4,072
Remaining contractual maturities of time deposits	737,428	555,167	150,711	31,550	—
Subordinated debentures	104,902	—	—	—	104,902
Loan commitments and lines of credit	966,441	620,387	181,114	42,246	122,694
Other borrowings	192,011	70,896	91,144	29,971	—
Interest on other borrowings (1)	61,425	7,984	13,171	10,723	29,547
Standby letters of credit	14,832	12,853	1,868	31	80
Total	$2,112,836	$1,270,779	$444,699	$120,278	$277,080

(1)	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.86%.
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
The Company’s net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. For example, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market interest rates could adversely affect net interest income. Conversely, when interest-earning assets reprice more quickly than interest-bearing liabilities, an increase in market interest rates could increase net interest income.
The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee (the “ALCO”), consisting of the Chief Executive Officer, the Chief Financial Officer, a Regional President, Chief Operating Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, Chief Risk Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.
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
Management reviews the accuracy of its model by back testing its results (comparing predicted results in past models with current data), and it periodically reviews its prepayment assumptions, decay rates and other assumptions.
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2018 (the base case) is $170.0 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
December 31, 2017	(1.1)%	(3.6)%
December 31, 2016	(0.5)%	(2.4)%
The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
December 31, 2017	0.3%	0.3%	0.3%	(5.9)%
December 31, 2016	1.9%	1.4%	0.9%	(4.8)%

In the table above, for a 100 basis point rate decrease in interest rates, net interest income at December 31, 2017 would decrease 5.9% which is slightly above our Asset/Liability Policy limit. Although management believes that we are in an increasing interest rate environment, the committee will continue to monitor this ratio to ensure no undue interest rate risk is taken.

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2017 (the base case) was $797.7 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
December 31, 2017	(5.0)%	(3.3)%	(1.4)%	(0.4)%
December 31, 2016	(7.5)%	(4.9)%	(2.2)%	0.4%
The information set forth above is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The information in the above tables represent the policy scenario that the ALCO reviews on a quarterly basis. There are also other scenarios run that the ALCO examines that vary depending on the economic environment. These scenarios include a yield curve flattening scenario and scenarios that show more dramatic changes in rates. The committee uses alternative scenarios, depending on the economic environment, in its interest rate management decisions.
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
Capital Resources
Stockholders’ equity increased from $550.0 million on December 31, 2016 to $583.1 million on December 31, 2017. The increase in stockholders’ equity from December 31, 2016 to December 31, 2017 was primarily due to $52.6 million of net income, partially offset by the payment of cash dividends on common stock of $18.9 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $11.65 on December 31, 2016 to $12.31 on December 31, 2017, primarily as a result of net income. Book value per common share was $10.57 on December 31, 2015. Tangible book value per share increased from $8.70 on December 31, 2016 to $9.38 on December 31, 2017. For more information see “Non-GAAP Financial Measures.”
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2017, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.
On September 30, 2016, the Company completed an offering of $75.0 million fixed to floating rate subordinated notes due September 30, 2026. The notes bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR rate plus 397 basis points until maturity in September 2026 or their earlier redemption. The debt is included in Tier 2 capital for the Company. On September 30, 2016, the Company contributed $69.9 million to Lakeland’s capital, increasing the Bank’s capital ratios.
On December 14, 2016, the Company successfully completed an at-the-market common stock issuance. A total of 2,739,650 shares of the Company’s common stock were sold at a weighted average price of $18.25, representing gross proceeds to the Company of approximately $50.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were approximately $48.7 million. The Company contributed $48.5 million to Lakeland's capital, increasing the Bank's capital ratios.
The following table reflects capital ratios of the Company and Lakeland as of December 31, 2017 and 2016:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common EquityTier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios	2017	2016	2017	2016	2017	2016	2017	2016
The Company	9.12%	9.07%	10.18%	10.11%	10.87%	10.85%	13.40%	13.48%
Lakeland Bank	10.06%	10.21%	12.00%	12.21%	12.00%	12.21%	12.86%	13.03%
Required capital ratios including conservation buffer	4.00%	4.00%	5.75%	5.125%	7.25%	6.625%	9.25%	8.625%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

Non-GAAP Financial Measures

Calculation of Tangible Book Value Per Common Share	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Total common stockholders’ equity at end of period - GAAP	$583,122	$550,044	$400,516	$379,438	$351,424
Less:
Goodwill	136,433	135,747	109,974	109,974	109,974
Other identifiable intangible assets, net	2,362	3,344	1,545	1,960	2,424
Total tangible common stockholders’ equity at end of period - Non-GAAP	$444,327	$410,953	$288,997	$267,504	$239,026
Shares outstanding at end of period (1)	47,354	47,223	37,906	37,911	37,874
Book value per share - GAAP (1)	$12.31	11.65	10.57	10.01	9.28
Tangible book value per share - Non-GAAP (1)	$9.38	8.70	7.62	7.06	6.31

(1)	Adjusted for 5% stock dividends in 2014.

Calculation of Tangible Common Equity to Tangible Assets	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Total tangible common stockholders’ equity at end of period - Non-GAAP	$444,327	$410,953	$288,997	$267,504	$239,026
Total assets at end of period - GAAP	$5,405,639	$5,093,131	$3,869,550	$3,538,325	$3,317,791
Less:
Goodwill	136,433	135,747	109,974	109,974	109,974
Other identifiable intangible assets, net	2,362	3,344	1,545	1,960	2,424
Total tangible assets at end of period - Non-GAAP	$5,266,844	$4,954,040	$3,758,031	$3,426,391	$3,205,393
Common equity to assets - GAAP	10.79%	10.80%	10.35%	10.72%	10.59%
Tangible common equity to tangible assets - Non-GAAP	8.44%	8.30%	7.69%	7.81%	7.46%
Calculation of Return on Average Tangible Common Equity	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Net income - GAAP	$52,580	$41,518	$32,481	$31,129	$24,969
Total average common stockholders’ equity - GAAP	$568,680	$474,540	$392,221	$367,210	$320,923
Less:
Average goodwill	136,095	130,689	109,974	109,974	100,753
Average other identifiable intangible assets, net	2,847	3,225	1,759	2,200	1,513
Total average tangible common stockholders’ equity - Non-GAAP	$429,738	$340,626	$280,488	$255,036	$218,657
Return on average common stockholders’ equity - GAAP	9.25%	8.75%	8.28%	8.48%	7.78%
Return on average tangible common stockholders’ equity - Non-GAAP	12.24%	12.19%	11.58%	12.21%	11.42%

	For the Years Ended December 31,
Reconciliation of Earnings Per Share	2017	2016	2015
	(in thousands, except per share amounts)
Net income - GAAP	$52,580	$41,518	$32,481
Non-routine transactions, net of tax
Debt prepayment charges	—	—	1,424
Gain on debt extinguishment	—	—	(1,082)
Associated gain on sale of investment securities	—	—	(102)
Excise tax on real estate investment trust ("REIT") dividend	1,945	—	—
Adjustment to net deferred tax asset for Tax Cuts and Jobs act	(1,343)	—	—
Tax deductible merger related expenses	—	1,915	150
Non-tax deductible merger related expenses	—	866	889
Net effect of non-routine transactions	$602	$2,781	$1,279
Net income available to common shareholders excluding non-routine transactions	53,182	44,299	33,760
Less: earnings allocated to participating securities	(480)	(396)	(263)
Adjusted net income	$52,702	$43,903	$33,497

Weighted average shares - Basic	47,438	42,912	37,843
Weighted average shares - Diluted	47,674	43,114	37,993

Basic earnings per share, GAAP	$1.10	$0.96	$0.85
Diluted earnings per share, GAAP	$1.09	$0.95	$0.85
Basic earnings per share, adjusted for non-routine transactions	$1.11	$1.02	$0.89
Diluted earnings per share, adjusted for non-routine transactions	$1.11	$1.02	$0.88

Quarterly Financial Data
The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of non-recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share amounts)
Total interest income	$44,796	$47,212	$48,735	$49,461
Total interest expense	5,473	5,791	6,620	7,082
Net interest income	39,323	41,421	42,115	42,379
Provision for loan and lease losses	1,218	1,827	1,827	1,218
Noninterest income (excluding investment securities gains)	5,555	6,126	5,454	5,776
Gains on investment securities, net	2,539	(15)	—	—
Long-term debt prepayment fee	2,828	—	—	—
Core deposit intangible amortization	195	190	104	165
Noninterest expense	25,447	25,176	24,745	25,684
Income before taxes	17,729	20,339	20,893	21,088
Income taxes	5,417	6,969	7,170	7,913
Net income	$12,312	$13,370	$13,723	$13,175
Earnings per share of common stock
Basic	$0.26	$0.28	$0.29	$0.28
Diluted	$0.26	$0.28	$0.29	$0.27

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Total interest income	$37,571	$39,037	$43,005	$43,683
Total interest expense	3,721	3,935	4,487	5,504
Net interest income	33,850	35,102	38,518	38,179
Provision for loan and lease losses	1,075	1,010	1,763	375
Noninterest income (excluding investment securities gains)	4,497	4,885	6,417	5,161
Gains on investment securities, net	370	—	—	—
Merger related expenses	1,721	685	1,697	—
Core deposit intangible amortization	167	164	201	202
Noninterest expense	23,536	22,866	24,108	24,570
Income before taxes	12,218	15,262	17,166	18,193
Income taxes	4,110	5,132	5,839	6,240
Net income	$8,108	$10,130	$11,327	$11,953
Earnings per share of common stock
Basic	$0.20	$0.24	$0.25	$0.26
Diluted	$0.20	$0.24	$0.25	$0.26

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued an update (ASU 2018-02) regarding the reclassification of certain tax effects from accumulated other comprehensive income. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. This update would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 and would improve the usefulness of information reported to financial statement users. The amendments would be effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments would be permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update in December 2017, and recorded a $420,000 increase to retained earnings and reduction to accumulated other comprehensive income.

In August 2017, the FASB issued an update intended to improve and simplify accounting rules around hedge accounting. Amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is still evaluating the impact that this guidance will have on its financial statements.

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

In March 2017, the FASB issued an update which changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in a company’s income statement. The amendment requires that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment is effective for annual and interim periods beginning after December 15, 2017. Because the Company has minimal benefit plans that require the measurement of net periodic pension cost and net periodic post retirement benefit cost, the adoption of this update is not expected to have an impact on the Company’s financial statements.

In January 2017, the FASB issued an update to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for annual years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued an update that clarifies the definition of a business as it pertains to business combinations. This amendment affects all companies and other reporting organizations that must determine whether they have sold or acquired a business. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2017. The adoption of this update is not expected to have an impact on the Company’s financial statements.

In September 2016, the FASB issued an accounting standards update to address diversity in presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have an impact on the Company’s consolidated balance sheet or statement of income.

In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the chief risk officer that is comprised of individuals from the credit, risk management, finance and project management areas. The Company has been developing an implementation plan as well as considering various software providers and consultants to aid it in implementation.

In March 2016, the FASB issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard specifically requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. The Company adopted this accounting standards update in the first quarter of 2017. As a result, during 2017, the Company recorded $587,000 in excess tax benefits in the income statement. The Company elected to continue its existing practice of estimating the number of awards that will be forfeited. The Company elected to apply the cash flow classification guidance prospectively, and therefore, prior periods have not been adjusted.

In March 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Company adopted this accounting standards update in the first quarter of 2017. The adoption of this update did not have an impact on the Company’s financial statements.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects to record an increase in assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments.

In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update required an adjustment on January 1, 2018 from other comprehensive income to retained earnings for the amount of the unrealized gain on equity securities as of December 31, 2017. Thereafter, any increases or decreases to the market value on these equity securities will be recorded through the consolidated statement of income.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard. The Company has assessed its revenue streams and reviewed contracts potentially affected by the guidance including deposit related fees, interchange fees, investment commissions, merchant fee income and other noninterest income sources to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. The Company does not expect a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.
See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8 - Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Short Hills, New Jersey
February 28, 2018

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(dollars in thousands)
ASSETS
Cash	$114,138	$169,149
Interest-bearing deposits due from banks	28,795	6,652
Total cash and cash equivalents	142,933	175,801
Investment securities, available for sale, at fair value	646,135	606,704
Investment securities, held to maturity, at amortized cost with fair value of $138,688 in 2017 and $146,990 in 2016	139,685	147,614
Federal Home Loan Bank and other membership stock, at cost	12,576	15,099
Loans and leases, net of deferred fees	4,152,720	3,870,598
Less: allowance for loan and lease losses	35,455	31,245
Net loans	4,117,265	3,839,353
Loans held for sale	456	1,742
Premises and equipment, net	50,313	52,236
Accrued interest receivable	14,416	12,557
Goodwill	136,433	135,747
Other identifiable intangible assets	2,362	3,344
Bank owned life insurance	107,489	72,384
Other assets	35,576	30,550
TOTAL ASSETS	$5,405,639	$5,093,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$967,335	$927,270
Savings and interest-bearing transaction accounts	2,663,985	2,620,657
Time deposits through $250 thousand	556,863	404,680
Time deposits over $250 thousand	180,565	140,228
Total deposits	4,368,748	4,092,835
Federal funds purchased and securities sold under agreements to repurchase	124,936	56,354
Other borrowings	192,011	260,866
Subordinated debentures	104,902	104,784
Other liabilities	31,920	28,248
TOTAL LIABILITIES	4,822,517	4,543,087
STOCKHOLDERS’ EQUITY:
Common stock, no par value; authorized 70,000,000 shares; issued shares, 47,353,864 at December 31, 2017 and 47,222,914 at December 31, 2016	512,734	510,861
Retained earnings	72,737	38,590
Accumulated other comprehensive (loss) income	(2,349)	593
TOTAL STOCKHOLDERS’ EQUITY	583,122	550,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,405,639	$5,093,131
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$172,342	$149,777	$115,295
Federal funds sold and interest-bearing deposits with banks	880	569	62
Taxable investment securities and other	14,987	11,163	10,563
Tax-exempt investment securities	1,995	1,787	1,594
TOTAL INTEREST INCOME	190,204	163,296	127,514
INTEREST EXPENSE
Deposits	16,600	10,512	5,755
Federal funds purchased and securities sold under agreements to repurchase	198	69	110
Other borrowings	8,168	7,066	5,009
TOTAL INTEREST EXPENSE	24,966	17,647	10,874
NET INTEREST INCOME	165,238	145,649	116,640
Provision for loan and lease losses	6,090	4,223	1,942
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	159,148	141,426	114,698
NONINTEREST INCOME
Service charges on deposit accounts	10,740	10,157	10,024
Commissions and fees	4,858	4,349	4,568
Income on bank owned life insurance	2,354	2,562	2,017
Gain on debt extinguishment	—	—	1,830
Gains on sales of loans	1,836	2,123	1,681
Gain on sales and calls of investment securities, net	2,524	370	241
Other income	3,123	1,769	800
TOTAL NONINTEREST INCOME	25,435	21,330	21,161
NONINTEREST EXPENSE
Salaries and employee benefits	61,166	56,107	48,640
Net occupancy expense	10,243	9,935	8,956
Furniture and equipment	8,269	8,017	6,930
FDIC insurance expense	1,577	2,248	2,086
Stationery, supplies and postage	1,797	1,727	1,529
Marketing expense	1,675	1,672	1,586
Data processing expense	1,993	1,891	1,524
Telecommunications expense	1,607	1,631	1,448
ATM and debit card expense	2,051	1,582	1,398
Core deposit intangible amortization	654	734	415
Other real estate and repossessed asset expense	181	116	181
Long-term debt prepayment fee	2,828	—	2,407
Merger related expenses	—	4,103	1,152
Other expenses	10,493	10,154	8,959
TOTAL NONINTEREST EXPENSE	104,534	99,917	87,211
Income before provision for income taxes	80,049	62,839	48,648
Provision for income taxes	27,469	21,321	16,167
NET INCOME	$52,580	$41,518	$32,481
PER SHARE OF COMMON STOCK:
Basic earnings	$1.10	$0.96	$0.85
Diluted earnings	$1.09	$0.95	$0.85
Cash dividends	$0.40	$0.37	$0.33
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
NET INCOME	$52,580	$41,518	$32,481
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized losses on securities available for sale	(903)	(1,038)	(220)
Reclassification for securities gains included in net income	(1,640)	(233)	(157)
Unrealized gains on derivatives	37	672	—
Change in pension liability, net	(16)	42	4
Other comprehensive loss	(2,522)	(557)	(373)
TOTAL COMPREHENSIVE INCOME	$50,058	$40,961	$32,108
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At December 31, 2014	$384,731	$(6,816)	$1,523	$379,438
Net income	—	32,481	—	32,481
Other comprehensive loss, net of tax	—	—	(373)	(373)
Stock based compensation	1,605	—	—	1,605
Issuance of stock	22	—	—	22
Retirement of restricted stock	(254)	—	—	(254)
Exercise of stock options, net of excess tax benefits	183	—	—	183
Cash dividends, common stock	—	(12,586)	—	(12,586)
At December 31, 2015	$386,287	$13,079	$1,150	$400,516
Net income	—	41,518	—	41,518
Other comprehensive loss, net of tax	—	—	(557)	(557)
Stock based compensation	1,899	—	—	1,899
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Issuance of stock for Harmony acquisition	36,654	—	—	36,654
Issuance of stock	48,678	—	—	48,678
Retirement of restricted stock	(206)	—	—	(206)
Exercise of stock options, net of excess tax benefits	328	—	—	328
Cash dividends, common stock	—	(16,007)	—	(16,007)
At December 31, 2016	$510,861	$38,590	$593	$550,044
Net income	—	52,580	—	52,580
Other comprehensive loss, net of tax	—	—	(2,522)	(2,522)
Adjustment related to implementation of ASU 2018-02	—	420	(420)	—
Stock based compensation	2,325	—	—	2,325
Retirement of restricted stock	(773)	—	—	(773)
Exercise of stock options	321	—	—	321
Cash dividends, common stock	—	(18,853)	—	(18,853)
At December 31, 2017	$512,734	$72,737	$(2,349)	$583,122
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,580	$41,518	$32,481
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	5,153	4,581	4,151
Depreciation and amortization	4,536	3,961	3,410
Amortization of intangible assets	654	734	415
Provision for loan and lease losses	6,090	4,223	1,942
Stock based compensation	2,325	1,899	1,605
Loans originated for sale	(60,783)	(85,365)	(71,833)
Proceeds from sales of loans held for sale	63,905	86,859	72,873
Gains on sales of securities	(2,524)	(370)	(241)
Gains on sales of loans held for sale	(1,836)	(2,003)	(1,681)
Gains on proceeds from bank owned life insurance policies	(109)	(864)	(435)
Gains on debt redemption and extinguishment	—	—	(1,830)
Gains on other real estate and other repossessed assets	(646)	(248)	(102)
Loss (gain) on sale of premises and equipment	(838)	117	(6)
Long-term debt prepayment penalty	2,828	—	2,407
Deferred tax expense (benefit)	16,904	(987)	(824)
Excess tax benefits	587	—	—
Increase in other assets	(25,065)	(5,600)	(5,257)
Increase in other liabilities	3,705	1,618	3,691
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,466	50,073	40,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	68,751	—
Proceeds from repayments and maturities of available for sale securities	91,314	79,425	71,368
Proceeds from repayments and maturities of held to maturity securities	43,218	28,421	24,453
Proceeds from sales of available for sale securities	4,500	15,654	33,613
Purchase of available for sale securities	(140,565)	(245,699)	(92,904)
Purchase of held to maturity securities	(35,841)	(59,715)	(33,811)
Proceeds from redemptions of Federal Home Loan Bank stock	13,497	3,054	456
Purchases of Federal Home Loan Bank stock	(10,974)	(323)	(4,697)
Purchase of bank owned life insurance	(33,000)	—	(7,000)
Death benefit proceeds from bank owned life insurance policy	312	2,129	1,186
Net increase in loans and leases	(289,914)	(334,040)	(315,067)
Proceeds from dispositions and sales of bank premises and equipment	1,638	21	696
Purchases of premises and equipment	(3,972)	(3,977)	(4,838)
Proceeds from sales of other real estate and other repossessed assets	4,638	3,545	1,608
NET CASH USED IN INVESTING ACTIVITIES	(355,149)	(442,754)	(324,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	276,537	515,437	204,854
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	68,582	(94,880)	42,299
Proceeds from other borrowings	306,184	14,921	117,000
Repayments of other borrowings	(377,183)	(91,798)	(50,000)
Redemption of subordinated debentures, net	—	—	(8,170)
Net proceeds from issuance of subordinated debt	—	73,516	—
Exercise of stock options	321	285	124
Net proceeds from issuance of common stock	—	48,678	22
Retirement of restricted stock	(773)	(206)	(254)
Excess tax benefits	—	43	59
Dividends paid	(18,853)	(16,007)	(12,586)
NET CASH PROVIDED BY FINANCING ACTIVITIES	254,815	449,989	293,348
Net (decrease) increase in cash and cash equivalents	(32,868)	57,308	9,177
Cash and cash equivalents, beginning of year	175,801	118,493	109,316
CASH AND CASH EQUIVALENTS, END OF YEAR	$142,933	$175,801	$118,493

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$27,423	$21,744	$16,737
Cash paid during the period for interest	24,571	16,435	10,770
Transfer of loans and leases into other repossessed assets and other real estate owned	3,763	3,386	1,462
Acquisitions of Pascack and Harmony:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	3,742	—
Investment securities held for maturity	—	10,810	—
Investment securities available for sale	—	7,474	—
Loans, including loans held for sale	—	579,560	—
Goodwill and other intangible assets, net	—	29,060	—
Other assets	—	32,381	—
Total non-cash assets acquired	—	663,027	—
Liabilities assumed:
Deposits	—	(582,526)	—
Other borrowings	—	(66,622)	—
Other liabilities	—	(8,755)	—
Total liabilities assumed	—	(657,903)	—
Common stock issued for acquisitions	—	73,875	—
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
Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering demand deposit, savings and money market, and time deposit accounts to both commercial enterprises and individuals. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has an equipment finance division which provides equipment lease financing primarily to small and medium sized business clients and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.
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
Basis of Financial Statement Presentation
The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses and the valuation of the Company’s investment securities portfolio. The policies regarding these estimates are discussed below.
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
Cash and Cash Equivalents
Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. A portion of Lakeland’s cash on hand and on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.
Investment Securities
Investment securities are classified as held to maturity or available for sale. Management determines the appropriate classification of investment securities at the time of purchase. Investments in securities, for which management has both the ability and intent to hold to maturity, are classified as held to maturity and carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Losses are recorded through the statement of income when the impairment is considered other-than-temporary, even if a decision to sell has not been made.
The Company evaluates its investment securities portfolio for impairment each quarter. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company is more likely than not to sell the security before recovery of its cost basis. If a security has been impaired for more than twelve months, and the impairment is deemed other-than-temporary, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.
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
Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrowers they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans and closed-end consumer loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and the loans are well-secured and in the process of collection. Open-end consumer loans secured by real estate are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans modified as troubled debt restructurings. Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.
Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the short-fall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.
Lakeland groups impaired commercial loans under $500,000 into homogeneous pools and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.
Purchased Credit-Impaired (“PCI”) loans are loans acquired through acquisition or purchased at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and results in an increase in yield on a prospective basis. Subsequent to acquisition date, further credit deterioration of a PCI loan will result in a valuation allowance recognized in the allowance for loan and lease losses.
Loans are classified as troubled debt restructured loans ("TDRs") in cases where borrowers experience financial difficulties and Lakeland makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, an extended moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. Nonetheless, restructured loans are classified as impaired loans.
If a loan has been restructured, it will continue to be classified as a TDR until it is fully repaid or until it meets all of the following criteria: 1) the borrower is no longer experiencing financial difficulties, 2) the rate is not less than the rate provided for similar credit risk, 3) other terms are no less favorable than similar new debt and 4) no concessions were granted.
The allowance for loan and lease losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. In determining the allowance, we make significant estimates and judgments, and, therefore, have identified the allowance as a critical accounting policy. The allowance is established through a provision for loan and lease losses charged against income. Loan principal considered to be uncollectible by management is charged against the allowance.
The allowance for loan and lease losses has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. Management performs a formal quarterly evaluation of the allowance for loan and lease losses. This quarterly process is performed by the credit administration department and approved by the Chief Credit Officer. All supporting documentation with regard to the evaluation process is maintained by the credit administration department. Each quarter, the evaluation along with the supporting documentation is reviewed by the finance department before approval by the Chief Credit Officer. The allowance evaluation is then presented to an Allowance for Loan and Lease Losses committee, which gives final approval to the allowance evaluation before presented to the Board of Directors for their approval.
Additionally, the Company continually evaluates, through its governance process, the development of the allowance for loan and lease losses methodology. During the 3rd quarter of 2017, the Company refined and enhanced its quantitative framework by implementing loss migration periods to determine historical loss rates. It also enhanced its qualitative framework to complement the loss migration historical loss rates. These enhancements were implemented to increase the level of precision in the allowance for loan and lease losses and did not result in a material change in the required allowance for loan and lease losses.
The methodology employed for assessing the adequacy of the allowance consists of the following criteria:
•The establishment of specific reserve amounts for impaired loans and leases, including PCI loans.
•The establishment of reserves for pools of homogeneous loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 - 4 family residential mortgages, and consumer loans.
The establishment of reserve amounts for pools of homogeneous loans and leases are based upon the determination of historical loss rates, which are adjusted to reflect current conditions through the use of qualitative factors. The qualitative factors considered by the Company includes an evaluation of the results of the Company’s independent loan review function, the Company's reporting capabilities, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, trends in the portfolio, delinquency trends, economic and business conditions and capitalization rates. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trends in the real estate market could affect the underlying values available to protect Lakeland from losses.
Additionally, management determines the loss emergence periods for each loan segment, which are used to define loss migration periods and establish appropriate ranges for qualitative adjustments for each loan segment. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first partial or full loan charge-off), and is determined based upon a study of our past loss experience by loan segment. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.
A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan if the loan is collateral dependent or charged off if deemed uncollectible. For a loan that is not collateral dependent, a reserve may be established for any shortfall in expected cash flows. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.
Loans Held for Sale
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
Premises and Equipment, Net
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
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2017 and 2016, Lakeland was servicing approximately $23.0 million and $26.9 million, respectively, of loans for others.
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2017 and 2016, Lakeland had originated mortgage servicing rights of $88,000 and $124,000, respectively.
Under the amortization measurement method, Lakeland subsequently measures servicing rights at fair value at each reporting date and records any impairment in value of servicing assets in earnings in the period in which the impairment occurs. The fair values of servicing rights are subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Servicing fee income, which is reported on the income statement as commissions and fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned.
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
U.S. GAAP permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company completed its annual qualitative assessment as of November 30, 2017 and concluded that there was less than a 50% probability that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2017 and 2016, Lakeland had $107.5 million and $72.4 million, respectively, in BOLI. Income earned on BOLI was $2.4 million, $2.6 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.
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
The Company’s maximum exposure to the Trusts is $30.0 million at December 31, 2017 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.
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
New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued an update (ASU 2018-02) regarding the reclassification of certain tax effects from accumulated other comprehensive income. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. This update would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 and would improve the usefulness of information reported to financial statement users. The amendments would be effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments would be permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update in December 2017, and recorded a $420,000 increase to retained earnings and reduction to accumulated other comprehensive income.
In August 2017, the FASB issued an update intended to improve and simplify accounting rules around hedge accounting. Amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is still evaluating the impact that this guidance will have on its financial statements.
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
In March 2017, the FASB issued an update which changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in a company’s income statement. The amendment requires that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment is effective for annual and interim periods beginning after December 15, 2017. Because the Company has minimal benefit plans that require the measurement of net periodic pension cost and net periodic post retirement benefit cost, the adoption of this update is not expected to have an impact on the Company’s financial statements.
In January 2017, the FASB issued an update to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for annual years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s financial statements.
In January 2017, the FASB issued an update that clarifies the definition of a business as it pertains to business combinations. This amendment affects all companies and other reporting organizations that must determine whether they have sold or acquired a business. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2017. The adoption of this update is not expected to have an impact on the Company’s financial statements.
In September 2016, the FASB issued an accounting standards update to address diversity in presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have an impact on the Company’s consolidated balance sheet or statement of income.
In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the chief risk officer that is comprised of individuals from the credit, risk management, finance and project management areas. The Company has been developing an implementation plan as well as considering various software providers and consultants to aid it in implementation.
In March 2016, the FASB issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard specifically requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. The Company adopted this accounting standards update in the first quarter of 2017. As a result, during 2017, the Company recorded $587,000 in excess tax benefits in the income statement. The Company elected to continue its existing practice of estimating the number of awards that will be forfeited. The Company elected to apply the cash flow classification guidance prospectively, and therefore, prior periods have not been adjusted.
In March 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Company adopted this accounting standards update in the first quarter of 2017. The adoption of this update did not have an impact on the Company’s financial statements.
In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects to record an increase to assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments.
In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update required an adjustment on January 1, 2018 from other comprehensive income to retained earnings for the amount of the unrealized gain on equity securities as of December 31, 2017. Thereafter, any increases or decreases to the market value on these equity securities will be recorded through the consolidated statement of income.
In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard. The Company has assessed its revenue streams and reviewed contracts potentially affected by the guidance including deposit related fees, interchange fees, investment commissions, merchant fee income and other noninterest income sources to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. The Company does not expect a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard.

NOTE 2 - ACQUISITIONS
Harmony Bank
On July 1, 2016, the Company completed its acquisition of Harmony Bank (“Harmony”), a bank located in Ocean County, New Jersey. Effective upon the opening of business on July 1, 2016, Harmony was merged into Lakeland Bank. Harmony operated three branches in Ocean County, New Jersey. This merger allowed the Company to expand its presence to Ocean County. The merger agreement provided that shareholders of Harmony would receive 1.25 shares of the Company’s common stock for each share of Harmony Bank common stock that they owned at the effective time of the merger. The Company issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.
During 2017, the Company revised the estimate of the fair value of the acquired assets as of the acquisition date as a result of additional information obtained. The adjustment, net of tax, related to the fair market value of certain loans and the valuation of core deposit intangible, resulted in a $685,000 increase to goodwill.
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
Loans acquired in the Harmony acquisition were recorded at fair value, and there was no carryover related to the allowance for loan and lease losses. The fair value of loans acquired from Harmony was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.
The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the Harmony acquisition as of the closing date.

Acquired Credit Impaired Loans
(in thousands)
Contractually required principal and interest at acquisition	$1,264
Contractual cash flows not expected to be collected (non-accretable difference)	(398)
Expected cash flows at acquisition	866
Interest component of expected cash flows (accretable difference)	(97)
Fair value of acquired loans	$769

The core deposit intangible totaled $691,000 and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
The fair value of deposit liabilities with no stated maturities such as checking, money market and savings accounts, was assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
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
Loans acquired in the Pascack acquisition were recorded at fair value, and there was no carryover related to the allowance for loan and lease losses. The fair value of loans acquired from Pascack was estimated using cash flow projections based on remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.
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
The fair value of deposit liabilities with no stated maturities such as checking, money market and savings accounts, was assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the Pascack and Harmony acquisitions were expensed as incurred. During the years ended December 31, 2016 and 2015, the Company incurred $4.1 million and $1.2 million respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s consolidated statements of income.

NOTE 3 - EARNINGS PER SHARE
The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock and non-vested restricted stock units. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2017	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$52,580	47,438	$1.11
Less: earnings allocated to participating securities	(480)	—	(0.01)
Net income available to common shareholders	$52,100	47,438	$1.10
Effect of dilutive securities
Stock options and restricted stock	—	236	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$52,100	47,674	$1.09

Year Ended December 31, 2016	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$41,518	42,912	$0.97
Less: earnings allocated to participating securities	(396)	—	(0.01)
Net income available to common shareholders	$41,122	42,912	$0.96
Effect of dilutive securities
Stock options and restricted stock	—	202	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$41,122	43,114	$0.95

Year Ended December 31, 2015	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$32,481	37,844	$0.86
Less: earnings allocated to participating securities	(263)	—	(0.01)
Net income available to common shareholders	$32,218	37,844	$0.85
Effect of dilutive securities
Stock options and restricted stock	—	149	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$32,218	$37,993	$0.85
There were no antidilutive options to purchase common stock to be excluded from the above computations.

NOTE 4 - INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity investment securities are as follows:

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$148,968	$78	$(1,791)	$147,255	$118,537	$102	$(1,280)	$117,359
Mortgage-backed securities, residential	419,538	479	(5,763)	414,254	406,851	1,174	(4,487)	403,538
Mortgage-backed securities, multifamily	10,133	7	(63)	10,077	10,192	30	(35)	10,187
Obligations of states and political subdivisions	51,289	448	(417)	51,320	48,868	391	(933)	48,326
Debt securities	5,000	140	—	5,140	5,350	63	(1)	5,412
Equity securities	15,545	3,000	(456)	18,089	17,314	5,000	(432)	21,882
	$650,473	$4,152	$(8,490)	$646,135	$607,112	$6,760	$(7,168)	$606,704

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
HELD TO MATURITY
U.S. government agencies	$33,415	$24	$(402)	$33,037	$33,553	$144	$(430)	$33,267
Mortgage-backed securities, residential	54,991	249	(978)	54,262	38,706	369	(598)	38,477
Mortgage-backed securities, multifamily	1,957	—	(22)	1,935	2,059	—	(44)	2,015
Obligations of states and political subdivisions	43,318	306	(188)	43,436	71,284	269	(385)	71,168
Debt securities	6,004	14	—	6,018	2,012	51	—	2,063
	$139,685	$593	$(1,590)	$138,688	$147,614	$833	$(1,457)	$146,990

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2017	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$9,387	$9,387	$16,385	$16,401
Due after one year through five years	109,655	108,999	38,986	38,903
Due after five years through ten years	56,380	55,577	23,568	23,392
Due after ten years	29,835	29,752	3,798	3,795
	205,257	203,715	82,737	82,491
Mortgage-backed securities	429,671	424,331	56,948	56,197
Equity securities	15,545	18,089	—	—
Total securities	$650,473	$646,135	$139,685	$138,688

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Sale proceeds	$4,500	$15,654	$33,613
Gross gains	2,539	370	304
Gross losses	(15)	—	(63)

Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $400.4 million and $443.4 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$80,391	$646	$54,769	$1,145	27	$135,160	$1,791
Mortgage-backed securities, residential	199,387	1,723	157,739	4,040	118	357,126	5,763
Mortgage-backed securities, multifamily	—	—	5,088	63	1	5,088	63
Obligations of states and political subdivisions	9,612	77	12,970	340	39	22,582	417
Equity securities	—	—	9,657	456	2	9,657	456
	$289,390	$2,446	$240,223	$6,044	187	$529,613	$8,490
HELD TO MATURITY
U.S. government agencies	$15,371	$95	$6,720	$307	4	$22,091	$402
Mortgage-backed securities, residential	26,090	426	19,203	552	25	45,293	978
Mortgage-backed securities, multifamily	1,935	22	—	—	2	1,935	22
Obligations of states and political subdivisions	15,353	56	6,028	132	23	21,381	188
	$58,749	$599	$31,951	$991	54	$90,700	$1,590

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$94,153	$1,280	$—	$—	18	$94,153	$1,280
Mortgage-backed securities, residential	292,873	4,078	15,453	409	91	308,326	4,487
Mortgage-backed securities, multifamily	5,178	35	—	—	1	5,178	35
Obligations of states and political subdivisions	29,904	933	—	—	54	29,904	933
Debt securities	350	1	—	—	1	350	1
Equity securities	6,030	94	4,720	338	2	10,750	432
	$428,488	$6,421	$20,173	$747	167	$448,661	$7,168
HELD TO MATURITY
U.S. government agencies	$17,147	$430	$—	$—	3	$17,147	$430
Mortgage-backed securities, residential	27,909	535	1,061	63	15	28,970	598
Mortgage-backed securities, multifamily	2,015	44	—	—	2	2,015	44
Obligations of states and political subdivisions	50,302	384	401	1	43	50,703	385
	$97,373	$1,393	$1,462	$64	63	$98,835	$1,457

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
As of December 31, 2017, the equity securities included investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.2 million and market value of $5.2 million as of December 31, 2017.
As of December 31, 2017, equity securities also included $12.9 million in investment funds that do not have a quoted market price, but use net asset value per share or its equivalent to measure fair value. The investment funds include $3.3 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 day’s notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2017, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment. The investment funds also include $9.6 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2017, the amortized cost of these securities was $10.1 million and the fair value was $9.6 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 5 - LOANS AND LEASES AND OTHER REAL ESTATE
The following sets forth the composition of Lakeland’s loan and lease portfolio:

	December 31,
	2017	2016
	(in thousands)
Commercial, secured by real estate	$2,831,184	$2,556,601
Commercial, industrial and other	340,400	350,228
Leases	75,039	67,016
Real estate - residential mortgage	322,880	349,581
Real estate - construction	264,908	211,109
Home equity and consumer	322,269	339,360
Total loans and leases	4,156,680	3,873,895
Less deferred fees	(3,960)	(3,297)
Loans and leases, net of deferred fees	$4,152,720	$3,870,598
At December 31, 2017 and December 31, 2016, Lakeland had $1.1 billion and $942.0 million in loans pledged for potential borrowings at the Federal Home Loan Bank of New York (“FHLB”). As of December 31, 2017 and 2016, home equity and consumer loans included overdraft deposit balances of $966,000 and $364,000, respectively.
Purchased Credit Impaired Loans
The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $190,000 at December 31, 2017, which was $627,000 less than the balance at the time of acquisition on January 7, 2016. In the first quarter of 2017, one of the Pascack purchased credit impaired loans totaling $127,000 experienced further credit deterioration and was fully charged off. Also in the second quarter of 2017, one of the Pascack PCI loans totaling $218,000 was fully paid off. The carrying value of loans acquired in the Harmony acquisition was $520,000 at December 31, 2017 which was $249,000 less than the balance at acquisition date on July 1, 2016. In the second quarter of 2017, a Harmony PCI loan with a net value of $247,000 was fully paid off.
Under ASC Subtopic 310-30, PCI loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.
The following table presents changes in the accretable yield for PCI loans (in thousands):

	Years Ended December 31,
	2017	2016
Balance, beginning of period	$145	$—
Acquisitions	—	182
Accretion	(202)	(98)
Net reclassification non-accretable difference	186	61
Balance, end of period	$129	$145
Portfolio Segments
Lakeland currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which Lakeland develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment. These segments are:

•
Commercial, secured by real estate - consists of commercial mortgage loans secured by owner occupied properties and non-owner occupied properties. The loans secured by owner occupied properties involve a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay. The loans secured by non-owner occupied properties involve investment properties for warehouse, retail, office space, etc., with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale to repay the loan.

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

•
Real estate - construction - construction loans, as defined, are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve to pay interest charges on the outstanding balance of the loan.

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

Non-accrual and Past Due Loans
The following schedule sets forth certain information regarding Lakeland’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings (“TDRs”) (in thousands):

	At December 31,
	2017	2016
Commercial, secured by real estate	$5,890	$10,413
Commercial, industrial and other	184	167
Leases	144	153
Real estate - residential mortgage	3,860	6,048
Real estate - construction	1,472	1,472
Home equity and consumer	2,105	2,151
Total non-accrual loans and leases	13,655	20,404
Other real estate and other repossessed assets	843	1,072
TOTAL NON-PERFORMING ASSETS	$14,498	$21,476
Troubled debt restructurings, still accruing	$11,462	$8,802
Non-accrual loans included $2.7 million and $2.4 million of TDRs for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had $2.7 million in residential mortgages and consumer home equity loans included in the table above that were in the process of foreclosure.
An age analysis of past due loans, segregated by class of loans as of December 31, 2017 and 2016 is as follows:

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$3,663	$1,082	$3,817	$8,562	$2,822,622	$2,831,184	$—
Commercial, industrial and other	80	121	56	257	340,143	340,400	—
Leases	496	139	144	779	74,260	75,039	—
Real estate - residential mortgage	939	908	3,137	4,984	317,896	322,880	—
Real estate - construction	—	—	1,472	1,472	263,436	264,908	—
Home equity and consumer	1,258	310	1,386	2,954	319,315	322,269	200
	$6,436	$2,560	$10,012	$19,008	$4,137,672	$4,156,680	$200

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$6,082	$1,234	$9,313	$16,629	$2,539,972	$2,556,601	$—
Commercial, industrial and other	1,193	213	42	1,448	348,780	350,228	—
Leases	132	78	153	363	66,653	67,016	—
Real estate - residential mortgage	2,990	1,057	5,330	9,377	340,204	349,581	—
Real estate - construction	3,409	—	1,472	4,881	206,228	211,109	—
Home equity and consumer	1,260	129	2,049	3,438	335,922	339,360	10
	$15,066	$2,711	$18,359	$36,136	$3,837,759	$3,873,895	$10

Impaired Loans
Lakeland’s policy regarding impaired loans is discussed in Note 1 – Summary of Accounting Policies – Loans and Leases and Allowance for Loan and Lease Losses. The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. The following tables represent the Company's impaired loans at December 31, 2017, 2016 and 2015.

December 31, 2017	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,155	$12,497	$—	$366	$12,774
Commercial, industrial and other	618	618	—	25	618
Leases	—	—	—	—	—
Real estate - residential mortgage	963	980	—	15	996
Real estate - construction	1,471	1,471	—	—	1,471
Home equity and consumer	—	—	—	—	6
Loans with related allowance:
Commercial, secured by real estate	5,381	5,721	454	206	5,029
Commercial, industrial and other	164	164	9	14	283
Leases	65	65	30	—	29
Real estate - residential mortgage	781	919	4	27	940
Real estate - construction	—	—	—	—	—
Home equity and consumer	993	1,026	8	52	1,090
Total:
Commercial, secured by real estate	$17,536	$18,218	$454	$572	$17,803
Commercial, industrial and other	782	782	9	39	901
Leases	65	65	30	—	29
Real estate - residential mortgage	1,744	1,899	4	42	1,936
Real estate - construction	1,471	1,471	—	—	1,471
Home equity and consumer	993	1,026	8	52	1,096
	$22,591	$23,461	$505	$705	$23,236

December 31, 2016	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,764	$13,195	$—	$229	$13,631
Commercial, industrial and other	603	603	—	24	1,109
Leases	—	—	—	—	—
Real estate - residential mortgage	1,880	3,146	—	16	2,430
Real estate - construction	1,471	1,471	—	—	12
Home equity and consumer	139	139	—	—	388
Loans with related allowance:
Commercial, secured by real estate	5,860	6,142	392	273	6,549
Commercial, industrial and other	349	349	12	17	360
Leases	—	—	—	—	1
Real estate - residential mortgage	1,031	1,100	31	30	1,011
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,188	1,211	94	59	1,184
Total:
Commercial, secured by real estate	$18,624	$19,337	$392	$502	$20,180
Commercial, industrial and other	952	952	12	41	1,469
Leases	—	—	—	—	1
Real estate - residential mortgage	2,911	4,246	31	46	3,441
Real estate - construction	1,471	1,471	—	—	12
Home equity and consumer	1,327	1,350	94	59	1,572
	$25,285	$27,356	$529	$648	$26,675

December 31, 2015	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$14,065	$14,712	$—	$344	$12,928
Commercial, industrial and other	209	887	—	14	749
Leases	—	—	—	—	—
Real estate - residential mortgage	2,195	2,242	—	—	2,096
Real estate - construction	—	—	—	—	94
Home equity and consumer	574	575	—	5	762
Loans with related allowance:
Commercial, secured by real estate	5,721	5,918	598	271	6,249
Commercial, industrial and other	1,023	1,023	77	32	717
Leases	6	6	1	—	—
Real estate - residential mortgage	832	865	73	37	840
Real estate - construction	380	380	21	13	308
Home equity and consumer	1,001	1,013	73	54	1,006
Total:
Commercial, secured by real estate	$19,786	$20,630	$598	$615	$19,177
Commercial, industrial and other	1,232	1,910	77	46	1,466
Leases	6	6	1	—	—
Real estate - residential mortgage	3,027	3,107	73	37	2,936
Real estate - construction	380	380	21	13	402
Home equity and consumer	1,575	1,588	73	59	1,768
	$26,006	$27,621	$843	$770	$25,749
Interest which would have been accrued on impaired loans and leases during 2017, 2016 and 2015 was $1.5 million, $1.7 million and $1.6 million, respectively.
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
The following table shows Lakeland’s commercial loan portfolio as of December 31, 2017 and 2016, by the risk ratings discussed above (in thousands):

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other
RISK RATING			Real Estate - Construction
1	$—	$392	$—
2	—	26,968	—
3	76,824	35,950	—
4	862,537	96,426	15,502
5	1,779,908	150,928	246,806
5W - Watch	47,178	8,779	—
6 - Other assets especially mentioned	40,245	8,670	—
7 - Substandard	24,492	12,287	2,600
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,831,184	$340,400	$264,908

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other
RISK RATING			Real Estate - Construction
1	$—	$1,449	$—
2	—	26,743	—
3	82,102	36,644	—
4	729,281	135,702	28,177
5	1,615,331	129,366	175,595
5W - Watch	68,372	6,395	1,223
6 - Other assets especially mentioned	33,015	5,242	—
7 - Substandard	28,500	8,687	6,114
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,556,601	$350,228	$211,109
This table does not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status as pass or substandard, which is defined as non-accrual or past due 90 days or more.
Allowance for Loan and Lease Losses
The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the years ended December 31, 2017 and 2016:

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(762)	(477)	(305)	(441)	(609)	(852)	(3,446)
Recoveries	396	172	59	5	31	903	1,566
Provision	4,847	895	328	29	957	(966)	6,090
Ending balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Ending balance: Individually evaluated for impairment	$454	$9	$30	$4	$—	$8	$505
Ending balance: Collectively evaluated for impairment	25,250	2,304	600	1,553	2,731	2,512	$34,950
Ending balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
LOANS AND LEASES
Ending balance: Individually evaluated for impairment	$17,536	$782	$65	$1,744	$1,471	$993	$22,591
Ending balance: Collectively evaluated for impairment	2,812,941	339,618	74,974	321,136	263,437	321,273	$4,133,379
Ending balance: Loans acquired with deteriorated credit quality	707	—	—	—	—	3	$710
Ending balance (1)	$2,831,184	$340,400	$75,039	$322,880	$264,908	$322,269	$4,156,680

(1)	Excludes deferred fees

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(410)	(796)	(366)	(1,103)	—	(1,980)	(4,655)
Recoveries	297	202	31	8	18	247	803
Provision	1,113	(320)	423	471	743	1,793	4,223
Ending balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Ending balance: Individually evaluated for impairment	$392	$12	$—	$31	$—	$94	$529
Ending balance: Collectively evaluated for impairment	20,831	1,711	548	1,933	2,352	3,341	$30,716
Ending balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
LOANS AND LEASES
Ending balance: Individually evaluated for impairment	$18,624	$952	$—	$2,911	$1,471	$1,327	$25,285
Ending balance: Collectively evaluated for impairment	2,536,858	349,001	67,016	346,670	209,638	338,019	$3,847,202
Ending balance: Loans acquired with deteriorated credit quality	1,119	275	—	—	—	14	$1,408
Ending balance (1)	$2,556,601	$350,228	$67,016	$349,581	$211,109	$339,360	$3,873,895

(1)	Excludes deferred fees

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $2.5 million for each of the years ended December 31, 2017 and December 31, 2016. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.
Troubled Debt Restructurings ("TDRs")
TDRs are those loans where significant concessions have been made to borrowers experiencing financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate lower than the current market rate of a new loan with similar risk, an extended moratorium of principal payments and/or an extension of the maturity date. Lakeland considers the potential losses on these loans as well as the remainder of its impaired loans when considering the adequacy of the allowance for loan losses.

The following table summarizes loans and leases that have been restructured during the periods presented:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	8	$4,618	$4,618	1	$303	$303
Commercial, industrial and other	2	124	124	—	—	—
Leases	6	65	65	—	—	—
Real estate - residential mortgage	—	—	—	1	255	255
Home equity and consumer	—	—	—	3	285	285
	16	$4,807	$4,807	5	$843	$843
The following table presents loans and leases modified as TDRs within the previous 12 months from December 31, 2017 and 2016 that have defaulted during the subsequent twelve months:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)

Leases	2	$35	—	$—
Real estate - residential mortgage	—	—	1	255
Home equity and consumer	—	—	1	162
	2	$35	2	$417
Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2017 and 2016, loans to these related parties amounted to $27.5 million and $22.3 million, respectively. There were new loans of $9.7 million to related parties and repayments of $4.5 million from related parties in 2017.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2017, Lakeland had $456,000 in mortgages held for sale compared to $1.7 million as of December 31, 2016.
Lease Receivables
Future minimum lease payments of lease receivables are expected as follows (in thousands):

2018	$26,796
2019	20,356
2020	15,113
2021	9,046
2022	3,280
Thereafter	448
$75,039

Other Real Estate and Other Repossessed Assets
At December 31, 2017, Lakeland had other real estate and other repossessed assets of $843,000 and $0, respectively. The other real estate that the Company held at December 31, 2017 consisted of $843,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2016, Lakeland had other real estate and other repossessed assets of $1.1 million and $9,000, respectively. The other real estate that the Company held at December 31, 2016 consisted of $1.1 million in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. For the years ended December 31, 2017, 2016 and 2015, Lakeland had writedowns of $98,000, $0 and $119,000, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Consolidated Statement of Income.
NOTE 6 - PREMISES AND EQUIPMENT

	Estimated	December 31,
	Useful Lives	2017	2016
		(in thousands)
Land	Indefinite	$10,626	$10,981
Buildings and building improvements	10 to 50 years	46,985	49,475
Leasehold improvements	10 to 25 years	12,953	12,967
Furniture, fixtures and equipment	2 to 30 years	26,923	33,692
		97,487	107,115
Less accumulated depreciation and amortization		47,174	54,879
		$50,313	$52,236
Depreciation expense was $5.0 million, $5.0 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 7 - TIME DEPOSITS
At December 31, 2017, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2018	$555,167
2019	107,251
2020	43,460
2021	31,254
2022	296
$737,428

NOTE 8 - DEBT
Lines of Credit
As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2017 and 2016, there were no overnight borrowings from the FHLB. As of December 31, 2017, Lakeland also had overnight federal funds lines available for it to borrow up to $210.0 million. Lakeland borrowed $80.0 million and $32.0 million against these lines as of December 31, 2017 and 2016, respectively. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2017 or 2016.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Short-term borrowings at December 31, 2017 and 2016 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

Federal Funds Purchased	2017	2016	2015
	(dollars in thousands)
Balance at December 31	$80,000	$32,000	$115,000
Interest rate at December 31	1.71%	0.85%	0.65%
Maximum amount outstanding at any month-end during the year	$168,784	$133,434	$130,000
Average amount outstanding during the year	$13,264	$8,708	$22,734
Weighted average interest rate during the year	1.42%	0.71%	0.45%

Securities Sold Under Agreements to Repurchase	2017	2016	2015
	(dollars in thousands)
Balance at December 31	$44,936	$24,354	$36,234
Interest rate at December 31	0.02%	0.02%	0.02%
Maximum amount outstanding at any month-end during the year	$44,936	$32,872	$40,140
Average amount outstanding during the year	$28,480	$27,535	$31,293
Weighted average interest rate during the year	0.03%	0.03%	0.03%
Other Borrowings
FHLB Debt
At December 31, 2017, advances from the FHLB totaling $172.0 million, with a weighted average interest rate of 1.69%, will mature within 4 years. These advances are collateralized by certain securities and first mortgage loans.
At December 31, 2016, advances from the FHLB totaling $220.9 million, with a weighted average interest rate of 1.81%, will mature within 4 years. These advances are collateralized by certain securities and first mortgage loans.

FHLB debt matures as follows (in thousands):

2018	$50,896
2019	40,263
2020	50,881
2021	29,971
$172,011

In the first quarter of 2017, the Company repaid an aggregate of $34.0 million in advances from the FHLB and recorded $638,000 in long-term debt prepayment fees.
Long-term Securities Sold Under Agreements to Repurchase
At December 31, 2017, Lakeland had $20.0 million in long-term securities sold under agreements to repurchase compared to $40.0 million at December 31, 2016. These borrowings are collateralized by certain securities. The borrowings had a weighted average interest rate of 2.25% and 3.26% on December 31, 2017 and December 31, 2016, respectively. The remaining $20.0 million matures in 2018. In the first quarter of 2017, the Company repaid an aggregate of $20.0 million in long-term securities sold under agreements to repurchase and recorded $2.2 million in long-term debt prepayment fees.

The above FHLB debt and long-term securities sold under agreements to repurchase are collateralized by certain securities. At times the market value of securities collateralizing our borrowings may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional securities to meet that margin call. As of December 31, 2017, the Company had $73.7 million in mortgage-backed securities pledged for its short-term and long-term securities sold under agreements to repurchase.

Subordinated Debentures
On September 30, 2016, the Company completed an offering of $75.0 million of fixed to floating rate subordinated notes due September 30, 2026. The notes will bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR plus 397 basis points until maturity in September 30, 2026, or their earlier redemption. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $1.5 million and are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
In June 2003, the Company issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust. The distribution rate on these securities was 5.71% for 5 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.
In June 2016, the Company entered into two cash flow swaps totaling $30.0 million in order to hedge the variable cash outflows associated with the junior subordinated debentures issued to Lakeland Capital Trust II and Lakeland Capital Trust IV. For more information please see Note 18 – Derivatives.

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
On July 1, 2016, the Company completed its acquisition of Harmony Bank, a bank located in Ocean County, New Jersey. Lakeland Bancorp issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of 11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.
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

NOTE 10 - INCOME TAXES
The components of income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax provision	$10,565	$22,308	$16,991
Deferred tax expense (benefit)	16,904	(987)	(824)
Total provision for income taxes	$27,469	$21,321	$16,167

The Tax Cuts and Jobs Act was enacted on December 22, 2017, resulting in changes in the U.S. corporate tax rates, business-related exclusions, deductions and credits. Enactment of the Tax Cuts and Jobs Act requires the Company to reflect the changes associated with the law's provisions in its consolidated financial statements as of and for the year ended December 31, 2017. The Company recorded an increase in its net deferred tax asset of $1.3 million to reflect the reduction in the federal corporate income tax rate from 35% to 21%.

During 2017, the Company implemented a tax planning strategy which resulted in an increase in deferred tax liabilities, a higher deferred tax provision and an $1.9 million excise tax recorded through current tax expense . Consequently, as a result of the Tax Cuts and Jobs Act being passed and the effect of the tax planning strategy, the net impact on the financial statements was $602,000 in additional tax expense.

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Federal income tax, at statutory rates	$28,017	$21,994	$17,028
Increase (deduction) in taxes resulting from:
Tax-exempt income	(1,652)	(1,671)	(1,467)
Excise tax on real estate investment trust ("REIT") dividend	1,945	—	—
Adjustment to net deferred tax asset for Tax Cuts and Jobs Act	(1,343)	—	—
State income tax, net of federal income tax effect	931	552	132
Excess tax benefits from employee share-based payments	(587)	—	—
Other, net	158	446	474
Provision for income taxes	$27,469	$21,321	$16,167

The net deferred tax asset consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:	(in thousands)
Allowance for loan and lease losses	$10,662	$13,775
Stock based compensation plans	769	1,095
Purchase accounting fair market value adjustments	1,441	2,752
Non-accrued interest	394	730
Deferred compensation	2,007	2,648
Depreciation and amortization	805	1,486
Other-than-temporary impairment loss on investment securities	77	255
Unrealized losses on securities available for sale	1,108	292
Other, net	675	767
Gross deferred tax assets	17,938	23,800
Deferred tax liabilities:
Core deposit intangible from acquired companies	664	1,366
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	12,015	924
Deferred loan costs	1,169	1,545
Prepaid expenses	524	641
Deferred gain on securities	116	194
Unfunded pension benefits	7	18
Unrealized gains on hedging derivative	229	361
Other	357	841
Gross deferred tax liabilities	15,081	5,890
Net deferred tax assets	$2,857	$17,910
In 2016, the Company recorded net deferred tax assets (liabilities) of $4.4 million and ($164,000) as a result of the acquisitions of Pascack and Harmony, respectively.
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2017 will be realized.
The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2017 or 2016.
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2015 or to state and local examinations by tax authorities for the years before 2014.
NOTE 11 - EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Company has a profit sharing plan for all its eligible employees. The Company’s discretionary annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were $600,000 a year for years ended 2016 and 2015. There were no contributions made by the Company in 2017.

Benefit Obligations from Somerset Hills Acquisition
Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The former chief executive officer and the beneficiary of the Chief Financial Officer are currently being paid out under the plan. As of December 31, 2017 and 2016, the Company had a liability of $702,000 and $717,000, respectively, for these SERPs and recognized an expense of $33,000, $0 and $95,000 in 2017, 2016 and 2015, respectively.
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2017, 2016 and 2015 totaled $1.0 million, $911,000 and $760,000, respectively.
Supplemental Executive Retirement Plans
In December 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with a Regional President that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. In December 2015, the Company entered into a SERP with a former Regional President that provides $84,500 a year for a 15 year period upon his reaching the age of 66 in November 2016. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2017, 2016 and 2015, the Company recorded compensation expense of $261,000, $746,000 and $814,000, respectively, for these plans. The accrued liability for these plans was $3.5 million for each of the years ended December 31, 2017 and 2016.
Deferred Compensation Agreement
In February 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2017, 2016 and 2015 was $244,000, $222,000 and $188,000, respectively, and the accrued liability at December 31, 2017 and 2016 was $654,000 and $410,000, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In March 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of his base salary and bonus to a deferral account which will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $55,000, $22,000 and $3,000 in 2017, 2016 and 2015, respectively, and had a liability recorded of $916,000 and $512,000 at December 31, 2017 and 2016, respectively.
NOTE 12 - DIRECTORS RETIREMENT PLAN
The Company provides a retirement plan that directors appointed to the board prior to 2009 who completed five years of service may retire and receive benefit payments ranging from $5,000 through $17,500 per annum, depending upon years of credited service, for a period of ten years. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended. The measurement date for the accumulated benefit obligation is December 31 of the years presented.

	December 31,
	2017	2016
	(in thousands)
Accrued plan cost included in other liabilities	$673	$671
Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial gain	$28	$(2)
Unrecognized prior service cost	—	—
Amounts not recognized as a component of net postretirement benefit (benefit)	$28	$(2)

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$21	$19	$19
Interest cost	23	26	46
Amortization of prior service cost	3	12	13
	$47	$57	$78
A discount rate of 3.30%, 3.68% and 3.87% was assumed in the plan valuation for 2017, 2016 and 2015, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.
The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2018	$75
2019	63
2020	63
2021	37
2022	37
2023-2027	240
The Company expects its contribution to the director’s retirement plan to be $75,000 in 2018.
The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost in 2018 is $0.
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
The Company has outstanding stock options issued to its directors as well as options assumed under the Somerset Hills’ stock option plans at the time of merger. As of December 31, 2017 and 2016, respectively, 81,442 and 111,829 options granted to directors were outstanding. As of December 31, 2017 and 2016, there were 20,774 and 23,415 options outstanding, respectively, under the Somerset Hills’ stock option plans.
Excess tax benefits of stock based compensation were $587,000, $43,000 and $59,000 for the years 2017, 2016 and 2015, respectively.
A summary of the status of the Company’s option plans as of December 31, 2017 and the changes during the year ending on that date is represented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	135,250	$8.79	4.18	$1,450,533
Granted	—	—
Exercised	(33,023)	9.72
Expired	—	—
Forfeited	(11)	7.97
Outstanding, end of year	102,216	$8.49	4.27	$1,101,806
Options exercisable at year-end	102,216	$8.49	4.27	$1,101,806
A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2017 and changes for the year then ended is presented below.

	Number of Shares	Weighted- Average Grant-date Fair Value
Non-vested, Balance at of January 1, 2017	10,501	$3.31
Granted	—	—
Vested	(10,501)	3.31
Non-vested, December 31, 2017	—	$—
As of December 31, 2017, there was no unrecognized compensation expense related to unvested stock options under the 2009 Equity Compensation Program. Compensation expense recognized for stock options was $14,000, $35,000 and $35,000 for 2017, 2016 and 2015, respectively.
The aggregate intrinsic values of options exercised in 2017 and 2016 were $337,000 and $292,000, respectively. Exercise of stock options during 2017 and 2016 resulted in cash receipts of $321,000 and $285,000, respectively. The total fair value of options that vested in 2017 and 2016 were $35,000 and $35,000, respectively.
Information regarding the Company’s restricted stock for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Price
Outstanding, Balance at of January 1, 2017	42,875	$9.72
Granted	13,176	18.20
Vested	(32,904)	9.79
Forfeited	(165)	10.34
Outstanding, December 31, 2017	22,982	$14.44
In 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the Company’s 2009 Equity Compensation Program. These shares will vest over a one year period, totaling $240,000 in compensation expense. In 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the Company’s 2009 Equity Compensation Program. These shares vested over a one year period, totaling $240,000 in compensation expense. No restricted stock was granted in 2015.
The total fair value of the restricted stock vested during the year ended December 31, 2017 was approximately $322,000. Compensation expense recognized for restricted stock was $287,000, $353,000 and $497,000 in 2017, 2016 and 2015, respectively. There was approximately $6,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2017, which is expected to be recognized over a period of 0.09 years.
In 2017, the Company granted 132,523 RSUs at a weighted average grant date fair value of $19.92 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $880,000 per year over a three year period. In 2016, the Company granted 180,926 RSUs at a weighted average grant date fair value of $10.45 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. Compensation expense on these restricted stock units is expected to average approximately $630,000 per year over a three year period. In 2015, the Company granted 137,009 RSUs at a weighted average grant date fair value of $11.08 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average $506,000 per year over a three year period. Compensation expense for restricted stock units was $2.0 million, $1.5 million and $1.1 million in 2017, 2016 and 2015, respectively. There was approximately $1.8 million in unrecognized compensation expense related to restricted stock units as of December 31, 2017, which is expected to be recognized over a period of 1.10 years.
Information regarding the Company’s RSUs and changes during the year ended December 31, 2017 is as follows:

	Number of RSUs	Weighted Average Price
Outstanding, Balance at of January 1, 2017	302,344	$10.76
Granted	132,523	19.92
Vested	(148,585)	13.01
Forfeited	(18,550)	12.45
Outstanding, December 31, 2017	267,732	$13.93
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Lease Obligations
Lakeland is obligated under various non-cancelable operating leases on building and land used for office space and banking purposes. These leases contain renewal options and escalation clauses. Rent expense under long-term operating leases amounted to approximately $3.1 million, $3.2 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, including rent expense to related parties of $144,000 in 2017, $141,000 in 2016, and $143,000 in 2015. At December 31, 2017, the minimum commitments under all noncancellable leases with remaining terms of more than one year and expiring through 2033 are as follows (in thousands):

Year
2018	$3,185
2019	3,045
2020	2,853
2021	2,635
2022	2,329
Thereafter	15,785
$29,832
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
Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2017	2016
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$966,441	$921,979
Standby letters of credit and financial guarantees written	14,832	15,170
At December 31, 2017 and 2016 there were $20,000 and $10,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.
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
Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2017 and 2016 varies based on management’s credit evaluation.
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
The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2017 was $14.8 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.
As of December 31, 2017, Lakeland had $966.4 million in loan and lease commitments, with $620.4 million maturing within one year, $181.1 million maturing after one year but within three years, $42.2 million maturing after three years but within five years, and $122.7 million maturing after five years. As of December 31, 2017, Lakeland had $14.8 million in standby letters of credit, with $12.9 million maturing within one year, $1.9 million maturing after one year but within three years, $31,000 maturing after three years but within five years and $80,000 maturing after five years.
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

NOTE 16 - COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented.

	Year Ended December 31, 2017
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(1,406)	$503	$(903)
Reclassification adjustment for net gains realized in net income	(2,524)	884	(1,640)
Net unrealized losses on available for sale securities	(3,930)	1,387	(2,543)
Unrealized gain on derivatives	57	(20)	37
Change in pension liabilities	(27)	11	(16)
Other comprehensive loss, net	$(3,900)	$1,378	$(2,522)

	Year Ended December 31, 2016
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(1,816)	$778	$(1,038)
Reclassification adjustment for net gains realized in net income	(370)	137	(233)
Net unrealized losses on available for sale securities	(2,186)	915	(1,271)
Unrealized gain on derivatives	1,033	(361)	672
Change in pension liabilities	70	(28)	42
Other comprehensive loss, net	$(1,083)	$526	$(557)

	Year Ended December 31, 2015
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(375)	$155	$(220)
Reclassification adjustment for net gains realized in net income	(241)	84	(157)
Net unrealized losses on available for sale securities	(616)	239	(377)
Change in pension liabilities	3	1	4
Other comprehensive loss, net	$(613)	$240	$(373)

	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
	(in thousands, net of tax)
Balance at of January 1, 2017	$(117)	$672	$38	$593
Other comprehensive income (loss) before classifications	(903)	37	(16)	(882)
Amounts reclassified from accumulated other comprehensive income	(1,640)	—	—	(1,640)
Net current period other comprehensive income (loss)	(2,543)	37	(16)	(2,522)
Adjustment for implementation of ASU 2018-02	(572)	153	(1)	(420)
Balance at December 31, 2017	$(3,232)	$862	$21	$(2,349)

Balance at of January 1, 2016	$1,154	$—	$(4)	$1,150
Other comprehensive income (loss) before classifications	(1,038)	672	42	(324)
Amounts reclassified from accumulated other comprehensive income	(233)	—	—	(233)
Net current period other comprehensive income (loss)	(1,271)	672	42	(557)
Balance at December 31, 2016	$(117)	$672	$38	$593

Balance at of January 1, 2015	$1,531	$—	$(8)	$1,523
Other comprehensive income (loss) before classifications	(220)	—	4	(216)
Amounts reclassified from accumulated other comprehensive income	(157)	—	—	(157)
Net current period other comprehensive income (loss)	(377)	—	4	(373)
Balance at December 31, 2015	$1,154	$—	$(4)	$1,150

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
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2017 and 2016, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,415	$141,840	$—	$147,255
Mortgage-backed securities	—	424,331	—	424,331
Obligations of states and political subdivisions	—	51,320	—	51,320
Corporate debt securities	—	5,140	—	5,140
Equity securities	5,147	12,942	—	18,089
Total securities available for sale	10,562	635,573	—	646,135
Other Assets(1)	—	6,555	—	6,555
Total Assets	$10,562	$642,128	$—	$652,690
Liabilities:
Other Liabilities(1)	$—	$5,465	$—	$5,465
Total Liabilities	$—	$5,465	$—	$5,465

(1)	Derivatives

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,931	$111,428	$—	$117,359
Mortgage-backed securities	—	413,725	—	413,725
Obligations of states and political subdivisions	—	48,326	—	48,326
Corporate debt securities	—	5,412	—	5,412
Equity securities	7,748	14,134	—	21,882
Total securities available for sale	13,679	593,025	—	606,704
Other Assets(1)	—	3,378	—	3,378
Total Assets	$13,679	$596,403	$—	$610,082
Liabilities:
Other Liabilities(1)	$—	$2,345	$—	$2,345
Total Liabilities	$—	$2,345	$—	$2,345

(1)	Derivatives

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired loans and leases	$—	$—	$22,591	$22,591
Loans held for sale	—	456	—	456
Other real estate owned and other repossessed assets	—	—	843	843

December 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired loans and leases	$—	$—	$25,285	$25,285
Loans held for sale	—	1,742	—	1,742
Other real estate owned and other repossessed assets	—	—	1,072	1,072
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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource.
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2017 and December 31, 2016 are outlined below.
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
The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $9.8 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
Federal Home Loan Bank of New York ("FHLB") stock is an equity interest that can be sold to the issuing FHLB, to other FHLBs, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s FHLB stock is recorded at cost or par value and is evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.
The net loan portfolio at December 31, 2017 and December 31, 2016 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate for new loans with similar credit risk. The valuation of our loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and December 31, 2016:

December 31, 2017	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Investment securities held to maturity	$139,685	$138,688	$—	$127,901	$10,787
Federal Home Loan and other membership bank stock	12,576	12,576	—	12,576	—
Loans and leases, net	4,117,265	4,114,516	—	—	4,114,516
Financial Liabilities:
Certificates of deposit	737,428	732,417	—	732,417	—
Other borrowings	192,011	189,080	—	189,080	—
Subordinated debentures	104,902	97,244	—	—	97,244

December 31, 2016	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Investment securities held to maturity	$147,614	$146,990	$—	$111,403	$35,587
Federal Home Loan and other membership bank stock	15,099	15,099	—	15,099	—
Loans and leases, net	3,839,353	3,832,465	—	—	3,832,465
Financial Liabilities:
Certificates of deposit	544,908	543,399	—	543,399	—
Other borrowings	260,866	264,586	—	264,586	—
Subordinated debentures	104,784	94,476	—	—	94,476

NOTE 18 - DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2017 and 2016, Lakeland had $500,000 and $7.5 million, respectively, in securities pledged for collateral on its interest rate swaps.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures (See Note 8). The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017, the Company did not record any hedge ineffectiveness. The Company recognized $29,000 of accumulated other comprehensive income that was reclassified into interest expense during 2017. The Company did not enter into any hedges in 2017.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $178,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$3,634
Customer interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	1,831
Interest rate swap (cash flow hedge)	30,000	3.5	1.10%	3 Mo. LIBOR	1,090
Classified in Other Liabilities:
Customer interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$(3,634)
3rd party interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	(1,831)

December 31, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$129,252	10.9	4.03%	1 Mo. LIBOR + 2.10%	$(2,345)
3rd party interest rate swaps	(129,252)	10.9	4.03%	1 Mo. LIBOR + 2.10%	2,345
Interest rate swap (cash flow hedge)	30,000	4.5	1.10%	3 Mo. LIBOR	1,033
NOTE 19 - REGULATORY MATTERS
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.
The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $507.9 million was available for payment of dividends from Lakeland to the Company as of December 31, 2017.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2017, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2017, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.
As of December 31, 2017 and 2016, the Company and Lakeland have the following capital ratios based on the then current regulations:

	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets)
Company	$589,047	13.40%	> $	406,477	> 9.25%		N/A	N/A
Lakeland	563,910	12.86%		405,552	9.25%	> $	438,435	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$477,453	10.87%	> $	318,590	> 7.25%		N/A	N/A
Lakeland	525,979	12.00%		317,865	7.25%	> $	350,748	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$447,453	10.18%	> $	252,675	> 5.75%		N/A	N/A
Lakeland	525,979	12.00%		252,100	5.75%	> $	284,983	> 6.50%
Tier 1 capital (to average assets)
Company	$477,453	9.12%	> $	209,431	> 4.00%		N/A	N/A
Lakeland	525,979	10.06%		209,239	4.00%	> $	261,548	> 5.00%

	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets)
Company	$549,391	13.48%	> $	351,431	> 8.625%		N/A	N/A
Lakeland	530,458	13.03%		350,996	8.625%	> $	406,952	> 10.00
Tier 1 capital (to risk-weighted assets)
Company	$442,124	10.85%	> $	269,940	> 6.625%		N/A	N/A
Lakeland	496,737	12.21%		269,605	6.625%	> $	325,561	> 8.00
Common equity Tier 1 capital (to risk-weighted assets)
Company	$412,124	10.11%	> $	208,821	> 5.125%		N/A	N/A
Lakeland	496,737	12.21%		208,563	5.125%	> $	264,519	> 6.50
Tier 1 capital (to average assets)
Company	$442,124	9.07%	> $	194,927	> 4.00%		N/A	N/A
Lakeland	496,737	10.21%		194,691	4.00%	> $	243,364	> 5.00
The final rules implementing the Basel Committee on Banking Supervisions capital guidelines for U.S. Banks became effective for the Company on January 1, 2015, with full compliance with all the final rule’s requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019. The Basel Rules require a “capital conservation buffer.” The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% every January 1 until it reaches 2.5% on January 1, 2019.
NOTE 20 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill of $136.4 million and $135.7 million at December 31, 2017 and December 31, 2016, respectively, which includes $11.1 million from the Harmony merger in 2016, $15.3 million from the Pascack merger in 2016 and $110.0 million from prior acquisitions.

Core deposit intangible was $2.4 million on December 31, 2017 compared to $3.3 million on December 31, 2016. The Company recorded $691,000, $1.5 million and $2.7 million in core deposit intangible for the Harmony, Pascack and Somerset Hills acquisitions, respectively. In 2017, it has amortized $654,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2018	$594
2019	505
2020	415
2021	326
2022	236

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and due from banks	$17,695	$11,675
Investment securities, available for sale	5,158	7,757
Investment securities, held to maturity	1,000	1,000
Investment in subsidiaries	659,180	631,500
Other assets	6,013	5,018
TOTAL ASSETS	$689,046	$656,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,022	$2,122
Subordinated debentures	104,902	104,784
Total stockholders’ equity	583,122	550,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$689,046	$656,950
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
INCOME
Dividends from subsidiaries	$26,665	$20,687	$23,376
Other income	2,750	199	1,987
TOTAL INCOME	29,415	20,886	25,363
EXPENSE
Interest on subordinated debentures	5,091	2,171	1,009
Noninterest expenses	377	442	605
TOTAL EXPENSE	5,468	2,613	1,614
Income before (benefit) provision for income taxes	23,947	18,273	23,749
Income taxes (benefit) provision	(2,018)	(845)	67
Income before equity in undistributed income of subsidiaries	25,965	19,118	23,682
Equity in undistributed income of subsidiaries	26,615	22,400	8,799
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$52,580	$41,518	$32,481

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,580	$41,518	$32,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on securities	(2,539)	—	(29)
Amortization of subordinated debt costs	118	30	—
Gain on early extinguishment of debt	—	—	(1,830)
Excess tax benefits	587	—	—
(Increase) decrease in other assets	(1,927)	(922)	3,861
(Decrease) increase in other liabilities	(17)	1,010	176
Equity in undistributed income of subsidiaries	(26,615)	(22,400)	(8,799)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,187	19,236	25,860
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	—	(5,356)	—
Purchases of available for sale securities	(79)	(62)	(56)
Purchases of held to maturity securities	—	—	(1,000)
Proceeds from sale of available for sale securities	3,217	—	29
Contribution to subsidiary	—	(124,373)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,138	(129,791)	(1,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(18,853)	(16,007)	(12,586)
Proceeds from issuance of common stock, net	—	48,678	22
Proceeds from issuance of subordinated debt, net	—	73,516	—
Redemption of subordinated debentures, net	—	—	(8,170)
Retirement of restricted stock	(773)	(206)	(254)
Excess tax benefits	—	43	59
Exercise of stock options	321	285	124
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,305)	106,309	(20,805)
Net increase (decrease) in cash and cash equivalents	6,020	(4,246)	4,028
Cash and cash equivalents, beginning of year	11,675	15,921	11,893
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,695	$11,675	$15,921

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

Based on their evaluation as of December 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

As of December 31, 2017, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2017. Their report, dated February 28, 2018, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Short Hills, New Jersey February 28, 2018

ITEM 9B – Other Information.
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.
ITEM 11 - Executive Compensation.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2017. These plans were the Company’s only equity compensation plans in existence as of December 31, 2017. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	372,156	$8.89	1,266,067
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	372,156	$8.89	1,266,067

The number in column (a) does not include a total of 20,774 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $6.91.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 14 - Principal Accounting Fees and Services.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)    Consolidated Balance Sheets as of December 31, 2017 and 2016.
(ii)    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017.
(iii)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended
December 31, 2017.
(iv)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017.
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

3.3
Certificate of Amendment, dated May 8, 2013, to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2013

3.4	Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

4.1
Indenture, dated as of September 30, 2016, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2016

4.2
First Supplemental Indenture, dated as of September 30, 2016, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2016.

10.1+
Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders

10.2+
Lakeland Bancorp, Inc. 2009 Equity Compensation Program, as amended and restated effective February 27, 2014, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

10.3+
Employment Agreement, dated as of April 2, 2008 and executed on May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.4+
Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5+
Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6+
Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7+
Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley and Robert A. Vandenbergh are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8+
Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.9+
Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.10+
Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.11+
Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.12+
Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13+
Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.14+	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.15+	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.16+	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.17+
Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.18+
Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.19+	Lakeland Bancorp, Inc. Elective Deferral Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2015.

10.20+
Amendment, dated August 7, 2015, to Employment Agreement, dated April 2, 2008 and executed May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.21+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.22+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.23+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.24+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated October 31, 2013, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.25+
Change in Control Agreement, dated as of April 11, 2016, among Lakeland Bancorp, Inc., Lakeland Bank and James Nigro, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.

10.26+
Amendatory Agreement, dated as of January 1, 2017, to Change in Control Agreement, dated as of March 1, 2001, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

10.27+
Amendatory Agreement, dated as of February 23, 2017, to Change in Control Agreement, dated as of November 24, 2008, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.

10.28+
Change in Control Agreement, dated as of March 15, 2017, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas Splaine, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2017.

10.29
Master Agreement, dated October 31, 2017 among Lakeland Bancorp, Inc., Lakeland Bank and Fiserv Solutions, LLC. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.)

10.30+	Amended Change in Control Agreement, dated January 1, 2018, among Lakeland Bancorp, Inc., Lakeland Bank and Ellen Lalwani.

10.31+	Change in Control Agreement, dated January 1, 2018, among Lakeland Bancorp, Inc., Lakeland Bank and John Rath.

12.1	Statement of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ Denotes management contract or compensatory plan, contract or arrangement.
ITEM 16 – Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: February 28, 2018	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny*	Director	February 28, 2018
Bruce D. Bohuny

/s/ Mary Ann Deacon*	Director	February 28, 2018
Mary Ann Deacon

/s/ Edward B. Deutsch*	Director	February 28, 2018
Edward B. Deutsch

/s/ Brian Flynn*	Director	February 28, 2018
Brian Flynn

/s/ Mark J. Fredericks*	Director	February 28, 2018
Mark J. Fredericks

/s/ Janeth C. Hendershot*	Director	February 28, 2018
Janeth C. Hendershot

/s/ Lawrence R. Inserra, Jr.*	Director	February 28, 2018
Lawrence R. Inserra, Jr.

/s/ Thomas J. Marino*	Director	February 28, 2018
Thomas J. Marino

/s/ Robert E. McCracken*	Director	February 28, 2018
Robert E. McCracken

/s/ Robert B. Nicholson, III*	Director	February 28, 2018
Robert B. Nicholson, III

Signature	Capacity	Date

/s/ Joseph P. O’Dowd*	Director	February 28, 2018
Joseph P. O’Dowd
/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Thomas J. Shara

/s/ Stephen R. Tilton, Sr.*	Director	February 28, 2018
Stephen R. Tilton, Sr.

/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
Thomas Splaine

*By:	/s/ Thomas J. Shara	February 28, 2018
Thomas J. Shara Attorney-in-Fact