Form 10-Q
period 2018-03-31
LAKELAND BANCORP INC
filed 2018-05-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2018
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer [X]    Accelerated filer []    Non-accelerated filer [  ]  Smaller reporting company [  ]  Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  [  ]    No  [X]
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 27, 2018, there were 47,475,579 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(dollars in thousands)
ASSETS
Cash	$123,437	$114,138
Interest-bearing deposits due from banks	9,598	28,795
Total cash and cash equivalents	133,035	142,933
Investment securities available for sale, at fair value	623,242	628,046
Equity securities, at fair value	18,397	18,089
Investment securities held to maturity; fair value of $149,213 at March 31, 2018 and $138,688 at December 31, 2017	152,127	139,685
Federal Home Loan Bank and other membership bank stock, at cost	11,888	12,576
Loans, net of deferred costs (fees)	4,223,969	4,152,720
Less: allowance for loan and lease losses	35,644	35,455
Net loans	4,188,325	4,117,265
Loans held for sale	—	456
Premises and equipment, net	50,360	50,313
Accrued interest receivable	14,675	14,416
Goodwill	136,433	136,433
Other identifiable intangible assets	2,205	2,362
Bank owned life insurance	108,224	107,489
Other assets	38,918	35,576
TOTAL ASSETS	$5,477,829	$5,405,639
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$974,641	$967,335
Savings and interest-bearing transaction accounts	2,682,726	2,663,985
Time deposits $250 thousand and under	567,248	556,863
Time deposits over $250 thousand	223,350	180,565
Total deposits	4,447,965	4,368,748
Federal funds purchased and securities sold under agreements to repurchase	126,485	124,936
Other borrowings	176,974	192,011
Subordinated debentures	104,932	104,902
Other liabilities	32,825	31,920
TOTAL LIABILITIES	4,889,181	4,822,517
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 70,000,000 shares; issued shares, 47,475,579 at March 31, 2018 and 47,353,864 at December 31, 2017	513,232	512,734
Retained earnings	85,257	72,737
Accumulated other comprehensive income	(9,841)	(2,349)
TOTAL STOCKHOLDERS’ EQUITY	588,648	583,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,477,829	$5,405,639
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$45,544	$40,411
Federal funds sold and interest-bearing deposits with banks	166	276
Taxable investment securities and other	3,992	3,599
Tax-exempt investment securities	443	510
TOTAL INTEREST INCOME	50,145	44,796
INTEREST EXPENSE
Deposits	5,755	3,334
Federal funds purchased and securities sold under agreements to repurchase	134	10
Other borrowings	2,020	2,129
TOTAL INTEREST EXPENSE	7,909	5,473
NET INTEREST INCOME	42,236	39,323
Provision for loan and lease losses	1,284	1,218
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	40,952	38,105
NONINTEREST INCOME
Service charges on deposit accounts	2,611	2,455
Commissions and fees	1,272	1,156
Income on bank owned life insurance	719	426
Gains on sales of loans	246	398
Gains on sales of investment securities, net	—	2,539
Other income	486	1,120
TOTAL NONINTEREST INCOME	5,334	8,094
NONINTEREST EXPENSE
Salaries and employee benefits	16,861	15,417
Net occupancy expense	2,738	2,836
Furniture and equipment	2,206	2,097
FDIC insurance expense	425	318
Stationery, supplies and postage	416	443
Marketing expense	361	401
Data processing expense	466	553
Telecommunications expense	421	404
ATM and debit card expense	510	441
Core deposit intangible amortization	157	195
Other real estate and repossessed asset expense	46	37
Long-term debt prepayment fee	—	2,828
Other expenses	2,530	2,500
TOTAL NONINTEREST EXPENSE	27,137	28,470
Income before provision for income taxes	19,149	17,729
Provision for income taxes	3,894	5,417
NET INCOME	$15,255	$12,312
PER SHARE OF COMMON STOCK
Basic earnings	$0.32	$0.26
Diluted earnings	$0.32	$0.26
Dividends	$0.100	$0.095
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
NET INCOME	$15,255	$12,312
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	(5,732)	734
Reclassification for securities gains included in net income	—	(1,649)
Unrealized gains on derivatives	283	14
Other comprehensive loss	(5,449)	(901)
TOTAL COMPREHENSIVE INCOME	$9,806	$11,411
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2018 and 2017

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At January 1, 2017	$510,861	$38,590	$593	$550,044
Net income	—	12,312	—	12,312
Other comprehensive loss, net of tax	—	—	(901)	(901)
Stock based compensation	1,170	—	—	1,170
Exercise of stock options	300	—	—	300
Retirement of restricted stock	(756)	—	—	(756)
Cash dividends, common stock	—	(4,527)	—	(4,527)
At March 31, 2017	$511,575	$46,375	$(308)	$557,642

At January 1, 2018	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	15,255	—	15,255
Other comprehensive loss, net of tax	—	—	(5,449)	(5,449)
Stock based compensation	994	—	—	994
Exercise of stock options	248	—	—	248
Retirement of restricted stock	(744)	—	—	(744)
Cash dividends, common stock	—	(4,778)	—	(4,778)
At March 31, 2018	$513,232	$85,257	$(9,841)	$588,648
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,255	$12,312
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,250	1,296
Depreciation and amortization	1,323	1,012
Amortization of intangible assets	157	195
Provision for loan and lease losses	1,284	1,218
Loans originated for sale	(8,473)	(13,427)
Proceeds from sales of loans held for sale	9,175	14,800
Gains on sales of securities	—	(2,539)
Change in market value of equity securities	18	—
Gains on sales of loans held for sale	(246)	(398)
Gains on other real estate and other repossessed assets	(25)	(339)
(Gains) losses on sales of premises and equipment	—	(367)
Long-term debt prepayment penalty	—	2,828
Stock-based compensation	994	1,170
Excess tax benefits	298	573
Increase in other assets	(2,388)	(4,074)
Increase in other liabilities	1,262	5,467
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,884	19,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and maturities of available for sale securities	20,928	20,613
Proceeds from repayments and maturities of held to maturity securities	5,820	4,143
Proceeds from sales of available for sale securities	—	4,499
Purchase of available for sale securities	(24,589)	(105,475)
Purchase of held to maturity securities	(18,461)	(5,078)
Purchase of equity securities	(326)	—
Proceeds from redemptions of Federal Home Loan Bank stock	688	3,026
Net increase in loans and leases	(73,247)	(103,936)
Proceeds from sales of other real estate and repossessed assets	145	2,853
Proceeds from dispositions and sales of premises and equipment	—	849
Purchases of premises and equipment	(1,354)	(810)
NET CASH USED IN INVESTING ACTIVITIES	(90,396)	(179,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	79,339	200,739
Increase in federal funds purchased and securities sold under agreements to repurchase	1,549	28,496
Repayments of other borrowings	(15,000)	(90,058)
Exercise of stock options	248	300
Retirement of restricted stock	(744)	(756)
Dividends paid	(4,778)	(4,527)
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,614	134,194
Net decrease in cash and cash equivalents	(9,898)	(25,395)
Cash and cash equivalents, beginning of period	142,933	175,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,035	$150,406

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Supplemental schedule of non-cash investing and
financing activities:
Cash paid during the period for income taxes	$2,046	$6,250
Cash paid during the period for interest	6,716	6,667
Transfer of loans and leases into other repossessed assets and other real estate owned	669	2,152
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2018 do not necessarily indicate the results that the Company will achieve for all of 2018.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
NOTE 2 – REVENUE RECOGNITION
The Company’s primary source of revenue is interest income generated from loans, leases and investment securities. Interest income is recognized according to the terms of the financial instrument agreement over the life of the loan, lease or investment security unless it is determined that the counterparty is unable to continue making interest payments. Interest income also includes prepaid interest fees from commercial customers, which approximates the interest foregone on the balance of the loan prepaid.
The Company’s additional source of income, also referred to as noninterest income, is generated from deposit related fees, interchange fees, loan and lease fees, merchant fees, loan sales and other miscellaneous income and is largely based on contracts with customers. In these cases, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company considers a customer to be any party to which the Company will provide goods or services that are an output of the Company’s ordinary activities in exchange for consideration. There is little seasonality with regards to revenue from contracts with customers and all inter-company revenue is eliminated when the Company’s financial statements are consolidated.
Generally, the Company enters into contracts with customers that are short-term in nature where the performance obligations are fulfilled and payment is processed at the same time. Such examples include revenue related to merchant fees, interchange fees and investment services income. In addition, revenue generated from existing customer relationships such as deposit accounts are also considered short-term in nature, because the relationship may be terminated at any time and payment is processed at the time performance obligations are fulfilled. As a result, the Company does not have contract assets, contract liabilities or related receivable accounts for contracts with customers. In cases where collectability is a concern, the Company does not record revenue.
Generally, the pricing of transactions between the Company and each customer is either (i) established within a legally enforceable contract between the two parties, as is the case with the loan sales, or (ii) disclosed to the customer at a specific point in time, as is the case when a deposit account is opened or before a new loan is underwritten. Fees are usually fixed at a specific amount or as a percentage of a transaction amount. No judgment or estimates by management are required to record revenue related to these transactions and pricing is clearly identified within these contracts.
The Company primarily operates in one geographic region, Northern and Central New Jersey and contiguous areas. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.
We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Noninterest income not generated from customers during the Company’s ordinary activities primarily relates to mortgage servicing rights, gains/losses on the sale of investment securities, gains/losses on the sale of other real estate owned, gains/losses on the sale of property, plant and equipment, and income from bank owned life insurance. The following table sets forth the components of noninterest income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Deposit Related Fees and Charges
Debit card interchange income	$1,118	$990
Overdraft charges	1,109	1,153
ATM service charges	190	162
Demand deposit fees and charges	158	136
Savings service charges	36	14
Total	2,611	2,455
Commissions and Fees
Loan and lease fees	322	236
Wire transfer charges	248	227
Investment services income	228	241
Merchant fees	216	242
Commissions from sales of checks	108	117
Safe deposit income	84	64
Other income	63	23
Total	1,269	1,150
Gains on Sale of Loans	246	398
Other Income
Gains on customer swap transactions	332	359
Title insurance income	49	28
Other income	97	38
Total	478	425
Revenue not from contracts with customers	730	3,666
Total Noninterest Income	5,334	8,094
Timing of Revenue Recognition
Products and services transferred at a point in time	4,585	4,413
Products and services transferred over time	19	15
Revenue not from contracts with customers	730	3,666
Total Noninterest Income	$5,334	$8,094

NOTE 3 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income available to common shareholders	$15,255	$12,312
Less: earnings allocated to participating securities	141	121
Net income allocated to common shareholders	$15,114	$12,191
Weighted average number of common shares outstanding - basic	47,503	47,354
Share-based plans	233	269
Weighted average number of common shares outstanding -diluted	47,736	47,623
Basic earnings per share	$0.32	$0.26
Diluted earnings per share	$0.32	$0.26
There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2018 and 2017.
NOTE 4 – INVESTMENT SECURITIES

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$147,678	$27	$(3,005)	$144,700	$148,968	$78	$(1,791)	$147,255
Mortgage-backed securities, residential	421,077	158	(10,718)	410,517	419,538	479	(5,763)	414,254
Mortgage-backed securities, multifamily	13,200	—	(256)	12,944	10,133	7	(63)	10,077
Obligations of states and political subdivisions	50,671	189	(873)	49,987	51,289	448	(417)	51,320
Debt securities	5,000	94	—	5,094	5,000	140	—	5,140
	$637,626	$468	$(14,852)	$623,242	$634,928	$1,152	$(8,034)	$628,046

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$38,694	$—	$(793)	$37,901	$33,415	$24	$(402)	$33,037
Mortgage-backed securities, residential	65,614	164	(1,984)	63,794	54,991	249	(978)	54,262
Mortgage-backed securities, multifamily	1,931	—	(44)	1,887	1,957	—	(22)	1,935
Obligations of states and political subdivisions	39,886	133	(412)	39,607	43,318	306	(188)	43,436
Debt securities	6,002	22	—	6,024	6,004	14	—	6,018
	$152,127	$319	$(3,233)	$149,213	$139,685	$593	$(1,590)	$138,688
The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	Available for Sale		Held to Maturity
March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,184	$22,074	$13,926	$13,921
Due after one year through five years	102,466	100,885	39,602	39,172
Due after five years through ten years	49,826	48,236	27,775	27,247
Due after ten years	28,873	28,586	3,279	3,192
	203,349	199,781	84,582	83,532
Mortgage-backed securities	434,277	423,461	67,545	65,681
Total securities	$637,626	$623,242	$152,127	$149,213
The following table shows proceeds from sales of securities and gross gains and losses on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Sale proceeds	$—	$4,499
Gross gains	—	2,539
Gross losses	—	—
There were no other-than-temporary impairments during the three months ended March 31, 2018 or 2017.
Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $388.6 million and $400.4 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
			(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$79,243	$1,393	$54,249	$1,612	26	$133,492	$3,005
Mortgage-backed securities, residential	236,142	4,725	153,022	5,993	147	389,164	10,718
Mortgage-backed securities, multifamily	7,920	144	5,024	112	3	12,944	256
Obligations of states and political subdivisions	21,666	291	12,689	582	63	34,355	873
	$344,971	$6,553	$224,984	$8,299	239	$569,955	$14,852
HELD TO MATURITY
U.S. government agencies	$31,295	$372	$6,605	$421	7	$37,900	$793
Mortgage-backed securities, residential	41,131	1,110	18,323	874	32	59,454	1,984
Mortgage-backed securities, multifamily	1,887	44	—	—	2	1,887	44
Obligations of states and political subdivisions	20,440	222	5,948	190	38	26,388	412
	$94,753	$1,748	$30,876	$1,485	79	$125,629	$3,233

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$80,391	$646	$54,769	$1,145	27	$135,160	$1,791
Mortgage-backed securities, residential	199,387	1,723	157,739	4,040	118	357,126	5,763
Mortgage-backed securities, multifamily	—	—	5,088	63	1	5,088	63
Obligations of states and political subdivisions	9,612	77	12,970	340	39	22,582	417
	$289,390	$2,446	$230,566	$5,588	185	$519,956	$8,034
HELD TO MATURITY
U.S. government agencies	$15,371	$95	$6,720	$307	4	$22,091	$402
Mortgage-backed securities, residential	26,090	426	19,203	552	25	45,293	978
Mortgage-backed securities, multifamily	1,935	22	—	—	2	1,935	22
Obligations of states and political subdivisions	15,353	56	6,028	132	23	21,381	188
	$58,749	$599	$31,951	$991	54	$90,700	$1,590
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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes, and investments in Community Reinvestment funds. The market value of these investments was $18.4 million and $18.1 million as of March 31, 2018 and December 31, 2017, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. In the first quarter of 2018, the Company recorded $18,000 in market value loss on equity securities in other income.
As of March 31, 2018, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $5.3 million and $13.1 million, respectively.
The Community Reinvestment funds include $9.5 million that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

The investment funds also include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2018, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
NOTE 5 – LOANS, LEASES AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan and lease portfolio:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial, secured by real estate	$2,885,997	$2,831,184
Commercial, industrial and other	339,665	340,400
Leases	78,238	75,039
Real estate - residential mortgage	323,054	322,880
Real estate - construction	283,378	264,908
Home equity and consumer	317,720	322,269
Total loans and leases	4,228,052	4,156,680
Less: deferred fees	(4,083)	(3,960)
Loans and leases, net of deferred fees	$4,223,969	$4,152,720
At March 31, 2018 and December 31, 2017, home equity and consumer loans included overdraft deposit balances of $427,000 and $966,000, respectively. At March 31, 2018 and December 31, 2017, the Company had $1.1 billion and $1.1 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The carrying value of loans acquired in the Pascack Community Bank ("Pascack") acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $182,000 at March 31, 2018, which was $635,000 less than the balance at the time of acquisition on January 7, 2016. In first quarter 2017, one of the Pascack purchased credit impaired (“PCI”) loans totaling $127,000 experienced further credit deterioration and was fully charged off. In the second quarter of 2017, a loan with a net value of $218,000 was fully paid off. The carrying value of loans acquired in the Harmony Bank ("Harmony") acquisition was $516,000 at March 31, 2018 which was $253,000 less than the balance at acquisition date on July 1, 2016. In the second quarter of 2017, a loan with a net value of $247,000 was fully paid off.
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Balance, beginning of period	$129	$145
Acquisitions	—	—
Accretion	(44)	(51)
Net reclassification non-accretable difference	28	86
Balance, end of period	$113	$180
Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial, secured by real estate	$4,732	$5,890
Commercial, industrial and other	1,505	184
Leases	250	144
Real estate - residential mortgage	3,045	3,860
Real estate - construction	1,472	1,472
Home equity and consumer	2,341	2,105
Total non-accrual loans and leases	$13,345	$13,655
Other real estate and other repossessed assets	1,392	843
TOTAL NON-PERFORMING ASSETS	$14,737	$14,498
Troubled debt restructurings, still accruing	$9,526	$11,462
Non-accrual loans included $3.8 million and $2.7 million of troubled debt restructurings for the periods ended March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had $1.6 million and $2.7 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure.
An age analysis of past due loans, segregated by class of loans as of March 31, 2018 and December 31, 2017, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
March 31, 2018
Commercial, secured by real estate	$7,619	$57	$2,174	$9,850	$2,876,147	$2,885,997	$—
Commercial, industrial and other	650	—	232	882	338,783	339,665	—
Leases	167	808	250	1,225	77,013	78,238	—
Real estate - residential mortgage	3,221	162	2,191	5,574	317,480	323,054	—
Real estate - construction	—	—	1,472	1,472	281,906	283,378	—
Home equity and consumer	2,331	236	1,455	4,022	313,698	317,720	1
	$13,988	$1,263	$7,774	$23,025	$4,205,027	$4,228,052	$1
December 31, 2017
Commercial, secured by real estate	$3,663	$1,082	$3,817	$8,562	$2,822,622	$2,831,184	$—
Commercial, industrial and other	80	121	56	257	340,143	340,400	—
Leases	496	139	144	779	74,260	75,039	—
Real estate - residential mortgage	939	908	3,137	4,984	317,896	322,880	—
Real estate - construction	—	—	1,472	1,472	263,436	264,908	—
Home equity and consumer	1,258	310	1,386	2,954	319,315	322,269	200
	$6,436	$2,560	$10,012	$19,008	$4,137,672	$4,156,680	$200

Impaired Loans
The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings. Impaired loans as of March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$6,342	$6,535	$—	$7,799	$53
Commercial, industrial and other	1,871	2,869	—	584	5
Leases	—	—	—	—	—
Real estate - residential mortgage	429	444	—	947	4
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	7,424	7,767	386	9,035	98
Commercial, industrial and other	236	235	9	235	3
Leases	36	36	16	36	—
Real estate - residential mortgage	771	911	4	772	5
Real estate - construction	—	—	—	—	—
Home equity and consumer	980	1,005	8	975	9
Total:
Commercial, secured by real estate	$13,766	$14,302	$386	$16,834	$151
Commercial, industrial and other	2,107	3,104	9	819	8
Leases	36	36	16	36	—
Real estate - residential mortgage	1,200	1,355	4	1,719	9
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	980	1,005	8	975	9
	$19,560	$21,273	$423	$21,854	$177

December 31, 2017	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,155	$12,497	—	$12,774	$366
Commercial, industrial and other	618	618	—	618	25
Leases	—	—	—	—	—
Real estate - residential mortgage	963	980	—	996	15
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	—	—	—	6	—
Loans with specific allowance:
Commercial, secured by real estate	5,381	5,721	454	5,029	206
Commercial, industrial and other	164	164	9	283	14
Leases	65	65	30	29	—
Real estate - residential mortgage	781	919	4	940	27
Real estate - construction	—	—	—	—	—
Home equity and consumer	993	1,026	8	1,090	52
Total:
Commercial, secured by real estate	$17,536	$18,218	$454	$17,803	$572
Commercial, industrial and other	782	782	9	901	39
Leases	65	65	30	29	—
Real estate - residential mortgage	1,744	1,899	4	1,936	42
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	993	1,026	8	1,096	52
	$22,591	$23,461	$505	$23,236	$705
Interest income recognized on impaired loans was $177,000 and $151,000 for the three months ended March 31, 2018 and 2017, respectively. Interest that would have been accrued on impaired loans during the first three months of 2018 and 2017 had the loans been performing under original terms would have been $307,000 and $345,000, respectively.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2018 and December 31, 2017, by the risk ratings discussed above (in thousands):

March 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$362	$—
2	—	26,755	—
3	75,608	44,973	—
4	882,811	96,031	19,098
5	1,822,829	145,396	253,407
5W - Watch	40,360	9,022	8,292
6 - Other assets especially mentioned	41,753	8,693	—
7 - Substandard	22,636	8,433	2,581
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,885,997	$339,665	$283,378

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$392	$—
2	—	26,968	—
3	76,824	35,950	—
4	862,537	96,426	15,502
5	1,779,908	150,928	246,806
5W - Watch	47,178	8,779	—
6 - Other assets especially mentioned	40,245	8,670	—
7 - Substandard	24,492	12,287	2,600
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,831,184	$340,400	$264,908
The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses
The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(22)	(1,012)	(23)	(93)	—	(100)	(1,250)
Recoveries	31	20	2	2	5	95	155
Provision	104	447	433	123	196	(19)	1,284
Ending Balance	$25,817	$1,768	$1,042	$1,589	$2,932	$2,496	$35,644

Three Months Ended March 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(220)	(163)	(43)	(141)	(609)	(184)	(1,360)
Recoveries	219	95	4	—	15	154	487
Provision	861	137	(7)	2	620	(395)	1,218
Ending Balance	$22,083	$1,792	$502	$1,825	$2,378	$3,010	$31,590

Loans receivable summarized by portfolio segment and impairment method are as follows:

March 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$13,766	$2,107	$36	$1,200	$1,471	$980	$19,560
Ending Balance: Collectively evaluated for impairment	2,871,534	337,558	78,202	321,854	281,907	316,739	4,207,794
Ending Balance: Loans acquired with deteriorated credit quality	697	—	—	—	—	1	698
Ending Balance (1)	$2,885,997	$339,665	$78,238	$323,054	$283,378	$317,720	$4,228,052

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$17,536	$782	$65	$1,744	$1,471	$993	$22,591
Ending Balance: Collectively evaluated for impairment	2,812,941	339,618	74,974	321,136	263,437	321,273	4,133,379
Ending balance: Loans acquired with deteriorated credit quality	707	—	—	—	—	3	710
Ending Balance (1)	$2,831,184	$340,400	$75,039	$322,880	$264,908	$322,269	$4,156,680

(1)	Excludes deferred fees
The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

March 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$386	$9	$16	$4	$—	$8	$423
Ending Balance: Collectively evaluated for impairment	25,431	1,759	1,026	1,585	2,932	2,488	35,221
Ending Balance	$25,817	$1,768	$1,042	$1,589	$2,932	$2,496	$35,644

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$454	$9	$30	$4	$—	$8	$505
Ending Balance: Collectively evaluated for impairment	25,250	2,304	600	1,553	2,731	2,512	34,950
Ending Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million for each of the periods ended March 31, 2018 and December 31, 2017. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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
The following table summarizes loans that have been restructured during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	2	$1,657	$1,657	2	$2,879	$2,879
	2	$1,657	$1,657	2	$2,879	$2,879

The following table summarizes as of March 31, 2018 and 2017, loans that were restructured within the previous twelve months that have subsequently defaulted:

	March 31, 2018		March 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	—	$—	1	$226
	—	$—	1	$226

Other Real Estate and Other Repossessed Assets
At March 31, 2018, the Company had other real estate owned and other repossessed assets of $1.4 million and $0, respectively. At December 31, 2017, the Company had other real estate owned and other repossessed assets of $843,000 and $0, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $1.1 million and $843,000 that the Company held at the periods ended March 31, 2018 and December 31, 2017, respectively.
NOTE 6 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $500,000 in available for sale securities pledged for collateral on its interest rate swaps with the financial institution at each of March 31, 2018 and December 31, 2017.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, the Company did not record any hedge ineffectiveness. The Company recognized $43,000 and $8,000 of accumulated other comprehensive income that was reclassified into interest expense for the first three months of 2018 and 2017, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $364,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$175,920	9.0	4.20%	1 Mo. LIBOR + 2.17%	$7,016
Customer interest rate swaps	43,918	13.9	5.27%	1 Mo. LIBOR + 2.32%	796
Interest rate swap (cash flow hedge)	30,000	3.3	1.10%	3 Mo. LIBOR	1,449
Classified in Other Liabilities:
Customer interest rate swaps	$175,920	9.0	4.20%	1 Mo. LIBOR + 2.17%	$(7,016)
3rd Party interest rate swaps	43,918	13.9	5.27%	1 Mo. LIBOR + 2.32%	(796)

December 31, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$3,634
Customer interest rate swaps	$82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	$1,831
Interest rate swap (cash flow hedge)	$30,000	3.5	1.10%	3 Mo. LIBOR	$1,090
Classified in Other Liabilities:
Customer interest rate swaps	110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	(3,634)
3rd party interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	(1,831)
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $136.4 million for both of the periods ended March 31, 2018 and December 31, 2017. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.
The Company had core deposit intangible of $2.2 million and $2.4 million for the periods ended March 31, 2018 and December 31, 2017, respectively. The estimated future amortization expense for the remainder of 2018 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended
2018	$437
2019	505
2020	415
2021	326
2022	236
2023	147
NOTE 8 – BORROWINGS
Repurchase Agreements
At March 31, 2018, the Company had federal funds purchased and securities sold under agreements to repurchase of $101.6 million and $24.9 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $20.0 million in long-term securities sold under agreements to repurchase included in other borrowings which mature within 1 year. As of March 31, 2018, the Company had $58.2 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
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
NOTE 9 – SHARE-BASED COMPENSATION
The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2009 Equity Compensation Program. Share-based compensation expense of $1.0 million and $1.2 million was recognized for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was unrecognized compensation cost of $169,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.80 years. Unrecognized compensation expense related to RSUs was approximately $3.6 million as of March 31, 2018, and that cost is expected to be recognized over a period of 1.86 years. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2018.
In the first three months of 2018, the Company granted 10,945 shares of restricted stock to non-employee directors at a grant date fair value of $20.55 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $225,000 over a one year period. In the first three months of 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2018	22,982	$14.44
Granted	10,945	20.55
Vested	(22,856)	14.46
Forfeited	—	—
Outstanding, March 31, 2018	11,071	$20.43
In the first three months of 2018, the Company granted 146,233 RSUs to certain officers at a weighted average grant date fair value of $19.11 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first three months of 2018 is expected to average approximately $932,000 per year over a three year period. In the first three months of 2017, the Company granted 115,923 RSUs at a weighted average grant date fair value of $19.97 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $772,000 per year over a three year period.
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2018	267,732	$13.93
Granted	146,233	19.11
Vested	(116,921)	13.80
Forfeited	(344)	17.29
Outstanding, March 31, 2018	296,700	$16.53
There were no grants of stock options in the first three months of 2018 or 2017. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	102,216	$8.49	4.27	$1,101,806
Granted	—	—
Exercised	(26,250)	9.44
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2018	75,966	$8.16	2.88	$889,821
Options exercisable at March 31, 2018	75,966	$8.16	2.88	$889,821
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were 26,250 and 30,387 stock options exercised during the first three months of 2018 and 2017, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $297,000 and $304,000, respectively. Exercise of stock options during the first three months of 2018 and 2017, resulted in cash receipts of $248,000 and $300,000, respectively.
NOTE 10 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	March 31, 2018			March 31, 2017
For the quarter ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding (losses) gains arising during period	$(7,502)	$1,770	$(5,732)	$1,184	$(450)	$734
Reclassification adjustment for net gains arising during the period	—	—	—	(2,539)	890	(1,649)
Net unrealized losses	(7,502)	1,770	(5,732)	(1,355)	440	(915)
Unrealized gains on derivatives	358	(75)	283	21	(7)	14
Other comprehensive loss, net	$(7,144)	$1,695	$(5,449)	$(1,334)	$433	$(901)

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(3,232)	$862	$21	$(2,349)	$(117)	$672	$38	$593
Adjustment for implementation of ASU 2016-01	(2,043)	—	—	(2,043)	—	—	—	—
Adjusted beginning balance	(5,275)	862	21	(4,392)	(117)	672	38	593
Other comprehensive income (loss) before classifications	(5,732)	283	—	(5,449)	734	14	—	748
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,649)	—	—	(1,649)
Net current period other comprehensive income (loss)	(5,732)	283	—	(5,449)	(915)	14	—	(901)
Ending balance	$(11,007)	$1,145	$21	$(9,841)	$(1,032)	686	$38	$(308)

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
The Company’s assets that are measured at fair value on a recurring basis are it’s available for sale investment securities and its equity securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes.

The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2018, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
March 31, 2018
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,138	$139,562	$—	$144,700
Mortgage-backed securities	—	423,461	—	423,461
Obligations of states and political subdivisions	—	49,987	—	49,987
Other debt securities	—	5,094	—	5,094
Total securities available for sale	5,138	618,104	—	623,242
Equity securities, at fair value	5,322	13,075	—	18,397
Derivative assets	—	9,261	—	9,261
Total Assets	$10,460	$640,440	$—	$650,900
Liabilities:
Derivative liabilities	$—	$7,812	$—	$7,812
Total Liabilities	$—	$7,812	$—	$7,812

December 31, 2017
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,415	$141,840	$—	$147,255
Mortgage-backed securities	—	424,331	—	424,331
Obligations of states and political subdivisions	—	51,320	—	51,320
Other debt securities	—	5,140	—	5,140
Total securities available for sale	5,415	622,631	—	628,046
Equity securities, at fair value	5,147	12,942	—	18,089
Derivative assets	—	6,555	—	6,555
Total Assets	$10,562	$642,128	$—	$652,690
Liabilities:
Derivative liabilities	$—	$5,465	$—	$5,465
Total Liabilities	$—	$5,465	$—	$5,465

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
March 31, 2018
Assets:
Impaired loans and leases	$—	$—	$19,560	$19,560
Loans held for sale	—	—	—	—
Other real estate owned and other repossessed assets	—	—	1,392	1,392

December 31, 2017
Assets:
Impaired loans and leases	$—	$—	$22,591	$22,591
Loans held for sale	—	456	—	456
Other real estate owned and other repossessed assets	—	—	843	843
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
The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2018 and December 31, 2017 are outlined below.

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
The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $7.2 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The net loan portfolio at March 31, 2018 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2017, which are based on entrance prices. For December 31, 2017, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2018
Financial Assets:
Investment securities held to maturity	$152,127	$149,213	$—	$141,013	$8,200
Federal Home Loan Bank and other membership bank stocks	11,888	11,888	—	11,888	—
Loans and leases, net	4,188,325	4,163,855	—	—	4,163,855
Financial Liabilities:
Certificates of deposit	790,598	783,583	—	783,583	—
Other borrowings	176,974	172,538	—	172,538	—
Subordinated debentures	104,932	101,718	—	—	101,718
December 31, 2017
Financial Assets:
Investment securities held to maturity	$139,685	$138,688	$—	$127,901	$10,787
Federal Home Loan Bank and other membership bank stocks	12,576	12,576	—	12,576	—
Loans and leases, net	4,117,265	4,114,516	—	—	4,114,516
Financial Liabilities:
Certificates of deposit	737,428	732,417	—	732,417	—
Other borrowings	192,011	189,080	—	189,080	—
Subordinated debentures	104,902	97,244	—	—	97,244
NOTE 12 – RECENT ACCOUNTING PRONOUNCMENTS
In March 2018, the Financial Accounting Standards Board ("FASB") issued an update regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the "Tax Act"). The update clarifies that in a company's financial statements that include the reporting period in which the Tax Act was enacted, a company must first reflect the income tax effects of the Tax Act in which the accounting under U.S. GAAP is complete. Those amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under U.S. GAAP will be incomplete but for which a reasonable estimate can be determined. If there are income tax effects for the Tax Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply U.S. GAAP based on the tax laws that were in effect immediately prior to the Tax Act being enacted. This accounting update is effective immediately. The Company believes its accounting for the the income tax effects of the Tax Act is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

In February 2018, the FASB issued an update (ASU 2018-02) regarding the reclassification of certain tax effects from accumulated other comprehensive income. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. This update eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Act and improves the usefulness of information reported to financial statement users. The amendments are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity may apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to adopt this update in December 2017, and recorded a $420,000 increase to retained earnings and reduction to accumulated other comprehensive income in December 2017.

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

In March 2017, the FASB issued an update which changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in a company’s income statement. The amendment requires that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment is effective for annual and interim periods beginning after December 15, 2017. Because the Company has minimal benefit plans that require the measurement of net periodic pension cost and net periodic post retirement benefit cost, the adoption of this update did not have an impact on the Company’s financial statements.

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

In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the chief risk officer that is comprised of individuals from the credit, risk management, finance and project management areas. The Company has been developing an implementation plan as well as considering various software providers and consultants to aid it in implementation. In early 2018, the Company contracted with a software and advisory service provider to aid in implementation.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. It is also considering various software providers to aid it in implementation. The Company expects to record an increase in assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments.

In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In February 2018, the FASB issued further guidance that provided technical corrections to this update. Those technical corrections included clarification on accounting for equity securities without a readily determinable fair value, remeasurement requirements on forward contracts and purchased options, and presentation requirements for certain fair value option liabilities. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update required an adjustment on January 1, 2018 from other comprehensive income to retained earnings for the amount of the unrealized gain on equity securities as of December 31, 2017. Thereafter, any increases or decreases to the market value on these equity securities will be recorded through the consolidated statements of income. Please see the Consolidated Statement of Changes in Stockholders' Equity, Note 4-Investment Securities and Note 10-Comprehensive Income for more information.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard. The Company has assessed its revenue streams and reviewed contracts potentially affected by the guidance including deposit related fees, interchange fees, investment commissions, merchant fee income and other noninterest income sources to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. The Company did not have a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard. Please see Note 2 - Revenue Recognition for more information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Management Overview
The quarter ended March 31, 2018 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•
For the first quarter of 2018, net income of $15.3 million increased from $12.3 million in the first quarter of 2017. Diluted earnings per share of $0.32 represents a 23% increase over $0.26 for the same period in 2017.

•
For the first quarter of 2018, annualized return on average assets was 1.14%, annualized return on average common equity was 10.60%, and annualized return on average tangible common equity was 13.90% compared to 0.97%, 9.02%, and 12.04%, respectively, for the first quarter of 2017.

•	Net interest margin (“NIM”) was 3.39% in the first quarter of 2018 compared to 3.33% in the first quarter of 2017.

•
Commercial loans secured by real estate grew $54.8 million, or 2%, during the first three months of 2018, while total loans net of deferred fees grew $71.2 million, or 2%, to $4.22 billion during the same time period.

•	Total deposits increased $79.2 million, or 2%, from December 31, 2017 to March 31, 2018, to $4.45 billion.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017
Net Income
Net income was $15.3 million, or $0.32 per diluted share, for the first quarter of 2018 compared to net income of $12.3 million, or $0.26 per diluted share, for the first quarter of 2017. Net income increased as a result of an increase in net interest income and as a result of a decrease in tax expense relating to the Tax Cuts and Jobs Act of 2017. Net interest income of $42.2 million for the first quarter of 2018 increased $2.9 million from the first quarter of 2017 resulting from organic growth and an increase in market interest rates.
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
Net interest income on a tax equivalent basis for the first quarter of 2018 was $42.4 million, compared to $39.6 million for the first quarter of 2017. The net interest margin increased from 3.33% in the first quarter of 2017 to 3.39% in the first quarter of 2018 primarily as a result of a 24 basis point increase in the yield on interest-earning assets, partially offset by a 23 basis point increase in the cost of interest-bearing liabilities. The increase in yield on interest-earning assets primarily resulted from an increase in rates caused by the recent increases in the federal funds rate and prime rate, while the increase in the cost of interest-bearing liabilities was due primarily to a higher cost of deposits resulting from a CD promotion in the latter half of 2017. The increase in net interest margin was augmented by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $42.7 million. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2018 are computed on a tax equivalent basis using a tax rate of 21%, while rates for the three months ended March 31, 2017 are computed on a tax equivalent basis using a tax rate of 35%.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,194,207	$45,544	4.40%	$3,905,216	$40,411	4.20%
Taxable investment securities and other	736,342	3,992	2.17%	677,005	3,599	2.13%
Tax-exempt securities	84,713	561	2.65%	113,041	785	2.78%
Federal funds sold (2)	47,366	166	1.40%	130,593	276	0.85%
Total interest-earning assets	5,062,628	50,263	4.02%	4,825,855	45,071	3.78%
Noninterest-earning assets:
Allowance for loan and lease losses	(35,979)			(31,889)
Other assets	382,760			359,927
TOTAL ASSETS	$5,409,409			$5,153,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$487,666	$69	0.06%	$490,777	$68	0.06%
Interest-bearing transaction accounts	2,240,044	3,343	0.61%	2,241,954	2,118	0.38%
Time deposits	761,418	2,343	1.23%	555,270	1,148	0.83%
Borrowings	338,782	2,154	2.54%	361,108	2,139	2.37%
Total interest-bearing liabilities	3,827,910	7,909	0.83%	3,649,109	5,473	0.60%
Noninterest-bearing liabilities:
Demand deposits	964,498			921,770
Other liabilities	33,301			29,232
Stockholders’ equity	583,700			553,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,409,409			$5,153,893
Net interest income/spread		42,354	3.19%		39,598	3.18%
Tax equivalent basis adjustment		118			275
NET INTEREST INCOME		$42,236			$39,323
Net interest margin (3)			3.39%			3.33%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $45.1 million in the first quarter of 2017 to $50.3 million in the first quarter of 2018, an increase of $5.2 million, or 12%. The increase in interest income was primarily a result of an increase in rates caused by the recent increases in the federal funds rate and prime rate as well as organic growth in loans, as average loans and leases increased $289.0 million compared to the first quarter of 2017. The yield on average loans and leases at 4.40% in the first quarter of 2018 was 20 basis points higher than the first quarter of 2017. The yield on average taxable investment securities increased 4 basis points, while the yield on average tax-exempt investment securities decreased 13 basis points. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cut and Jobs Act of 2017.

Total interest expense of $7.9 million in the first quarter of 2018 was $2.4 million greater than the $5.5 million reported for the same period in 2017. The cost of average interest-bearing liabilities increased from 0.60% in the first quarter of 2017 to 0.83% in the first quarter of 2018. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. The cost of interest-bearing transaction accounts and time deposits increased by 23 basis points and 40 basis points, respectively. Average time deposits increased from $555.3 million in the first quarter of 2017 to $761.4 million in the first quarter of 2018 primarily as a result of the Company's certificate of deposit promotion during 2017.
Provision for Loan and Lease Losses
In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and charge-offs and the results of independent third party loan review.
In the first quarter of 2018, a $1.3 million provision for loan and lease losses was recorded, compared to $1.2 million for the same period last year. The Company charged off $1.3 million and recovered $155,000 in the first quarter of 2018 compared to $1.4 million and $487,000, respectively, in the first quarter of 2017. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $5.3 million in the first quarter of 2018 decreased by $2.8 million from $8.1 million in the first quarter of 2017. Noninterest income for the first quarter of 2017 included $2.5 million in gains on sales of investment securities compared to none during the first quarter of 2018. Service charges on deposit accounts of $2.6 million in the first quarter of 2018 increased $156,000 compared to the same period last year, due primarily to changes in the fee structure on deposit accounts as well as a 4% increase in total deposits from March 31, 2017 to March 31, 2018. Commissions and fees increased $116,000 compared to the first quarter of 2017 due primarily to increased loan fees. Income on bank owned life insurance of $719,000 for the first quarter of 2018 increased $293,000 compared to the same period last year primarily as a result of an increase in the number of policies. Gains on sales of loans decreased $152,000, as the Company has decided to retain a greater number of mortgage loans. Other income decreased $634,000 compared to the same period in 2017 due primarily to $367,000 in gains on the sale of a former branch recorded during the first quarter of 2017 and a $315,000 decrease in gains on sales of other real estate owned.
Noninterest Expense
Noninterest expense in the first quarter of 2018 totaled $27.1 million, which was $1.3 million less than the $28.5 million reported for the first quarter of 2017. In the first quarter of 2017, noninterest expense included $2.8 million in long-term debt prepayment fees compared to none in the first quarter of 2018. Salaries and employee benefits expense of $16.9 million increased $1.4 million or 9% from the same period last year, as a result of additions to our staff to support continued growth, as well as normal merit increases. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.6% in the first quarter of 2018, compared to 56.4% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$27,137	$28,470
Amortization of core deposit intangibles	(157)	(195)
Merger related expenses	—	(2,828)
Noninterest expense, as adjusted	$26,980	$25,447
Net interest income	$42,236	$39,323
Noninterest income	5,334	8,094
Total revenue	47,570	47,417
Tax-equivalent adjustment on municipal securities	118	275
(Gains) losses on sales of investment securities	—	(2,539)
Total revenue, as adjusted	$47,688	$45,153
Efficiency ratio	56.6%	56.4%
Income Tax Expense
The effective tax rate in the first quarter of 2018 was 20.3% compared to 30.6% during the same period last year primarily due to the change in tax rates resulting from the Tax Act.
Financial Condition
The Company’s total assets increased $72.2 million from December 31, 2017, to $5.48 billion at March 31, 2018. Total loans net of deferred fees were $4.22 billion, an increase of $71.2 million, or 2%, from $4.15 billion at December 31, 2017. Total deposits were $4.45 billion, an increase of $79.2 million, or 2%, from December 31, 2017.
Loans and Leases
Gross loans and leases of $4.22 billion at March 31, 2018 increased $71.2 million from December 31, 2017, primarily in the commercial loans secured by real estate category which increased $54.8 million, or 2%. Additionally, real estate construction loans increased $18.5 million, or 7%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $14.5 million at December 31, 2017 to $14.7 million at March 31, 2018, primarily due to an increase in other real estate owned. Non-accrual loans and leases in the commercial secured by real estate category decreased $1.2 million, while the commercial, industrial and other category increased $1.3 million. The increase in commercial, industrial and other loans resulted from one commercial loan relationship being placed on non-accrual. A charge-off of $1.0 million was taken at that time to record this loan at fair value. The percentage of non-performing assets to total assets was 0.27% for both December 31, 2017 and March 31, 2018. Non-accrual loans at March 31, 2018 included three loan relationships with a balance of $1 million or greater, totaling $3.9 million, and two loan relationships between $500,000 and $1.0 million, totaling $1.1 million.
There were $1,000 in loans and leases past due ninety days or more and still accruing at March 31, 2018 compared to $200,000 at December 31, 2017. These loans primarily consist of open-end consumer loans secured by real estate which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.
On March 31, 2018, the Company had $9.5 million in loans that were troubled debt restructurings and accruing interest income compared to $11.5 million at December 31, 2017. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2018, the Company had $19.6 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $22.6 million at year-end 2017. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $182,000 and $516,000, respectively, at March 31, 2018. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $423,000 of the allowance for loan and lease losses has been allocated for impairment at March 31, 2018 compared to $505,000 at December 31, 2017. At March 31, 2018, the Company also had $21.2 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.3 million at December 31, 2017.
There were no loans and leases at March 31, 2018, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.
The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Year Ended December 31, 2017
Balance of the allowance at the beginning of the year	$35,455	$31,245	$31,245
Loans and leases charged off:
Commercial, secured by real estate	(22)	(220)	(762)
Commercial, industrial and other	(1,012)	(163)	(477)
Leases	(23)	(43)	(305)
Real estate - mortgage	(93)	(141)	(441)
Real estate - construction	—	(609)	(609)
Home equity and consumer	(100)	(184)	(852)
Total loans charged off	(1,250)	(1,360)	(3,446)
Recoveries:
Commercial, secured by real estate	31	219	396
Commercial, industrial and other	20	95	172
Leases	2	4	59
Real estate - mortgage	2	—	5
Real estate - construction	5	15	31
Home equity and consumer	95	154	903
Total recoveries	155	487	1,566
Net charge-offs:	(1,095)	(873)	(1,880)
Provision for loan and lease losses	1,284	1,218	6,090
Ending balance	$35,644	$31,590	$35,455
Net charge-offs as a percentage of average loans and leases outstanding	0.10%	0.09%	0.05%
Allowance as a percentage of total loans and leases outstanding	0.84%	0.79%	0.85%
Allowance as a percentage of non-accrual loans	267.10%	178.04%	259.65%
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
Additionally, the Company continually evaluates, through its governance process, the development of the allowance for loan and lease losses methodology. During 2017, the Company refined and enhanced its quantitative framework by implementing loss migration periods to determine historical loss rates. It also enhanced its qualitative framework to complement the loss migration historical loss rates. These enhancements were implemented to increase the level of precision in the allowance for loan and lease losses and did not result in a material change in the required allowance for loan and lease losses.
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
The overall balance of the allowance for loan and lease losses of $35.6 million at March 31, 2018 increased $189,000, from December 31, 2017, an increase of 1%. The change in the allowance within segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each segment, changes in the risk ratings of the loans and the level of growth in each segment.
Non-performing loans and leases of $13.3 million at March 31, 2018 decreased $310,000 from December 31, 2017. The allowance for loan and lease losses as a percent of total loans was 0.84% at March 31, 2018 compared to 0.85% at December 31, 2017. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2018.
Investment Securities
For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $767.7 million at December 31, 2017 to $775.4 million at March 31, 2018, an increase of $7.6 million.
Deposits
Total deposits increased from $4.37 billion at December 31, 2017 to $4.45 billion at March 31, 2018, an increase of $79.2 million, or 2%. Noninterest-bearing deposits, savings and interest-bearing transaction accounts and time deposits increased $7.3 million, $18.7 million and $53.2 million, respectively.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $19.9 million for the first three months of 2018 compared to $19.7 million for the same period in 2017.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2018, Lakeland’s deposits increased $79.2 million.

•
Sales of securities. At March 31, 2018 the Company had $623.2 million in securities designated “available for sale.” Of these securities, $343.4 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2018. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million of which $101.6 million was outstanding at March 31, 2018. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2018.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2018 follows.
Cash and cash equivalents totaling $133.0 million on March 31, 2018 decreased $9.9 million from December 31, 2017. Operating activities provided $19.9 million in net cash. Investing activities used $90.4 million in net cash, primarily reflecting an increase in loans and leases and the purchase of securities. Financing activities provided $60.6 million in net cash primarily reflecting the net increase in deposits of $79.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2018. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
	(dollars in thousands)
Minimum annual rentals on noncancellable operating leases	$29,039	$3,162	$5,808	$4,813	$15,256
Benefit plan commitments	5,888	307	793	817	3,971
Remaining contractual maturities of time deposits	790,598	586,169	169,939	34,490	—
Subordinated debentures	104,932	—	—	—	104,932
Loan commitments	973,387	642,363	155,848	43,295	131,881
Other borrowings	176,974	66,195	86,162	24,617	—
Interest on other borrowings*	61,945	7,867	13,168	10,915	29,995
Standby letters of credit	15,933	12,502	3,319	32	80
Total	$2,158,696	$1,318,565	$435,037	$118,979	$286,115
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.01%.
Capital Resources
Total stockholders’ equity increased from $583.1 million on December 31, 2017 to $588.6 million on March 31, 2018, an increase of $5.5 million. Book value per common share increased to $12.40 on March 31, 2018 from $12.31 on December 31, 2017. Tangible book value per share increased from $9.38 per share on December 31, 2017 to $9.48 per share on March 31, 2018, an increase of 1%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2017 to March 31, 2018 was primarily due to $15.3 million of net income, partially offset by other comprehensive loss on the Company's available for sale securities portfolio of $5.7 million and the payment of cash dividends on common stock of $4.8 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of March 31, 2018, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.
The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
The Company	9.28%	9.12%	10.40%	10.18%	11.08%	10.87%	13.61%	13.40%
Lakeland Bank	10.15%	10.06%	12.13%	12.00%	12.13%	12.00%	12.99%	12.86%
Required capital ratios including conservation buffer	4.00%	4.00%	6.38%	5.750%	7.88%	7.250%	9.88%	9.250%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

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

(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$588,648	$583,122
Less:
Goodwill	136,433	136,433
Other identifiable intangible assets, net	2,205	2,362
Total tangible common stockholders’ equity at end of - period Non-GAAP	$450,010	$444,327
Shares outstanding at end of period	47,476	47,354
Book value per share - GAAP	$12.40	$12.31
Tangible book value per share - Non-GAAP	$9.48	$9.38
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of - period Non-GAAP	$450,010	$444,327
Total assets at end of period	$5,477,829	$5,405,639
Less:
Goodwill	136,433	136,433
Other identifiable intangible assets, net	2,205	2,362
Total tangible assets at end of period - Non-GAAP	$5,339,191	$5,266,844
Common equity to assets - GAAP	10.75%	10.79%
Tangible common equity to tangible assets - Non-GAAP	8.43%	8.44%

	For the Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$15,255	$12,312
Total average common stockholders’ equity	$583,700	$553,782
Less:
Average goodwill	136,433	135,747
Average other identifiable intangible assets, net	2,300	3,276
Total average tangible common stockholders’ equity - Non-GAAP	$444,967	$414,759
Return on average common stockholders’ equity - GAAP	10.60%	9.02%
Return on average tangible common stockholders’ equity - Non-GAAP	13.90%	12.04%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $174.3 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
March 31, 2018	(1.3)%	(2.7)%
December 31, 2017	(1.1)%	(3.6)%
The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
March 31, 2018	(0.7)%	(0.4)%	(0.1)%	(4.1)%
December 31, 2017	0.3%	0.3%	0.3%	(5.9)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2018 (the base case) was $826.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
March 31, 2018	(5.3)%	(3.5)%	(1.6)%	0.2%
December 31, 2017	(5.0)%	(3.3)%	(1.4)%	(0.4)%
The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

Item 4.  Controls and Procedures
(a)Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Date: May 8, 2018