Form 10-Q
period 2018-06-30
LAKELAND BANCORP INC
filed 2018-08-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2018
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

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
As of July 27, 2018, there were 47,485,283 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(dollars in thousands)
ASSETS
Cash	$139,438	$114,138
Interest-bearing deposits due from banks	3,374	28,795
Total cash and cash equivalents	142,812	142,933
Investment securities available for sale, at fair value	606,231	628,046
Equity securities, at fair value	16,798	18,089
Investment securities held to maturity; fair value of $155,316 at June 30, 2018 and $138,688 at December 31, 2017	158,832	139,685
Federal Home Loan Bank and other membership bank stock, at cost	16,235	12,576
Loans, net of deferred costs (fees)	4,277,539	4,152,720
Less: allowance for loan and lease losses	36,604	35,455
Net loans	4,240,935	4,117,265
Loans held for sale	1,692	456
Premises and equipment, net	50,409	50,313
Accrued interest receivable	14,612	14,416
Goodwill	136,433	136,433
Other identifiable intangible assets	2,052	2,362
Bank owned life insurance	108,952	107,489
Other assets	38,495	35,576
TOTAL ASSETS	$5,534,488	$5,405,639
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$967,911	$967,335
Savings and interest-bearing transaction accounts	2,625,325	2,663,985
Time deposits $250 thousand and under	611,777	556,863
Time deposits over $250 thousand	195,006	180,565
Total deposits	4,400,019	4,368,748
Federal funds purchased and securities sold under agreements to repurchase	197,870	124,936
Other borrowings	196,376	192,011
Subordinated debentures	104,963	104,902
Other liabilities	37,396	31,920
TOTAL LIABILITIES	4,936,624	4,822,517
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000 at June 30, 2018 and 70,000,000 at December 31, 2017; issued shares, 47,484,057 at June 30, 2018 and 47,353,864 at December 31, 2017	513,756	512,734
Retained earnings	95,586	72,737
Accumulated other comprehensive income	(11,478)	(2,349)
TOTAL STOCKHOLDERS’ EQUITY	597,864	583,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,534,488	$5,405,639
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$47,659	$42,740	$93,203	$83,151
Federal funds sold and interest-bearing deposits with banks	145	132	311	408
Taxable investment securities and other	4,027	3,818	8,019	7,417
Tax-exempt investment securities	429	522	872	1,032
TOTAL INTEREST INCOME	52,260	47,212	102,405	92,008
INTEREST EXPENSE
Deposits	6,501	3,784	12,256	7,118
Federal funds purchased and securities sold under agreements to repurchase	233	98	367	108
Other borrowings	2,033	1,909	4,053	4,038
TOTAL INTEREST EXPENSE	8,767	5,791	16,676	11,264
NET INTEREST INCOME	43,493	41,421	85,729	80,744
Provision for loan and lease losses	1,492	1,827	2,776	3,045
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	42,001	39,594	82,953	77,699
NONINTEREST INCOME
Service charges on deposit accounts	2,545	2,674	5,156	5,129
Commissions and fees	1,410	1,135	2,682	2,291
Income on bank owned life insurance	711	500	1,430	926
Gains on sales of loans	300	471	546	869
Gains on sales of investment securities, net	—	(15)	—	2,524
Other income	743	1,346	1,229	2,466
TOTAL NONINTEREST INCOME	5,709	6,111	11,043	14,205
NONINTEREST EXPENSE
Salaries and employee benefits	16,708	15,096	33,569	30,513
Net occupancy expense	2,603	2,507	5,341	5,343
Furniture and equipment	2,011	1,996	4,217	4,093
FDIC insurance expense	400	425	825	743
Stationery, supplies and postage	443	572	859	1,015
Marketing expense	456	508	817	909
Data processing expense	976	502	1,442	1,055
Telecommunications expense	462	372	883	776
ATM and debit card expense	558	517	1,068	958
Core deposit intangible amortization	153	190	310	385
Other real estate and repossessed asset expense	21	4	67	41
Long-term debt prepayment fee	—	—	—	2,828
Other expenses	2,783	2,677	5,313	5,177
TOTAL NONINTEREST EXPENSE	27,574	25,366	54,711	53,836
Income before provision for income taxes	20,136	20,339	39,285	38,068
Provision for income taxes	4,298	6,969	8,192	12,386
NET INCOME	$15,838	$13,370	$31,093	$25,682
PER SHARE OF COMMON STOCK
Basic earnings	$0.33	$0.28	$0.65	$0.54
Diluted earnings	$0.33	$0.28	$0.65	$0.53
Dividends	$0.115	$0.100	$0.215	$0.195
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
NET INCOME	$15,838	$13,370	$31,093	$25,682
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (losses) gains on securities available for sale	(1,690)	1,029	(7,422)	1,763
Reclassification for securities losses (gains) included in net income	—	9	—	(1,640)
Unrealized gains (losses) on derivatives	53	(121)	336	(107)
Other comprehensive (loss) income	(1,637)	917	(7,086)	16
TOTAL COMPREHENSIVE INCOME	$14,201	$14,287	$24,007	$25,698
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2018 and 2017

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At January 1, 2017	$510,861	$38,590	$593	$550,044
Net income	—	25,682	—	25,682
Other comprehensive income, net of tax	—	—	16	16
Stock based compensation	1,566	—	—	1,566
Exercise of stock options	313	—	—	313
Retirement of restricted stock	(773)	—	—	(773)
Cash dividends, common stock	—	(9,303)	—	(9,303)
At June 30, 2017	$511,967	$54,969	$609	$567,545

At January 1, 2018	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	31,093	—	31,093
Other comprehensive loss, net of tax	—	—	(7,086)	(7,086)
Stock based compensation	1,459	—	—	1,459
Exercise of stock options	307	—	—	307
Retirement of restricted stock	(744)	—	—	(744)
Cash dividends, common stock	—	(10,287)	—	(10,287)
At June 30, 2018	$513,756	$95,586	$(11,478)	$597,864
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,093	$25,682
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,022	2,413
Depreciation and amortization	2,693	2,080
Amortization of intangible assets	310	385
Provision for loan and lease losses	2,776	3,045
Loans originated for sale	(22,018)	(27,197)
Proceeds from sales of loans held for sale	21,328	28,931
Gains on sales of securities	—	(2,524)
Change in market value of equity securities	(33)	—
Gains on sales of loans held for sale	(546)	(869)
Gains on other real estate and other repossessed assets	(46)	(500)
Gains on sales of premises and equipment	—	(672)
Long-term debt prepayment penalty	—	2,828
Stock-based compensation	1,459	1,566
Excess tax benefits	313	582
Increase in other assets	(1,354)	(4,672)
Increase in other liabilities	5,900	1,988
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,897	33,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and maturities of available for sale securities	43,026	43,726
Proceeds from repayments and maturities of held to maturity securities	13,720	18,624
Proceeds from sales of equity securities	1,734	—
Proceeds from sales of available for sale securities	—	4,484
Purchase of available for sale securities	(32,800)	(113,724)
Purchase of held to maturity securities	(33,235)	(9,754)
Purchase of equity securities	(409)	—
Purchase of bank owned life insurance	—	(16,000)
Proceeds from redemptions of Federal Home Loan Bank stock	2,939	3,477
Purchases of Federal Home Loan Bank stock	(6,598)	(7,278)
Net increase in loans and leases	(128,718)	(186,328)
Proceeds from sales of other real estate and repossessed assets	918	3,583
Proceeds from dispositions and sales of premises and equipment	—	1,262
Purchases of premises and equipment	(2,746)	(1,324)
NET CASH USED IN INVESTING ACTIVITIES	(142,169)	(259,252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	31,504	134,719
Increase in federal funds purchased and securities sold under agreements to repurchase	72,934	62,133
Proceeds from other borrowings	39,437	164,036
Repayments of other borrowings	(35,000)	(115,058)
Exercise of stock options	307	313
Retirement of restricted stock	(744)	(773)
Dividends paid	(10,287)	(9,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,151	236,067
Net (decrease) increase in cash and cash equivalents	(121)	9,881
Cash and cash equivalents, beginning of period	142,933	175,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,812	$185,682

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$2,909	$11,703
Cash paid during the period for interest	16,153	11,310
Transfer of loans and leases into other repossessed assets and other real estate owned	2,214	3,425
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2018 do not necessarily indicate the results that the Company will achieve for all of 2018.
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
We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Noninterest income not generated from customers during the Company’s ordinary activities primarily relates to mortgage servicing rights, gains/losses on the sale of investment securities, gains/losses on the sale of other real estate owned, gains/losses on the sale of property, plant and equipment, and income from bank owned life insurance. The following table sets forth the components of noninterest income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Deposit Related Fees and Charges
Debit card interchange income	$1,277	$1,146	$2,395	$2,136
Overdraft charges	900	1,145	2,009	2,298
ATM service charges	217	199	407	361
Demand deposit fees and charges	121	158	279	294
Savings service charges	30	26	66	40
Total	2,545	2,674	5,156	5,129
Commissions and Fees
Loan and lease fees	363	199	685	435
Wire transfer charges	274	246	522	473
Investment services income	311	296	539	537
Merchant fees	174	163	390	405
Commissions from sales of checks	112	116	220	233
Safe deposit income	104	63	188	127
Other income	65	44	128	67
Total	1,403	1,127	2,672	2,277
Gains on Sale of Loans	300	471	546	869
Other Income
Gains on customer swap transactions	527	455	859	814
Title insurance income	73	75	122	103
Other income	58	377	155	415
Total	658	907	1,136	1,332
Revenue not from contracts with customers	803	932	1,533	4,598
Total Noninterest Income	5,709	6,111	11,043	14,205
Timing of Revenue Recognition
Products and services transferred at a point in time	4,888	5,164	9,473	9,577
Products and services transferred over time	18	15	37	30
Revenue not from contracts with customers	803	932	1,533	4,598
Total Noninterest Income	$5,709	$6,111	$11,043	$14,205

NOTE 3 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to common shareholders	$15,838	$13,370	$31,093	$25,682
Less: earnings allocated to participating securities	146	119	287	239
Net income allocated to common shareholders	$15,692	$13,251	$30,806	$25,443
Weighted average number of common shares outstanding - basic	47,600	47,465	47,552	47,410
Share-based plans	170	209	201	236
Weighted average number of common shares outstanding - diluted	47,770	47,674	47,753	47,646
Basic earnings per share	$0.33	$0.28	$0.65	$0.54
Diluted earnings per share	$0.33	$0.28	$0.65	$0.53
There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2018 and 2017.
NOTE 4 – INVESTMENT SECURITIES

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$149,859	$—	$(3,514)	$146,345	$148,968	$78	$(1,791)	$147,255
Mortgage-backed securities, residential	404,880	105	(12,270)	392,715	419,538	479	(5,763)	414,254
Mortgage-backed securities, multifamily	13,181	—	(307)	12,874	10,133	7	(63)	10,077
Obligations of states and political subdivisions	49,898	167	(843)	49,222	51,289	448	(417)	51,320
Debt securities	5,000	75	—	5,075	5,000	140	—	5,140
	$622,818	$347	$(16,934)	$606,231	$634,928	$1,152	$(8,034)	$628,046

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$38,437	$—	$(943)	$37,494	$33,415	$24	$(402)	$33,037
Mortgage-backed securities, residential	73,538	127	(2,355)	71,310	54,991	249	(978)	54,262
Mortgage-backed securities, multifamily	1,905	—	(56)	1,849	1,957	—	(22)	1,935
Obligations of states and political subdivisions	39,452	133	(421)	39,164	43,318	306	(188)	43,436
Debt securities	5,500	—	(1)	5,499	6,004	14	—	6,018
	$158,832	$260	$(3,776)	$155,316	$139,685	$593	$(1,590)	$138,688

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	Available for Sale		Held to Maturity
June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$21,258	$21,170	$13,063	$13,074
Due after one year through five years	114,026	111,549	41,523	40,979
Due after five years through ten years	41,818	40,686	25,533	24,926
Due after ten years	27,655	27,237	3,270	3,178
	204,757	200,642	83,389	82,157
Mortgage-backed securities	418,061	405,589	75,443	73,159
Total securities	$622,818	$606,231	$158,832	$155,316
The following table shows proceeds from sales of securities and gross gains and losses on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sale proceeds	$—	$—	$—	$4,499
Gross gains	—	—	—	2,539
Gross losses	—	(15)	—	(15)
There were no other-than-temporary impairments during the six months ended June 30, 2018 or 2017.
Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $363.9 million and $400.4 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$92,272	$1,781	$54,073	$1,733	28	$146,345	$3,514
Mortgage-backed securities, residential	213,396	5,296	161,111	6,974	142	374,507	12,270
Mortgage-backed securities, multifamily	7,872	189	5,002	118	3	12,874	307
Obligations of states and political subdivisions	20,367	265	12,656	578	60	33,023	843
	$333,907	$7,531	$232,842	$9,403	233	$566,749	$16,934
HELD TO MATURITY
U.S. government agencies	$30,948	$464	$6,546	$479	7	$37,494	$943
Mortgage-backed securities, residential	45,533	1,302	19,894	1,053	35	65,427	2,355
Mortgage-backed securities, multifamily	1,849	56	—	—	2	1,849	56
Obligations of states and political subdivisions	15,394	199	5,894	222	33	21,288	421
Debt securities	4,000	1	—	—	1	4,000	1
	$97,724	$2,022	$32,334	$1,754	78	$130,058	$3,776

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$80,391	$646	$54,769	$1,145	27	$135,160	$1,791
Mortgage-backed securities, residential	199,387	1,723	157,739	4,040	118	357,126	5,763
Mortgage-backed securities, multifamily	—	—	5,088	63	1	5,088	63
Obligations of states and political subdivisions	9,612	77	12,970	340	39	22,582	417
	$289,390	$2,446	$230,566	$5,588	185	$519,956	$8,034
HELD TO MATURITY
U.S. government agencies	$15,371	$95	$6,720	$307	4	$22,091	$402
Mortgage-backed securities, residential	26,090	426	19,203	552	25	45,293	978
Mortgage-backed securities, multifamily	1,935	22	—	—	2	1,935	22
Obligations of states and political subdivisions	15,353	56	6,028	132	23	21,381	188
	$58,749	$599	$31,951	$991	54	$90,700	$1,590
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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes, and investments in Community Reinvestment funds. The market value of these investments was $16.8 million and $18.1 million as of June 30, 2018 and December 31, 2017, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. In the first six months of 2018, the Company recorded $33,000 in market value gain on equity securities in other income.
As of June 30, 2018, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $3.7 million and $13.1 million, respectively.
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
The investment funds also include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2018, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
NOTE 5 – LOANS, LEASES AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan and lease portfolio:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial, secured by real estate	$2,925,104	$2,831,184
Commercial, industrial and other	339,974	340,400
Leases	82,006	75,039
Real estate - residential mortgage	321,717	322,880
Real estate - construction	297,357	264,908
Home equity and consumer	315,144	322,269
Total loans and leases	4,281,302	4,156,680
Less: deferred fees	(3,763)	(3,960)
Loans and leases, net of deferred fees	$4,277,539	$4,152,720
At June 30, 2018 and December 31, 2017, home equity and consumer loans included overdraft deposit balances of $356,000 and $966,000, respectively. At June 30, 2018 and December 31, 2017, the Company had $1.2 billion and $1.1 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The carrying value of loans acquired in the Pascack Community Bank ("Pascack") acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $175,000 at

June 30, 2018, which was $642,000 less than the balance at the time of acquisition on January 7, 2016. In first quarter 2017, one of the Pascack purchased credit impaired (“PCI”) loans totaling $127,000 experienced further credit deterioration and was fully charged off. In the second quarter of 2017, a loan with a net value of $218,000 was fully paid off. The carrying value of loans acquired in the Harmony Bank ("Harmony") acquisition was $511,000 at June 30, 2018 which was $258,000 less than the balance at acquisition date on July 1, 2016. In the second quarter of 2017, a loan with a net value of $247,000 was fully paid off.
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Balance, beginning of period	$113	$180	$129	$145
Acquisitions	—	—	—	—
Accretion	(43)	(47)	(87)	(98)
Net reclassification non-accretable difference	30	—	58	86
Balance, end of period	$100	$133	$100	$133
Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial, secured by real estate	$7,353	$5,890
Commercial, industrial and other	1,171	184
Leases	834	144
Real estate - residential mortgage	2,992	3,860
Real estate - construction	—	1,472
Home equity and consumer	1,917	2,105
Total non-accrual loans and leases	$14,267	$13,655
Other real estate and other repossessed assets	2,184	843
TOTAL NON-PERFORMING ASSETS	$16,451	$14,498
Troubled debt restructurings, still accruing	$7,926	$11,462
Non-accrual loans included $4.9 million and $2.7 million of troubled debt restructurings for the periods ended June 30, 2018 and December 31, 2017, respectively. Non-accrual real estate-construction loans declined from December 31, 2017 to June 30, 2018 due to a foreclosure in a property which resulted in the property moving into other real estate at the end of June 2018. At June 30, 2018 and December 31, 2017, the Company had $2.3 million and $2.7 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of June 30, 2018 and December 31, 2017, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
June 30, 2018
Commercial, secured by real estate	$3,727	$826	$3,124	$7,677	$2,917,427	$2,925,104	$—
Commercial, industrial and other	119	—	1,100	1,219	338,755	339,974	—
Leases	129	77	834	1,040	80,966	82,006	—
Real estate - residential mortgage	1,506	311	2,992	4,809	316,908	321,717	—
Real estate - construction	—	—	—	—	297,357	297,357	—
Home equity and consumer	1,202	3	1,918	3,123	312,021	315,144	—
	$6,683	$1,217	$9,968	$17,868	$4,263,434	$4,281,302	$—
December 31, 2017
Commercial, secured by real estate	$3,663	$1,082	$3,817	$8,562	$2,822,622	$2,831,184	$—
Commercial, industrial and other	80	121	56	257	340,143	340,400	—
Leases	496	139	144	779	74,260	75,039	—
Real estate - residential mortgage	939	908	3,137	4,984	317,896	322,880	—
Real estate - construction	—	—	1,472	1,472	263,436	264,908	—
Home equity and consumer	1,258	310	1,386	2,954	319,315	322,269	200
	$6,436	$2,560	$10,012	$19,008	$4,137,672	$4,156,680	$200

Impaired Loans
The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings. Impaired loans as of June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$7,398	$7,715	$—	$6,730	$89
Commercial, industrial and other	1,525	1,526	—	1,381	10
Leases	—	—	—	—	—
Real estate - residential mortgage	—	—	—	478	4
Real estate - construction	—	—	—	1,463	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	7,787	8,129	452	8,178	172
Commercial, industrial and other	228	228	8	228	6
Leases	663	663	393	279	—
Real estate - residential mortgage	757	902	4	557	10
Real estate - construction	—	—	—	—	—
Home equity and consumer	946	977	8	951	17
Total:
Commercial, secured by real estate	$15,185	$15,844	$452	$14,908	$261
Commercial, industrial and other	1,753	1,754	8	1,609	16
Leases	663	663	393	279	—
Real estate - residential mortgage	757	902	4	1,035	14
Real estate - construction	—	—	—	1,463	—
Home equity and consumer	946	977	8	951	17
	$19,304	$20,140	$865	$20,245	$308

December 31, 2017	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,155	$12,497	—	$12,774	$366
Commercial, industrial and other	618	618	—	618	25
Leases	—	—	—	—	—
Real estate - residential mortgage	963	980	—	996	15
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	—	—	—	6	—
Loans with specific allowance:
Commercial, secured by real estate	5,381	5,721	454	5,029	206
Commercial, industrial and other	164	164	9	283	14
Leases	65	65	30	29	—
Real estate - residential mortgage	781	919	4	940	27
Real estate - construction	—	—	—	—	—
Home equity and consumer	993	1,026	8	1,090	52
Total:
Commercial, secured by real estate	$17,536	$18,218	$454	$17,803	$572
Commercial, industrial and other	782	782	9	901	39
Leases	65	65	30	29	—
Real estate - residential mortgage	1,744	1,899	4	1,936	42
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	993	1,026	8	1,096	52
	$22,591	$23,461	$505	$23,236	$705
Interest income recognized on impaired loans was $308,000 and $336,000 for the six months ended June 30, 2018 and 2017, respectively. Interest that would have been accrued on impaired loans during the first six months of 2018 and 2017 had the loans been performing under original terms would have been $566,000 and $813,000, respectively.

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

The following table shows the Company’s commercial loan portfolio as of June 30, 2018 and December 31, 2017, by the risk ratings discussed above (in thousands):

June 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$331	$—
2	—	16,766	—
3	67,445	44,690	—
4	907,615	99,290	23,012
5	1,841,406	149,975	262,623
5W - Watch	43,375	14,796	10,632
6 - Other assets especially mentioned	40,607	5,509	—
7 - Substandard	24,656	8,617	1,090
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,925,104	$339,974	$297,357

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$392	$—
2	—	26,968	—
3	76,824	35,950	—
4	862,537	96,426	15,502
5	1,779,908	150,928	246,806
5W - Watch	47,178	8,779	—
6 - Other assets especially mentioned	40,245	8,670	—
7 - Substandard	24,492	12,287	2,600
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,831,184	$340,400	$264,908
The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses
The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$25,817	$1,768	$1,042	$1,589	$2,932	$2,496	$35,644
Charge-offs	(210)	(289)	(72)	—	(248)	(144)	(963)
Recoveries	274	76	3	3	3	72	431
Provision	293	457	291	(7)	376	82	1,492
Ending Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604

Three Months Ended June 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$22,083	$1,792	$502	$1,825	$2,378	$3,010	$31,590
Charge-offs	(83)	(71)	(120)	(169)	—	(427)	(870)
Recoveries	145	27	28	—	5	71	276
Provision	1,199	(60)	119	98	213	258	1,827
Ending Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823

Six Months Ended June 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(232)	(1,301)	(95)	(93)	(248)	(244)	(2,213)
Recoveries	305	96	5	5	8	167	586
Provision	397	904	724	116	572	63	2,776
Ending Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604

Six Months Ended June 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(303)	(234)	(163)	(310)	(609)	(611)	(2,230)
Recoveries	364	122	32	—	20	225	763
Provision	2,060	77	112	100	833	(137)	3,045
Ending Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823

Loans receivable summarized by portfolio segment and impairment method are as follows:

June 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$15,185	$1,753	$663	$757	$—	$946	$19,304
Ending Balance: Collectively evaluated for impairment	2,909,234	338,221	81,343	320,960	297,357	314,197	4,261,312
Ending Balance: Loans acquired with deteriorated credit quality	685	—	—	—	—	1	686
Ending Balance (1)	$2,925,104	$339,974	$82,006	$321,717	$297,357	$315,144	$4,281,302

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$17,536	$782	$65	$1,744	$1,471	$993	$22,591
Ending Balance: Collectively evaluated for impairment	2,812,941	339,618	74,974	321,136	263,437	321,273	4,133,379
Ending balance: Loans acquired with deteriorated credit quality	707	—	—	—	—	3	710
Ending Balance (1)	$2,831,184	$340,400	$75,039	$322,880	$264,908	$322,269	$4,156,680

(1)	Excludes deferred fees
The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

June 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$452	$8	$393	$4	$—	$8	$865
Ending Balance: Collectively evaluated for impairment	25,722	2,004	871	1,581	3,063	2,498	35,739
Ending Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$454	$9	$30	$4	$—	$8	$505
Ending Balance: Collectively evaluated for impairment	25,250	2,304	600	1,553	2,731	2,512	34,950
Ending Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million for each of the periods ended June 30, 2018 and December 31, 2017. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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
The following table summarizes loans that have been restructured during the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	1	$170	$170	2	$159	$159
Commercial, industrial and other	1	950	950	2	124	124
	2	$1,120	$1,120	4	$283	$283

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	3	$1,827	$1,827	4	$3,038	$3,038
Commercial, industrial and other	1	950	950	2	124	124
	4	$2,777	$2,777	6	$3,162	$3,162

The following table summarizes as of June 30, 2018 and 2017, loans that were restructured within the previous twelve months that have subsequently defaulted:

	June 30, 2018		June 30, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	2	$1,234	—	$—
Commercial, industrial and other	1	950	—	—
Leases	1	11	—	—
Real estate - residential mortgage	—	$—	1	$254
	4	$2,195	1	$254

Other Real Estate and Other Repossessed Assets
At June 30, 2018, the Company had other real estate owned and other repossessed assets of $2.2 million and $0, respectively. At December 31, 2017, the Company had other real estate owned and other repossessed assets of $843,000 and $0, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $1.9 million and $843,000 that the Company held at the periods ended June 30, 2018 and December 31, 2017, respectively.
NOTE 6 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $487,000 and $492,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution for June 30, 2018 and December 31, 2017.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018, the Company did not record any hedge ineffectiveness. The Company recognized $132,000 and $(4,000) of accumulated other comprehensive income (loss) that was reclassified into interest expense for the first six months of 2018 and 2017, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $371,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$190,679	9.4	4.25%	1 Mo. LIBOR + 2.15%	$8,675
Customer interest rate swaps	58,754	10.8	5.15%	1 Mo. LIBOR + 2.12%	996
Interest rate swap (cash flow hedge)	30,000	3.0	1.10%	3 Mo. LIBOR	1,516
Classified in Other Liabilities:
Customer interest rate swaps	$190,679	9.4	4.25%	1 Mo. LIBOR + 2.15%	$(8,675)
3rd Party interest rate swaps	58,754	10.8	5.15%	1 Mo. LIBOR + 2.12%	(996)

December 31, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$3,634
Customer interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	1,831
Interest rate swap (cash flow hedge)	30,000	3.5	1.10%	3 Mo. LIBOR	1,090
Classified in Other Liabilities:
Customer interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$(3,634)
3rd party interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	(1,831)
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $136.4 million for both of the periods ended June 30, 2018 and December 31, 2017. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.
The Company had core deposit intangible of $2.1 million and $2.4 million for the periods ended June 30, 2018 and December 31, 2017, respectively. The estimated future amortization expense for the remainder of 2018 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended
2018	$284
2019	505
2020	415
2021	326
2022	236
2023	147
NOTE 8 – BORROWINGS
Repurchase Agreements
At June 30, 2018, the Company had federal funds purchased and securities sold under agreements to repurchase of $166.3 million and $31.6 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of June 30, 2018, the Company had $35.0 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
Repayment of Borrowings
In the second quarter of 2018, the Company repaid all of its $20.0 million in maturing long-term securities sold under agreements to repurchase.
In the first quarter of 2017, the Company prepaid an aggregate of $20.0 million in long-term securities sold under agreements to repurchase and recorded $2.2 million in long-term debt prepayment fees. The Company also prepaid an aggregate of $34.0 million in borrowings from the Federal Home Loan Bank of New York and recorded $638,000 in long-term debt prepayment fees.
NOTE 9 – SHARE-BASED COMPENSATION
The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2018 Omnibus Equity Incentive Plan and previously granted such awards under the 2009 Equity Compensation Program. The Company recognized share based compensation expense on its restricted stock of $118,000 and $165,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was unrecognized compensation cost of $113,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.55 years. The Company recognized share based compensation expense of $1.3 million and $1.4 million on RSU's for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense related to RSUs was approximately $3.2 million as of June 30, 2018, and that cost is expected to be recognized over a period of 1.63 years. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2018.
In the first six months of 2018, the Company granted 10,945 shares of restricted stock to non-employee directors at a grant date fair value of $20.55 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $225,000 over a one year period. In the first six months of 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2018	22,982	$14.44
Granted	10,945	20.55
Vested	(22,856)	14.46
Forfeited	—	—
Outstanding, June 30, 2018	11,071	$20.44
In the first six months of 2018, the Company granted 151,733 RSUs to certain officers at a weighted average grant date fair value of $19.13 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first six months of 2018 is expected to average approximately $968,000 per year over a three year period. In the first six months of 2017, the Company granted 117,673 RSUs at a weighted average grant date fair value of $19.96 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $783,000 per year over a three year period.
The following is a summary of the Company’s RSU activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2018	267,732	$13.93
Granted	151,733	19.13
Vested	(116,921)	13.80
Forfeited	(4,650)	18.61
Outstanding, June 30, 2018	297,894	$16.56
There were no grants of stock options in the first six months of 2018 or 2017. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	102,216	$8.49	4.27	$1,101,806
Granted	—	—
Exercised	(34,728)	8.84
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2018	67,488	$8.31	3.36	$780,627
Options exercisable at June 30, 2018	67,488	$8.31	3.36	$780,627
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were 34,728 and 31,769 stock options exercised during the first six months of 2018 and 2017, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $406,000 and $318,000, respectively. Exercise of stock options during the first six months of 2018 and 2017, resulted in cash receipts of $307,000 and $313,000, respectively.

NOTE 10 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	June 30, 2018			June 30, 2017
For the three months ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding (losses) gains arising during period	$(2,203)	$513	$(1,690)	$1,661	$(632)	$1,029
Reclassification adjustment for net gains arising during the period	—	—	—	15	(6)	9
Net unrealized losses (income)	(2,203)	513	(1,690)	1,676	(638)	1,038
Unrealized gains (losses) on derivatives	67	(14)	53	(186)	65	(121)
Other comprehensive (loss) income, net	$(2,136)	$499	$(1,637)	$1,490	$(573)	$917

	June 30, 2018			June 30, 2017
For the six months ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding (losses) gains arising during period	$(9,705)	$2,283	$(7,422)	$2,845	$(1,082)	$1,763
Reclassification adjustment for net gains arising during the period	—	—	—	(2,524)	884	(1,640)
Net unrealized losses (gains)	(9,705)	2,283	(7,422)	321	(198)	123
Unrealized gains (losses) on derivatives	425	(89)	336	(165)	58	(107)
Other comprehensive (loss) income, net	$(9,280)	$2,194	$(7,086)	$156	$(140)	$16

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(11,007)	$1,145	$21	$(9,841)	$(1,032)	$686	$38	$(308)
Other comprehensive (loss) income before classifications	(1,690)	53	—	(1,637)	1,029	(121)	—	908
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	9	—	—	9
Net current period other comprehensive (loss) income	(1,690)	53	—	(1,637)	1,038	(121)	—	917
Ending balance	$(12,697)	$1,198	$21	$(11,478)	$6	565	$38	$609

	For the Six Months Ended June 30, 2018				For the Six Months Ended June 30, 2017
	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(3,232)	$862	$21	$(2,349)	$(117)	$672	$38	$593
Adjustment for implementation of ASU 2016-01	(2,043)	—	—	(2,043)	—	—	—	—
Adjusted beginning balance	(5,275)	862	21	(4,392)	(117)	672	38	593
Other comprehensive (loss) income before classifications	(7,422)	336	—	(7,086)	1,763	(107)	—	1,656
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,640)	—	—	(1,640)
Net current period other comprehensive (loss) income	(7,422)	336	—	(7,086)	123	(107)	—	16
Ending balance	$(12,697)	$1,198	$21	$(11,478)	$6	565	$38	$609

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
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2018, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
June 30, 2018
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,885	$141,460	$—	$146,345
Mortgage-backed securities	—	405,589	—	405,589
Obligations of states and political subdivisions	—	49,222	—	49,222
Other debt securities	—	5,075	—	5,075
Total securities available for sale	4,885	601,346	—	606,231
Equity securities, at fair value	3,735	13,063	—	16,798
Derivative assets	—	11,187	—	11,187
Total Assets	$8,620	$625,596	$—	$634,216
Liabilities:
Derivative liabilities	$—	$9,671	$—	$9,671
Total Liabilities	$—	$9,671	$—	$9,671

December 31, 2017
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,415	$141,840	$—	$147,255
Mortgage-backed securities	—	424,331	—	424,331
Obligations of states and political subdivisions	—	51,320	—	51,320
Other debt securities	—	5,140	—	5,140
Total securities available for sale	5,415	622,631	—	628,046
Equity securities, at fair value	5,147	12,942	—	18,089
Derivative assets	—	6,555	—	6,555
Total Assets	$10,562	$642,128	$—	$652,690
Liabilities:
Derivative liabilities	$—	$5,465	$—	$5,465
Total Liabilities	$—	$5,465	$—	$5,465

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
June 30, 2018
Assets:
Impaired loans and leases	$—	$—	$19,304	$19,304
Loans held for sale	—	1,692	—	1,692
Other real estate owned and other repossessed assets	—	—	2,184	2,184

December 31, 2017
Assets:
Impaired loans and leases	$—	$—	$22,591	$22,591
Loans held for sale	—	456	—	456
Other real estate owned and other repossessed assets	—	—	843	843
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
The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2018 and December 31, 2017 are outlined below.

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
The net loan portfolio at June 30, 2018 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2017, which are based on entrance prices. For December 31, 2017, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2018
Financial Assets:
Investment securities held to maturity	$158,832	$155,316	$—	$147,130	$8,186
Federal Home Loan Bank and other membership bank stocks	16,235	16,235	—	16,235	—
Loans and leases, net	4,240,935	4,212,454	—	—	4,212,454
Financial Liabilities:
Certificates of deposit	806,783	799,476	—	799,476	—
Other borrowings	196,376	191,649	—	191,649	—
Subordinated debentures	104,963	102,958	—	—	102,958
December 31, 2017
Financial Assets:
Investment securities held to maturity	$139,685	$138,688	$—	$127,901	$10,787
Federal Home Loan Bank and other membership bank stocks	12,576	12,576	—	12,576	—
Loans and leases, net	4,117,265	4,114,516	—	—	4,114,516
Financial Liabilities:
Certificates of deposit	737,428	732,417	—	732,417	—
Other borrowings	192,011	189,080	—	189,080	—
Subordinated debentures	104,902	97,244	—	—	97,244
NOTE 12 – RECENT ACCOUNTING PRONOUNCMENTS
In June 2018, the Financial Accounting Standards Board ("FASB") issued an update expanding earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Earlier adoption is permitted. Because the Company does not have share-based payments issued to nonemployees, the adoption of this update is not expected to have a material impact on the Company's financial statements.

In March 2018, the FASB issued an update regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the "Tax Act"). The update clarifies that in a company's financial statements that include the reporting period in which the Tax Act was enacted, a company must first reflect the income tax effects of the Tax Act in which the accounting under U.S. GAAP is complete. Those amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under U.S. GAAP will be incomplete but for which a reasonable estimate can be determined. If there are income tax effects for the Tax Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply U.S. GAAP based on the tax laws that were in effect immediately prior to the Tax Act being enacted. This accounting update is effective immediately. The Company believes its accounting for the the income tax effects of the Tax Act is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

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
In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the chief risk officer that is comprised of individuals from the credit, risk management, finance and project management areas. In early 2018, the Company contracted with a software and advisory service provider to aid in implementation. The Company continues to work with this service provider in assessing its data and preparing for implementation.

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
Statements Regarding Forward Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan and lease losses), the Company's future tax expense, corporate objectives, and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation and regulation affecting the financial services industry, government intervention in the U.S. financial system, changes in federal and state tax laws, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, successful implementation, deployment and upgrades of new and existing technology, systems, services and products, customers’ acceptance of Lakeland’s products and services, and competition.
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
Management Overview
The quarter and six months ended June 30, 2018 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•
For the second quarter of 2018, net income of $15.8 million increased from $13.4 million in the second quarter of 2017. Diluted earnings per share of $0.33 represents a 18% increase over $0.28 for the same period in 2017.

•
For the second quarter of 2018, annualized return on average assets was 1.17%, annualized return on average common equity was 10.71%, and annualized return on average tangible common equity was 13.97% compared to 1.02%, 9.49%, and 12.58%, respectively, for the second quarter of 2017.

•
For the first six months of 2018, net income of $31.1 million increased from $25.7 million in the first six months of 2017. Diluted earnings per share of $0.65 represents a 23% increase over $0.53 for the same period in 2017.

•
For the first six months of 2018, annualized return on average assets was 1.16%, annualized return on average common equity was 10.65%, and annualized return on average tangible common equity was 13.94% compared to 1.00%, 9.26%, and 12.31%, respectively, for the first six months of 2017.

•	Net interest margin (“NIM”) was 3.43% in the second quarter of 2018 compared to 3.41% in the second quarter of 2017.

•
Total loans net of deferred fees grew $124.8 million, or 3%, to $4.28 billion during the first six months of 2018, with commercial loans secured by real estate and construction loans growing $93.9 million and $32.4 million, or 3% and 12%, respectively.

•	Total deposits increased $31.3 million, or 1%, from December 31, 2017 to June 30, 2018, to $4.40 billion.
Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017
Net Income
Net income was $15.8 million, or $0.33 per diluted share, for the second quarter of 2018 compared to net income of $13.4 million, or $0.28 per diluted share, for the second quarter of 2017. Net income increased as a result of an increase in net interest income and as a result of a decrease in tax expense relating to the Tax Cuts and Jobs Act of 2017. Net interest income of $43.5 million for the second quarter of 2018 increased $2.1 million from the second quarter of 2017 resulting from organic growth and an increase in market interest rates.
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
Net interest income on a tax equivalent basis for the second quarter of 2018 was $43.6 million, compared to $41.7 million for the second quarter of 2017. The net interest margin increased from 3.41% in the second quarter of 2017 to 3.43% in the second quarter of 2018 primarily as a result of a 24 basis point increase in the yield on interest-earning assets. The increase in yield on interest-earning assets primarily resulted from an increase in rates caused by the recent increases in the federal funds rate and prime rate. The increase in net interest margin was augmented by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $15.0 million. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended June 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%, while rates for the three months ended June 30, 2017 are computed on a tax equivalent basis using a tax rate of 35%.

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,247,443	$47,659	4.50%	$4,011,325	$42,740	4.27%
Taxable investment securities and other	729,684	4,027	2.21%	724,675	3,818	2.11%
Tax-exempt securities	81,677	543	2.66%	112,400	803	2.86%
Federal funds sold (2)	35,244	145	1.65%	59,088	132	0.89%
Total interest-earning assets	5,094,048	52,374	4.12%	4,907,488	47,493	3.88%
Noninterest-earning assets:
Allowance for loan and lease losses	(36,324)			(32,234)
Other assets	379,816			365,901
TOTAL ASSETS	$5,437,540			$5,241,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$496,630	$74	0.06%	$492,991	$71	0.06%
Interest-bearing transaction accounts	2,195,553	3,772	0.69%	2,295,256	2,513	0.44%
Time deposits	792,270	2,655	1.34%	559,665	1,200	0.86%
Borrowings	356,511	2,266	2.54%	344,833	2,007	2.30%
Total interest-bearing liabilities	3,840,964	8,767	0.91%	3,692,745	5,791	0.63%
Noninterest-bearing liabilities:
Demand deposits	969,965			954,966
Other liabilities	23,223			28,233
Stockholders’ equity	593,388			565,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,427,540			$5,241,155
Net interest income/spread		43,607	3.21%		41,702	3.25%
Tax equivalent basis adjustment		114			281
NET INTEREST INCOME		$43,493			$41,421
Net interest margin (3)			3.43%			3.41%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $47.5 million in the second quarter of 2017 to $52.4 million in the second quarter of 2018, an increase of $4.9 million, or 10%. The increase in interest income was primarily a result of an increase in rates caused by the recent increases in the federal funds rate and prime rate as well as organic growth in loans, as average loans and leases increased $236.1 million compared to the second quarter of 2017. The yield on average loans and leases at 4.50% in the second quarter of 2018 was 23 basis points higher than the second quarter of 2017. The yield on average taxable investment securities increased 10 basis points, while the yield on average tax-exempt investment securities decreased 20 basis points. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cut and Jobs Act of 2017.

Total interest expense of $8.8 million in the second quarter of 2018 was $3.0 million greater than the $5.8 million reported for the same period in 2017. The cost of average interest-bearing liabilities increased from 0.63% in the second quarter of 2017 to 0.91% in the second quarter of 2018. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. The cost of interest-bearing transaction accounts and time deposits increased by 25 basis points and 48 basis points, respectively. Average time deposits increased 42% from $559.7 million in the second quarter of 2017 to $792.3 million in the second quarter of 2018 primarily as a result of the Company's certificate of deposit promotion during 2017.
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
In the second quarter of 2018, a $1.5 million provision for loan and lease losses was recorded, compared to $1.8 million for the same period last year. The Company charged off $1.0 million and recovered $431,000 in the second quarter of 2018 compared to $870,000 and $276,000, respectively, in the second quarter of 2017. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $5.7 million in the second quarter of 2018 decreased by $402,000 from $6.1 million in the second quarter of 2017. Commissions and fees increased $275,000 compared to the second quarter of 2017 due primarily to increased loan fees. Income on bank owned life insurance of $711,000 for the second quarter of 2018 increased $211,000 compared to the same period last year primarily as a result of an increase in the number of policies. Gains on sales of loans decreased $171,000 due to a decline in sales of mortgage loans. Other income decreased $603,000 compared to the same period in 2017 due primarily to $337,000 in gains on the sale of a former branch and a $324,000 gain on the payoff of an acquired loan recorded during the second quarter of 2017.
Noninterest Expense
Noninterest expense in the second quarter of 2018 totaled $27.6 million, which was $2.2 million greater than the $25.4 million reported for the second quarter of 2017. Salaries and employee benefits expense of $16.7 million increased $1.6 million, or 11%, from the same period last year, as a result of additions to our staff to support continued growth, as well as normal merit increases. Data processing expense increased $474,000 in the second quarter of 2018 compared to the same period in 2017 due primarily to the expansion and improvement of the Company's digital infrastructure. Stationary, supplies and postage expense decreased $129,000 due primarily to consumer deposit mailings in the second quarter of 2017. The Company’s efficiency ratio, a non-GAAP financial measure, was 55.6% in the second quarter of 2018, compared to 52.6% for the same period last year, primarily due to an increase in noninterest expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$27,574	$25,366
Amortization of core deposit intangibles	(153)	(190)
Noninterest expense, as adjusted	$27,421	$25,176
Net interest income	$43,493	$41,421
Noninterest income	5,709	6,111
Total revenue	49,202	47,532
Tax-equivalent adjustment on municipal securities	114	281
(Gains) losses on sales of investment securities	—	15
Total revenue, as adjusted	$49,316	$47,828
Efficiency ratio	55.6%	52.6%
Income Tax Expense
The effective tax rate in the second quarter of 2018 was 21.3% compared to 34.3% during the same period last year primarily due to the change in tax rates resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act").
On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. Management is currently evaluating the effect of the new legislation on our net deferred tax asset and future tax expense. We anticipate an impact to our deferred taxes in the third quarter of 2018 due to the change in state rate and, prospectively, our state tax expense will increase.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017
Net Income
Net income was $31.1 million, or $0.65 per diluted share, for the first six months of 2018 compared to net income of $25.7 million, or $0.53 per diluted share, for the first six months of 2017. Net income increased as a result of an increase in net interest income and as a result of a decrease in tax expense relating to the Tax Cuts and Jobs Act of 2017. Net interest income of $85.7 million for the first six months of 2018 increased $5.0 million from the first six months of 2017 resulting from organic growth and an increase in market interest rates.
Net Interest Income
Net interest income on a tax equivalent basis for the first six months of 2018 was $86.0 million, compared to $81.3 million for the first six months of 2017. The net interest margin increased from 3.37% in the first six months of 2017 to 3.41% in the first six months of 2018 primarily as a result of a 24 basis point increase in the yield on interest-earning assets, partially offset by a 25 basis point increase in the cost of interest-bearing liabilities. The increase in yield on interest-earning assets primarily resulted from an increase in rates caused by the recent increases in the federal funds rate and prime rate, while the increase in the cost of interest-bearing liabilities was due primarily to a higher cost of deposits resulting from a CD promotion in the latter half of 2017 as well as an increasingly competitive market for deposits resulting from the higher interest rate environment. The increase in net interest margin was augmented by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $28.8 million. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-

bearing liabilities) and (5) the Company’s net interest margin. Rates for the six months ended June 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%, while rates for the six months ended June 30, 2017 are computed on a tax equivalent basis using a tax rate of 35%.

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,220,972	$93,203	4.45%	$3,958,564	$83,151	4.24%
Taxable investment securities and other	732,995	8,019	2.19%	700,971	7,417	2.12%
Tax-exempt securities	83,187	1,104	2.65%	112,719	1,588	2.82%
Federal funds sold (2)	41,271	311	1.51%	94,643	408	0.86%
Total interest-earning assets	5,078,425	102,637	4.07%	4,866,897	92,564	3.83%
Noninterest-earning assets:
Allowance for loan and lease losses	(36,152)			(32,063)
Other assets	381,279			362,931
TOTAL ASSETS	$5,423,552			$5,197,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$492,173	$143	0.06%	$491,890	$139	0.06%
Interest-bearing transaction accounts	2,217,676	7,115	0.65%	2,268,752	4,631	0.41%
Time deposits	776,929	4,998	1.29%	557,479	2,348	0.84%
Borrowings	347,696	4,420	2.54%	352,926	4,146	2.34%
Total interest-bearing liabilities	3,834,474	16,676	0.87%	3,671,047	11,264	0.62%
Noninterest-bearing liabilities:
Demand deposits	967,246			938,460
Other liabilities	33,261			28,730
Stockholders’ equity	588,571			559,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,423,552			$5,197,765
Net interest income/spread		85,961	3.20%		81,300	3.22%
Tax equivalent basis adjustment		232			556
NET INTEREST INCOME		$85,729			$80,744
Net interest margin (3)			3.41%			3.37%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $92.6 million in the first six months of 2017 to $102.6 million in the first six months of 2018, an increase of $10.1 million, or 11%. The increase in interest income was primarily a result of an increase in rates caused by the recent increases in the federal funds rate and prime rate as well as organic growth in loans, as average loans and leases increased $262.4 million compared to the first six months of 2017. The yield on average loans and leases at 4.45% in the first six months of 2018 was 21 basis points higher than the first six months of 2017. The yield on average taxable investment securities increased 7 basis points, while the yield on average tax-exempt investment securities decreased 17 basis points. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cut and Jobs Act of 2017.
Total interest expense of $16.7 million in the first six months of 2018 was $5.4 million greater than the $11.3 million reported for the same period in 2017. The cost of average interest-bearing liabilities increased from 0.62% in the first six months of 2017 to 0.87% in the first six months of 2018. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. The cost of interest-bearing transaction accounts and time deposits increased by 24 basis points and 45 basis points, respectively, while the cost of borrowings increased 20 basis points compared to the first six months of 2017. Average time deposits increased from $557.5 million in the first six months of 2017 to $776.9 million in the first six months of 2018 primarily as a result of the Company's certificate of deposit promotion beginning in the last half of 2017.
Provision for Loan and Lease Losses
In the first six months of 2018, a $2.8 million provision for loan and lease losses was recorded, compared to $3.0 million for the same period last year. The Company charged off $2.2 million and recovered $586,000 in the first six months of 2018 compared to $2.2 million and $763,000, respectively, in the first six months of 2017. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $11.0 million in the first six months of 2018 decreased by $3.2 million from $14.2 million in the first six months of 2017. Noninterest income for the first six months of 2017 included $2.5 million in gains on sales of investment securities compared to none during the first six months of 2018. Commissions and fees increased $391,000 compared to the first six months of 2017 due primarily to the same reason discussed in the quarterly comparison. Income on bank owned life insurance of $1.4 million for the second quarter of 2018 increased $504,000 compared to the same period last year, while gains on sales of loans decreased $323,000, both due primarily to the same reasons discussed in the quarterly comparison. Other income decreased $1.2 million compared to the same period in 2017 due primarily to $706,000 in gains on the sale of two former branches and a $324,000 gain on the payoff of an acquired loan recorded during the second quarter of 2017. Additionally, gains on sales of other real estate owned in the first half of 2018 decreased $413,000 compared to the same period in 2017.
Noninterest Expense
Noninterest expense in the first six months of 2018 totaled $54.7 million, which was $0.9 million more than the $53.8 million reported for the first six months of 2017. In the first six months of 2017, noninterest expense included $2.8 million in long-term debt prepayment fees compared to none in the first six months of 2018. Salaries and employee benefits expense of $33.6 million increased $3.1 million, or 10%, from the same period last year, as a result of additions to our staff to support continued growth, as well as normal merit increases. Data processing expense and telecommunications expense in the first six months of 2018 increased $387,000 and $107,000, respectively, compared to the same period in 2017 due primarily to the expansion and improvement of the Company's digital infrastructure. Stationary, supplies and postage decreased $156,000 due primarily to the same reason discussed in the quarterly comparison. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.1% in the first six months of 2018, compared to 54.4% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$54,711	$53,836
Amortization of core deposit intangibles	(310)	(385)
Long Term Debt prepayment fee	—	(2,828)
Noninterest expense, as adjusted	$54,401	$50,623
Net interest income	$85,729	$80,744
Noninterest income	11,043	14,205
Total revenue	96,772	94,949
Tax-equivalent adjustment on municipal securities	232	556
(Gains) losses on sales of investment securities	—	(2,524)
Total revenue, as adjusted	$97,004	$92,981
Efficiency ratio	56.1%	54.4%
Income Tax Expense
The effective tax rate in the first six months of 2018 was 20.9% compared to 32.5% during the same period last year primarily due to the change in tax rates resulting from the Tax Act.
Financial Condition
The Company’s total assets increased $128.8 million from December 31, 2017, to $5.53 billion at June 30, 2018. Total loans net of deferred fees were $4.28 billion, an increase of $124.8 million, or 3%, from $4.15 billion at December 31, 2017. Total deposits were $4.40 billion, an increase of $31.3 million, or 1%, from December 31, 2017.
Loans and Leases
Gross loans and leases of $4.28 billion at June 30, 2018 increased $124.6 million from December 31, 2017, primarily in the commercial loans secured by real estate category which increased $93.9 million, or 3%. Additionally, real estate construction loans increased $32.4 million, or 12%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $14.5 million at December 31, 2017 to $16.5 million at June 30, 2018. Non-accrual loans and leases in the commercial secured by real estate category, commercial, industrial and other category, and other real estate owned increased $1.5 million, $1.0 million, and $1.3 million, respectively, while real estate construction loans decreased $1.5 million. The percentage of non-performing assets to total assets was 0.30% at June 30, 2018 compared to 0.27% at December 31, 2017. Non-accrual loans at June 30, 2018 included three loan relationships with a balance of $1 million or greater, totaling $3.1 million, and four loan relationships between $500,000 and $1.0 million, totaling $2.5 million.
There were $0 in loans and leases past due ninety days or more and still accruing at June 30, 2018 compared to $200,000 at December 31, 2017. These loans primarily consist of open-end consumer loans secured by real estate which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.
On June 30, 2018, the Company had $7.9 million in loans that were troubled debt restructurings and accruing interest income compared to $11.5 million at December 31, 2017. On June 30, 2018, the Company had $4.9 million in troubled debt restructurings that were included in non-accrual loans compared to $2.7 million at December 31, 2017. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2018, the Company had $19.3 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $22.6 million at year-end 2017. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $175,000 and $511,000, respectively, at June 30, 2018. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $865,000 of the allowance for loan and lease losses has been allocated for impairment at June 30, 2018 compared to $505,000 at December 31, 2017. At June 30, 2018, the Company also had $23.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.3 million at December 31, 2017.
There were no loans and leases at June 30, 2018, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.
The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2017
Balance of the allowance at the beginning of the year	$35,455	$31,245	$31,245
Loans and leases charged off:
Commercial, secured by real estate	(232)	(303)	(762)
Commercial, industrial and other	(1,301)	(234)	(477)
Leases	(95)	(163)	(305)
Real estate - mortgage	(93)	(310)	(441)
Real estate - construction	(248)	(609)	(609)
Home equity and consumer	(244)	(611)	(852)
Total loans charged off	(2,213)	(2,230)	(3,446)
Recoveries:
Commercial, secured by real estate	305	364	396
Commercial, industrial and other	96	122	172
Leases	5	32	59
Real estate - mortgage	5	—	5
Real estate - construction	8	20	31
Home equity and consumer	167	225	903
Total recoveries	586	763	1,566
Net charge-offs:	(1,627)	(1,467)	(1,880)
Provision for loan and lease losses	2,776	3,045	6,090
Ending balance	$36,604	$32,823	$35,455
Net charge-offs as a percentage of average loans and leases outstanding	0.08%	0.07%	0.05%
Allowance as a percentage of total loans and leases outstanding	0.85%	0.81%	0.85%
Allowance as a percentage of non-accrual loans	256.56%	202.05%	259.65%
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
The overall balance of the allowance for loan and lease losses of $36.6 million at June 30, 2018 increased $1.1 million, from December 31, 2017, an increase of 3%. The change in the allowance within loan segments during the two comparable periods captures changes in the non-performing loan and charge-off statistics, changes in the risk ratings of the loans and the level of growth.
Non-performing loans and leases of $14.3 million at June 30, 2018 increased $612,000 from December 31, 2017. The allowance for loan and lease losses as a percent of total loans was 0.85% at both June 30, 2018 and December 31, 2017. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2018.
Investment Securities
For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities decreased $2.7 million, from $767.7 million at December 31, 2017 to $765.1 million at June 30, 2018.
Deposits
Total deposits increased from $4.37 billion at December 31, 2017 to $4.40 billion at June 30, 2018, an increase of $31.3 million, or 1%. Time deposits increased $69.4 million, while savings and interest-bearing transaction accounts decreased $38.7 million.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $43.9 million for the first six months of 2018 compared to $33.1 million for the same period in 2017.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2018, Lakeland’s deposits increased $31.3 million.

•
Sales of securities. At June 30, 2018 the Company had $606.2 million in securities designated “available for sale.” Of these securities, $320.3 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $50.0 million in overnight borrowings from the FHLB on June 30, 2018. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million of which $116.3 million was outstanding at June 30, 2018. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2018.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2018 follows.
Cash and cash equivalents totaling $142.8 million on June 30, 2018 decreased $121,000 from December 31, 2017. Operating activities provided $43.9 million in net cash. Investing activities used $142.2 million in net cash, primarily reflecting an increase in loans and leases and the purchase of securities. Financing activities provided $98.2 million in net cash primarily reflecting the net increase in deposits of $31.5 million and net proceeds from federal funds purchased and other borrowings of $77.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2018. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
	(dollars in thousands)
Minimum annual rentals on noncancellable operating leases	$29,794	$3,235	$5,978	$4,949	$15,632
Benefit plan commitments	5,811	306	793	855	3,857
Remaining contractual maturities of time deposits	806,783	570,881	194,736	41,166	—
Subordinated debentures	104,963	—	—	—	104,963
Loan commitments	986,829	681,689	113,716	40,165	151,259
Other borrowings	196,376	66,082	81,040	39,817	9,437
Interest on other borrowings*	65,751	8,794	15,142	12,182	29,633
Standby letters of credit	20,228	18,400	1,748	—	80
Total	$2,216,535	$1,349,387	$413,153	$139,134	$314,861
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.06%.
Capital Resources
Total stockholders’ equity increased from $583.1 million on December 31, 2017 to $597.9 million on June 30, 2018, an increase of $14.7 million. Book value per common share increased to $12.59 on June 30, 2018 from $12.31 on December 31, 2017. Tangible book value per share increased from $9.38 per share on December 31, 2017 to $9.67 per share on June 30, 2018, an increase of 3%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2017 to June 30, 2018 was primarily due to $31.1 million of net income, partially offset by other comprehensive loss on the Company's available for sale securities portfolio of $7.1 million and the payment of cash dividends on common stock of $10.3 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of June 30, 2018, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.
The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
The Company	9.43%	9.12%	10.49%	10.18%	11.16%	10.87%	13.67%	13.40%
Lakeland Bank	10.26%	10.06%	12.14%	12.00%	12.14%	12.00%	13.01%	12.86%
Required capital ratios including conservation buffer	4.00%	4.00%	6.38%	5.750%	7.88%	7.250%	9.88%	9.250%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters,  amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its consolidated assets) for banks with assets of less than $10 billion.  Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements.  The Act also expands the definition of qualified mortgages that may be held by a financial institution. We are unable to predict the specific impact the Act and the implementing rules and regulations, which have not yet been written, will have on the Company and Lakeland Bank.

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

(dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$597,864	$583,122
Less:
Goodwill	136,433	136,433
Other identifiable intangible assets, net	2,052	2,362
Total tangible common stockholders’ equity at end of period - Non-GAAP	$459,379	$444,327
Shares outstanding at end of period	47,484	47,354
Book value per share - GAAP	$12.59	$12.31
Tangible book value per share - Non-GAAP	$9.67	$9.38
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$459,379	$444,327
Total assets at end of period	$5,534,488	$5,405,639
Less:
Goodwill	136,433	136,433
Other identifiable intangible assets, net	2,052	2,362
Total tangible assets at end of period - Non-GAAP	$5,396,003	$5,266,844
Common equity to assets - GAAP	10.80%	10.79%
Tangible common equity to tangible assets - Non-GAAP	8.51%	8.44%

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$15,838	$13,370	$31,093	$25,682
Total average common stockholders’ equity	$593,388	$565,211	$588,571	$559,528
Less:
Average goodwill	136,433	135,755	136,433	135,751
Average other identifiable intangible assets, net	2,134	3,069	2,217	3,172
Total average tangible common stockholders’ equity - Non-GAAP	$454,821	$426,387	$449,921	$420,605
Return on average common stockholders’ equity - GAAP	10.71%	9.49%	10.65%	9.26%
Return on average tangible common stockholders’ equity - Non-GAAP	13.97%	12.58%	13.94%	12.31%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $173.6 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
June 30, 2018	(1.3)%	(2.0)%
December 31, 2017	(1.1)%	(3.6)%
The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
June 30, 2018	(1.5)%	(1.0)%	(0.4)%	(2.5)%
December 31, 2017	0.3%	0.3%	0.3%	(5.9)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2018 (the base case) was $833.8 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
June 30, 2018	(5.4)%	(3.4)%	(1.6)%	0.3%
December 31, 2017	(5.0)%	(3.3)%	(1.4)%	(0.4)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable

Item 5. Other Information	Not Applicable
Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of Lakeland Bancorp, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: August 8, 2018