Form 10-Q
period 2018-09-30
LAKELAND BANCORP INC
filed 2018-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 2018
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

(973) 697-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes  [ X ]    No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one):
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
As of October 26, 2018, there were 47,485,620 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
	(dollars in thousands)
ASSETS
Cash	$170,099	$114,138
Interest-bearing deposits due from banks	10,137	28,795
Total cash and cash equivalents	180,236	142,933
Investment securities available for sale, at fair value	613,243	628,046
Equity securities, at fair value	16,038	18,089
Investment securities held to maturity; fair value of $153,975 at September 30, 2018 and $138,688 at December 31, 2017	158,576	139,685
Federal Home Loan Bank and other membership bank stock, at cost	13,458	12,576
Loans, net of deferred costs (fees)	4,328,118	4,152,720
Less: allowance for loan and lease losses	37,293	35,455
Net loans	4,290,825	4,117,265
Loans held for sale	1,340	456
Premises and equipment, net	50,127	50,313
Accrued interest receivable	15,435	14,416
Goodwill	136,433	136,433
Other identifiable intangible assets	1,910	2,362
Bank owned life insurance	109,338	107,489
Other assets	40,098	35,576
TOTAL ASSETS	$5,627,057	$5,405,639
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$996,296	$967,335
Savings and interest-bearing transaction accounts	2,855,318	2,663,985
Time deposits $250 thousand and under	607,448	556,863
Time deposits over $250 thousand	183,381	180,565
Total deposits	4,642,443	4,368,748
Federal funds purchased and securities sold under agreements to repurchase	47,398	124,936
Other borrowings	184,640	192,011
Subordinated debentures	104,995	104,902
Other liabilities	40,026	31,920
TOTAL LIABILITIES	5,019,502	4,822,517
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000 at September 30, 2018 and 70,000,000 at December 31, 2017; issued shares, 47,485,283 at September 30, 2018 and 47,353,864 at December 31, 2017	514,212	512,734
Retained earnings	106,834	72,737
Accumulated other comprehensive loss	(13,491)	(2,349)
TOTAL STOCKHOLDERS’ EQUITY	607,555	583,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,627,057	$5,405,639
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$49,181	$44,302	$142,384	$127,453
Federal funds sold and interest-bearing deposits with banks	533	210	844	618
Taxable investment securities and other	4,141	3,720	12,160	11,137
Tax-exempt investment securities	427	503	1,299	1,535
TOTAL INTEREST INCOME	54,282	48,735	156,687	140,743
INTEREST EXPENSE
Deposits	8,429	4,443	20,685	11,561
Federal funds purchased and securities sold under agreements to repurchase	42	52	409	160
Other borrowings	2,187	2,125	6,240	6,163
TOTAL INTEREST EXPENSE	10,658	6,620	27,334	17,884
NET INTEREST INCOME	43,624	42,115	129,353	122,859
Provision for loan and lease losses	1,046	1,827	3,822	4,872
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	42,578	40,288	125,531	117,987
NONINTEREST INCOME
Service charges on deposit accounts	2,614	2,797	7,770	7,926
Commissions and fees	1,414	1,258	4,096	3,549
Income on bank owned life insurance	1,127	624	2,557	1,550
Gain (loss) on equity securities	(439)	—	(384)	—
Gains on sales of loans	484	478	1,030	1,347
Gains on sales of investment securities, net	—	—	—	2,524
Other income	439	297	1,613	2,763
TOTAL NONINTEREST INCOME	5,639	5,454	16,682	19,659
NONINTEREST EXPENSE
Salaries and employee benefits	17,352	15,100	50,921	45,613
Net occupancy expense	2,316	2,327	7,657	7,670
Furniture and equipment	2,070	2,073	6,287	6,166
FDIC insurance expense	400	430	1,225	1,173
Stationery, supplies and postage	371	404	1,230	1,419
Marketing expense	343	442	1,160	1,351
Data processing expense	1,083	441	2,525	1,496
Telecommunications expense	438	380	1,321	1,156
ATM and debit card expense	556	546	1,624	1,504
Core deposit intangible amortization	142	104	452	489
Other real estate and repossessed asset expense	45	67	112	108
Long-term debt prepayment fee	—	—	—	2,828
Other expenses	2,677	2,535	7,990	7,712
TOTAL NONINTEREST EXPENSE	27,793	24,849	82,504	78,685
Income before provision for income taxes	20,424	20,893	59,709	58,961
Provision for income taxes	3,666	7,170	11,858	19,556
NET INCOME	$16,758	$13,723	$47,851	$39,405
PER SHARE OF COMMON STOCK
Basic earnings	$0.35	$0.29	$1.00	$0.82
Diluted earnings	$0.35	$0.29	$0.99	$0.82
Dividends	$0.115	$0.100	$0.330	$0.295
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
NET INCOME	$16,758	$13,723	$47,851	$39,405
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (losses) gains on securities available for sale	(2,019)	170	(9,441)	1,933
Reclassification for securities losses (gains) included in net income	—	—	—	(1,640)
Unrealized gains (losses) on derivatives	6	2	342	(105)
Other comprehensive (loss) income	(2,013)	172	(9,099)	188
TOTAL COMPREHENSIVE INCOME	$14,745	$13,895	$38,752	$39,593
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended September 30, 2018 and 2017

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At July 1, 2017	$511,967	$54,969	$609	$567,545
Net income	—	13,723	—	13,723
Other comprehensive income, net of tax	—	—	172	172
Stock based compensation	416	—	—	416
Exercise of stock options	—	—	—	—
Retirement of restricted stock	—	—	—	—
Cash dividends, common stock	—	(4,775)	—	(4,775)
At September 30, 2017	$512,383	$63,917	$781	$577,081

At July 1, 2018	$513,756	$95,586	$(11,478)	$597,864
Net income	—	16,758	—	16,758
Other comprehensive loss, net of tax	—	—	(2,013)	(2,013)
Stock based compensation	471	—	—	471
Exercise of stock options	—	—	—	—
Retirement of restricted stock	(15)	—	—	(15)
Cash dividends, common stock	—	(5,510)	—	(5,510)
At September 30, 2018	$514,212	$106,834	$(13,491)	$607,555
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2018 and 2017

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At January 1, 2017	$510,861	$38,590	$593	$550,044
Net income	—	39,405	—	39,405
Other comprehensive income, net of tax	—	—	188	188
Stock based compensation	1,982	—	—	1,982
Exercise of stock options	313	—	—	313
Retirement of restricted stock	(773)	—	—	(773)
Cash dividends, common stock	—	(14,078)	—	(14,078)
At September 30, 2017	$512,383	$63,917	$781	$577,081

At January 1, 2018	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	47,851	—	47,851
Other comprehensive loss, net of tax	—	—	(9,099)	(9,099)
Stock based compensation	1,930	—	—	1,930
Exercise of stock options	307	—	—	307
Retirement of restricted stock	(759)	—	—	(759)
Cash dividends, common stock	—	(15,797)	—	(15,797)
At September 30, 2018	$514,212	$106,834	$(13,491)	$607,555
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,851	$39,405
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,548	3,763
Depreciation and amortization	4,114	3,272
Amortization of intangible assets	452	489
Provision for loan and lease losses	3,822	4,872
Loans originated for sale	(35,270)	(42,575)
Proceeds from sales of loans held for sale	34,932	43,444
Gains on sales of securities	—	(2,524)
Change in market value of equity securities	366	—
Gains on proceeds from bank owned life insurance policies	(421)	(45)
Gains on sales of loans held for sale	(546)	(1,347)
Gains on other real estate and other repossessed assets	(98)	(527)
Losses (gains) on sales of premises and equipment	3	(850)
Long-term debt prepayment penalty	—	2,828
Stock-based compensation	1,930	1,982
Deferred tax benefit	(1,263)	—
Excess tax benefits	313	582
Increase in other assets	(1,438)	(5,780)
Increase in other liabilities	8,105	198
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,400	47,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and maturities of available for sale securities	68,240	68,852
Proceeds from repayments and maturities of held to maturity securities	18,229	33,345
Proceeds from sales of equity securities	2,155	—
Proceeds from sales of available for sale securities	—	4,500
Purchase of available for sale securities	(68,845)	(113,770)
Purchase of held to maturity securities	(37,655)	(21,157)
Purchase of equity securities	(469)	—
Purchase of bank owned life insurance	—	(33,000)
Death benefit proceeds from bank owned life insurance policy	755	148
Proceeds from redemptions of Federal Home Loan Bank stock	5,716	11,942
Purchases of Federal Home Loan Bank stock	(6,598)	(9,626)
Net increase in loans and leases	(181,561)	(226,022)
Proceeds from sales of other real estate and repossessed assets	1,795	3,972
Proceeds from dispositions and sales of premises and equipment	61	1,638
Purchases of premises and equipment	(3,899)	(2,070)
NET CASH USED IN INVESTING ACTIVITIES	(202,076)	(281,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	274,029	264,654
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(77,538)	77,606
Proceeds from other borrowings	39,437	276,212
Repayments of other borrowings	(46,700)	(342,757)
Exercise of stock options	307	313
Retirement of restricted stock	(759)	(773)
Dividends paid	(15,797)	(14,078)
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,979	261,177
Net increase in cash and cash equivalents	37,303	27,116
Cash and cash equivalents, beginning of period	142,933	175,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$180,236	$202,917

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$4,614	$18,908
Cash paid during the period for interest	25,748	18,649
Transfer of loans and leases into other repossessed assets and other real estate owned	3,608	3,542
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2018 do not necessarily indicate the results that the Company will achieve for all of 2018.
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
NOTE 2 – ACQUISITIONS
On August 23, 2018, the Company entered into an agreement and Plan of Merger (the "Merger Agreement") with Highlands Bancorp, Inc.("Highlands Bancorp") pursuant to which Highlands Bancorp (parent company of Highlands State Bank) will merge with and into the Company and Highlands State Bank will merge with and into Lakeland Bank. The merger agreement provides that the shareholders of Highlands Bancorp will receive for each outstanding share of Highlands Bancorp common stock that they own at the effective time of the merger, 1.015 shares of Lakeland Bancorp, Inc. common stock. The Company expects to issue an aggregate of approximately 2.8 million shares of its common stock in the merger. As of August 23, 2018, the transaction is valued at approximately $56.7 million on a fully diluted basis or $19.79 per share. As of September 30, 2018, Highlands Bancorp had consolidated total assets, total loans, total deposits and total stockholders' equity of $487.9 million, $430.1 million, $405.3 million and $31.3 million, respectively. Highlands Bancorp had net income of $2.7 million for the nine months ended September 30, 2018.
The transaction has been approved by the board of directors of the Company and Highlands Bancorp. Subject to the approval of the shareholders of Highlands Bancorp, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the first quarter of 2019.
NOTE 3 – REVENUE RECOGNITION
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
We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Noninterest income not generated from customers during the Company’s ordinary activities primarily relates to mortgage servicing rights, gains/losses on the sale of investment securities, gains/losses on the sale of other real estate owned, gains/losses on the sale of property, plant and equipment, and income from bank owned life insurance. The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Deposit Related Fees and Charges
Debit card interchange income	$1,280	$1,138	$3,675	$3,274
Overdraft charges	966	1,181	2,975	3,479
ATM service charges	220	235	627	596
Demand deposit fees and charges	119	199	398	493
Savings service charges	29	44	95	84
Total	2,614	2,797	7,770	7,926
Commissions and Fees
Loan and lease fees	267	310	952	745
Wire transfer charges	291	263	813	736
Investment services income	378	267	917	804
Merchant fees	199	159	589	564
Commissions from sales of checks	106	112	326	345
Safe deposit income	92	67	280	194
Other income	77	73	205	140
Total	1,410	1,251	4,082	3,528
Gains on Sale of Loans	484	478	1,030	1,347
Other Income
Gains on customer swap transactions	319	(3)	1,178	811
Title insurance income	27	50	149	153
Other income	48	59	203	474
Total	394	106	1,530	1,438
Revenue not from contracts with customers	737	822	2,270	5,420
Total Noninterest Income	5,639	5,454	16,682	19,659
Timing of Revenue Recognition
Products and services transferred at a point in time	4,883	4,613	14,356	14,190
Products and services transferred over time	19	19	56	49
Revenue not from contracts with customers	737	822	2,270	5,420
Total Noninterest Income	$5,639	$5,454	$16,682	$19,659

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to common shareholders	$16,758	$13,723	$47,851	$39,405
Less: earnings allocated to participating securities	153	122	440	362
Net income allocated to common shareholders	$16,605	$13,601	$47,411	$39,043
Weighted average number of common shares outstanding - basic	47,605	47,466	47,570	47,429
Share-based plans	183	226	194	231
Weighted average number of common shares outstanding - diluted	47,788	47,692	47,764	47,660
Basic earnings per share	$0.35	$0.29	$1.00	$0.82
Diluted earnings per share	$0.35	$0.29	$0.99	$0.82
There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2018 and 2017.
NOTE 5 – INVESTMENT SECURITIES

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$148,402	$—	$(3,928)	$144,474	$148,968	$78	$(1,791)	$147,255
Mortgage-backed securities, residential	412,979	77	(14,345)	398,711	419,538	479	(5,763)	414,254
Mortgage-backed securities, multifamily	19,166	18	(348)	18,836	10,133	7	(63)	10,077
Obligations of states and political subdivisions	47,099	98	(1,016)	46,181	51,289	448	(417)	51,320
Debt securities	5,000	41	—	5,041	5,000	140	—	5,140
	$632,646	$234	$(19,637)	$613,243	$634,928	$1,152	$(8,034)	$628,046

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$38,278	$—	$(1,081)	$37,197	$33,415	$24	$(402)	$33,037
Mortgage-backed securities, residential	75,825	105	(2,890)	73,040	54,991	249	(978)	54,262
Mortgage-backed securities, multifamily	1,879	—	(59)	1,820	1,957	—	(22)	1,935
Obligations of states and political subdivisions	37,594	77	(570)	37,101	43,318	306	(188)	43,436
Debt securities	5,000	—	(183)	4,817	6,004	14	—	6,018
	$158,576	$182	$(4,783)	$153,975	$139,685	$593	$(1,590)	$138,688
The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	Available for Sale		Held to Maturity
September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,831	$27,694	$11,369	$11,376
Due after one year through five years	106,416	103,528	42,149	41,398
Due after five years through ten years	37,758	36,465	24,093	23,204
Due after ten years	28,496	28,009	3,261	3,137
	200,501	195,696	80,872	79,115
Mortgage-backed securities	432,145	417,547	77,704	74,860
Total securities	$632,646	$613,243	$158,576	$153,975
The following table shows proceeds from sales of securities and gross gains and losses on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sale proceeds	$—	$—	$—	$4,500
Gross gains	—	—	—	2,539
Gross losses	—	—	—	(15)
There were no other-than-temporary impairments during the three and nine months ended September 30, 2018 or 2017.
Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $458.8 million and $400.4 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$58,128	$1,279	$86,347	$2,649	28	$144,475	$3,928
Mortgage-backed securities, residential	135,669	2,952	249,216	11,393	153	384,885	14,345
Mortgage-backed securities, multifamily	10,871	242	4,992	106	4	15,863	348
Obligations of states and political subdivisions	19,175	279	15,265	737	65	34,440	1,016
	$223,843	$4,752	$355,820	$14,885	250	$579,663	$19,637
HELD TO MATURITY
U.S. government agencies	$25,521	$445	$11,678	$636	7	$37,199	$1,081
Mortgage-backed securities, residential	30,173	774	37,234	2,116	37	67,407	2,890
Mortgage-backed securities, multifamily	—	—	1,820	59	2	1,820	59
Obligations of states and political subdivisions	15,398	257	7,234	313	39	22,632	570
Debt securities	3,817	183	—	—	1	3,817	183
	$74,909	$1,659	$57,966	$3,124	86	$132,875	$4,783

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$80,391	$646	$54,769	$1,145	27	$135,160	$1,791
Mortgage-backed securities, residential	199,387	1,723	157,739	4,040	118	357,126	5,763
Mortgage-backed securities, multifamily	—	—	5,088	63	1	5,088	63
Obligations of states and political subdivisions	9,612	77	12,970	340	39	22,582	417
	$289,390	$2,446	$230,566	$5,588	185	$519,956	$8,034
HELD TO MATURITY
U.S. government agencies	$15,371	$95	$6,720	$307	4	$22,091	$402
Mortgage-backed securities, residential	26,090	426	19,203	552	25	45,293	978
Mortgage-backed securities, multifamily	1,935	22	—	—	2	1,935	22
Obligations of states and political subdivisions	15,353	56	6,028	132	23	21,381	188
	$58,749	$599	$31,951	$991	54	$90,700	$1,590
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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes, and investments in Community Reinvestment funds. The market value of these investments was $16.0 million and $18.1 million as of September 30, 2018 and December 31, 2017, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. In the first nine months of 2018, the Company recorded $384,000 in market value loss on equity securities in noninterest income.
As of September 30, 2018, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $3.0 million and $13.0 million, respectively.
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
The investment funds also include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2018, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
NOTE 6 – LOANS, LEASES AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan and lease portfolio:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial, secured by real estate	$2,984,430	$2,831,184
Commercial, industrial and other	334,241	340,400
Leases	82,881	75,039
Real estate - residential mortgage	315,135	322,880
Real estate - construction	297,516	264,908
Home equity and consumer	318,035	322,269
Total loans and leases	4,332,238	4,156,680
Less: deferred fees	(4,120)	(3,960)
Loans and leases, net of deferred fees	$4,328,118	$4,152,720
At September 30, 2018 and December 31, 2017, home equity and consumer loans included overdraft deposit balances of $310,000 and $966,000, respectively. At both September 30, 2018 and December 31, 2017, the Company had $1.1 billion in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The carrying value of loans acquired in the Pascack Community Bank ("Pascack") acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $170,000 at

September 30, 2018, which was $647,000 less than the balance at the time of acquisition on January 7, 2016. In first quarter of 2017, one of the Pascack purchased credit impaired (“PCI”) loans totaling $127,000 experienced further credit deterioration and was fully charged off. In the second quarter of 2017, a loan with a net value of $218,000 was fully paid off. The carrying value of PCI loans acquired in the Harmony Bank ("Harmony") acquisition was $503,000 at September 30, 2018 which was $266,000 less than the balance at acquisition date on July 1, 2016. In the second quarter of 2017, a loan with a net value of $247,000 was fully paid off.
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Balance, beginning of period	$100	$133	$129	$145
Accretion	(58)	(40)	(145)	(138)
Net reclassification non-accretable difference	41	35	99	121
Balance, end of period	$83	$128	$83	$128
Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial, secured by real estate	$5,737	$5,890
Commercial, industrial and other	1,189	184
Leases	441	144
Real estate - residential mortgage	2,347	3,860
Real estate - construction	—	1,472
Home equity and consumer	1,410	2,105
Total non-accrual loans and leases	$11,124	$13,655
Other real estate and other repossessed assets	2,754	843
TOTAL NON-PERFORMING ASSETS	$13,878	$14,498
Troubled debt restructurings, still accruing	$9,030	$11,462
Non-accrual loans included $3.9 million and $2.7 million of troubled debt restructurings for the periods ended September 30, 2018 and December 31, 2017, respectively. Non-accrual real estate-construction loans declined from December 31, 2017 to September 30, 2018 due to a foreclosure on a property which resulted in the property moving into other real estate at the end of June 2018. At September 30, 2018 and December 31, 2017, the Company had $1.6 million and $2.7 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.

An age analysis of past due loans, segregated by class of loans as of September 30, 2018 and December 31, 2017, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
September 30, 2018
Commercial, secured by real estate	$6,068	$1,393	$1,328	$8,789	$2,975,641	$2,984,430	$—
Commercial, industrial and other	540	7	350	897	333,344	334,241	—
Leases	454	110	442	1,006	81,875	82,881	—
Real estate - residential mortgage	2,470	207	1,825	4,502	310,633	315,135	16
Real estate - construction	1,071	—	—	1,071	296,445	297,516	—
Home equity and consumer	2,051	616	1,010	3,677	314,358	318,035	—
	$12,654	$2,333	$4,955	$19,942	$4,312,296	$4,332,238	$16
December 31, 2017
Commercial, secured by real estate	$3,663	$1,082	$3,817	$8,562	$2,822,622	$2,831,184	$—
Commercial, industrial and other	80	121	56	257	340,143	340,400	—
Leases	496	139	144	779	74,260	75,039	—
Real estate - residential mortgage	939	908	3,137	4,984	317,896	322,880	—
Real estate - construction	—	—	1,472	1,472	263,436	264,908	—
Home equity and consumer	1,258	310	1,386	2,954	319,315	322,269	200
	$6,436	$2,560	$10,012	$19,008	$4,137,672	$4,156,680	$200

Impaired Loans
The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings. Impaired loans as of September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$7,918	$8,160	$—	$7,147	$136
Commercial, industrial and other	1,329	1,610	—	1,799	14
Leases	301	597	—	258	—
Real estate - residential mortgage	—	—	—	323	4
Real estate - construction	—	—	—	970	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	6,982	7,309	322	7,804	247
Commercial, industrial and other	219	219	8	221	9
Leases	17	17	8	17	—
Real estate - residential mortgage	743	893	4	754	15
Real estate - construction	—	—	—	—	—
Home equity and consumer	871	986	7	907	25
Total:
Commercial, secured by real estate	$14,900	$15,469	$322	$14,951	$383
Commercial, industrial and other	1,548	1,829	8	2,020	23
Leases	318	614	8	275	—
Real estate - residential mortgage	743	893	4	1,077	19
Real estate - construction	—	—	—	970	—
Home equity and consumer	871	986	7	907	25
	$18,380	$19,791	$349	$20,200	$450

December 31, 2017	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,155	$12,497	—	$12,774	$366
Commercial, industrial and other	618	618	—	618	25
Leases	—	—	—	—	—
Real estate - residential mortgage	963	980	—	996	15
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	—	—	—	6	—
Loans with specific allowance:
Commercial, secured by real estate	5,381	5,721	454	5,029	206
Commercial, industrial and other	164	164	9	283	14
Leases	65	65	30	29	—
Real estate - residential mortgage	781	919	4	940	27
Real estate - construction	—	—	—	—	—
Home equity and consumer	993	1,026	8	1,090	52
Total:
Commercial, secured by real estate	$17,536	$18,218	$454	$17,803	$572
Commercial, industrial and other	782	782	9	901	39
Leases	65	65	30	29	—
Real estate - residential mortgage	1,744	1,899	4	1,936	42
Real estate - construction	1,471	1,471	—	1,471	—
Home equity and consumer	993	1,026	8	1,096	52
	$22,591	$23,461	$505	$23,236	$705
Interest income recognized on impaired loans was $450,000 and $515,000 for the nine months ended September 30, 2018 and 2017, respectively. Interest that would have been accrued on impaired loans during the first nine months of 2018 and 2017 had the loans been performing under original terms would have been $842,000 and $1.2 million, respectively.

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

The following table shows the Company’s commercial loan portfolio as of September 30, 2018 and December 31, 2017, by the risk ratings discussed above (in thousands):

September 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$279	$—
2	—	17,907	—
3	70,548	42,177	—
4	903,866	84,973	28,780
5	1,886,023	163,114	266,054
5W - Watch	46,537	8,428	1,611
6 - Other assets especially mentioned	41,237	5,444	—
7 - Substandard	36,219	11,919	1,071
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,984,430	$334,241	$297,516

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$392	$—
2	—	26,968	—
3	76,824	35,950	—
4	862,537	96,426	15,502
5	1,779,908	150,928	246,806
5W - Watch	47,178	8,779	—
6 - Other assets especially mentioned	40,245	8,670	—
7 - Substandard	24,492	12,287	2,600
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,831,184	$340,400	$264,908
The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses
The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604
Charge-offs	(24)	(151)	(368)	(38)	—	(172)	(753)
Recoveries	135	177	2	2	4	76	396
Provision	1,361	(70)	(12)	(62)	(166)	(5)	1,046
Ending Balance	$27,646	$1,968	$886	$1,487	$2,901	$2,405	$37,293

Three Months Ended September 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823
Charge-offs	(315)	(196)	(87)	(98)	—	(173)	(869)
Recoveries	26	28	7	3	4	76	144
Provision	1,673	572	65	(90)	(135)	(258)	1,827
Ending Balance	$24,728	$2,092	$514	$1,569	$2,465	$2,557	$33,925

Nine Months Ended September 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(256)	(1,452)	(463)	(131)	(248)	(416)	(2,966)
Recoveries	440	273	7	7	12	243	982
Provision	1,758	834	712	54	406	58	3,822
Ending Balance	$27,646	$1,968	$886	$1,487	$2,901	$2,405	$37,293

Nine Months Ended September 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(618)	(430)	(250)	(408)	(609)	(784)	(3,099)
Recoveries	390	150	39	3	24	301	907
Provision	3,733	649	177	10	698	(395)	4,872
Ending Balance	$24,728	$2,092	$514	$1,569	$2,465	$2,557	$33,925

Loans receivable summarized by portfolio segment and impairment method are as follows:

September 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$14,900	$1,548	$318	$743	$—	$871	$18,380
Ending Balance: Collectively evaluated for impairment	2,968,859	332,693	82,563	314,392	297,516	317,162	4,313,185
Ending Balance: Loans acquired with deteriorated credit quality	671	—	—	—	—	2	673
Ending Balance (1)	$2,984,430	$334,241	$82,881	$315,135	$297,516	$318,035	$4,332,238

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$17,536	$782	$65	$1,744	$1,471	$993	$22,591
Ending Balance: Collectively evaluated for impairment	2,812,941	339,618	74,974	321,136	263,437	321,273	4,133,379
Ending balance: Loans acquired with deteriorated credit quality	707	—	—	—	—	3	710
Ending Balance (1)	$2,831,184	$340,400	$75,039	$322,880	$264,908	$322,269	$4,156,680

(1)	Excludes deferred fees
The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

September 30, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$322	$8	$8	$4	$—	$7	$349
Ending Balance: Collectively evaluated for impairment	27,324	1,960	878	1,483	2,901	2,398	36,944
Ending Balance	$27,646	$1,968	$886	$1,487	$2,901	$2,405	$37,293

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$454	$9	$30	$4	$—	$8	$505
Ending Balance: Collectively evaluated for impairment	25,250	2,304	600	1,553	2,731	2,512	34,950
Ending Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million for each of the periods ended September 30, 2018 and December 31, 2017. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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
The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	1	$1,175	$1,175	1	$473	$473
	1	$1,175	$1,175	1	$473	$473

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	4	$3,002	$3,002	5	$3,511	$3,511
Commercial, industrial and other	1	950	950	2	124	124
	5	$3,952	$3,952	7	$3,635	$3,635

The following table summarizes as of September 30, 2018 and 2017, loans that were restructured within the previous twelve months that have subsequently defaulted:

	September 30, 2018		September 30, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	1	$171	—	$—
	1	$171	—	$—
Other Real Estate and Other Repossessed Assets
At September 30, 2018 and December 31, 2017, the Company had other real estate owned of $2.8 million and $843,000, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $2.1 million and $843,000 at September 30, 2018 and December 31, 2017, respectively. There were no balances of other repossessed assets at both September 30, 2018 and December 31, 2017.
NOTE 7 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $486,000 and $492,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution for September 30, 2018 and December 31, 2017.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018, the Company did not record any hedge ineffectiveness. The Company recognized $227,000 and $10,000 of accumulated other comprehensive income (loss) that was reclassified into interest expense for the first nine months of 2018 and 2017, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $388,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$203,267	9.2	4.26%	1 Mo. LIBOR + 2.11%	$10,575
Customer interest rate swaps	81,180	12.8	5.25%	1 Mo. LIBOR + 2.14%	815
Interest rate swap (cash flow hedge)	30,000	2.8	1.10%	3 Mo. LIBOR	1,524
Classified in Other Liabilities:
Customer interest rate swaps	$203,267	9.2	4.26%	1 Mo. LIBOR + 2.11%	$(10,575)
3rd Party interest rate swaps	81,180	12.8	5.25%	1 Mo. LIBOR + 2.14%	(815)

December 31, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$3,634
Customer interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	1,831
Interest rate swap (cash flow hedge)	30,000	3.5	1.10%	3 Mo. LIBOR	1,090
Classified in Other Liabilities:
Customer interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$(3,634)
3rd party interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	(1,831)
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $136.4 million for both of the periods ended September 30, 2018 and December 31, 2017. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.
The Company had core deposit intangible of $1.9 million and $2.4 million for the periods ended September 30, 2018 and December 31, 2017, respectively. The estimated future amortization expense for the remainder of 2018 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended
2018	$142
2019	505
2020	415
2021	326
2022	236
2023	147
NOTE 9 – BORROWINGS
Repurchase Agreements
At September 30, 2018, the Company had federal funds purchased and securities sold under agreements to repurchase of $15.0 million and $32.4 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of September 30, 2018, the Company had $32.8 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
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
NOTE 10 – SHARE-BASED COMPENSATION
The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2018 Omnibus Equity Incentive Plan and previously granted such awards under the 2009 Equity Compensation Program. The Company recognized share based compensation expense on its restricted stock of $174,000 and $190,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was unrecognized compensation cost of $56,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.30 years. The Company recognized share based compensation expense of $1.8 million and $1.8 million on RSU's for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense related to RSUs was approximately $2.8 million as of September 30, 2018, and that cost is expected to be recognized over a period of 1.40 years. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2018.
In the first nine months of 2018, the Company granted 10,945 shares of restricted stock to non-employee directors at a grant date fair value of $20.55 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $225,000 over a one year period. In the first nine months of 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2018	22,982	$14.44
Granted	10,945	20.55
Vested	(22,856)	14.46
Forfeited	—	—
Outstanding, September 30, 2018	11,071	$20.44
In the first nine months of 2018, the Company granted 151,733 RSUs to certain officers under the Company’s 2009 Equity Compensation Program and 1,500 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $19.14 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first nine months of 2018 is expected to average approximately $978,000 per year over a three year period. In the first nine months of 2017, the Company granted 130,523 RSUs at a weighted average grant date fair value of $19.91 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $866,000 per year over a three year period.
The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2018	267,732	$13.93
Granted	153,233	19.14
Vested	(118,921)	13.77
Forfeited	(6,697)	18.88
Outstanding, September 30, 2018	295,347	$16.58
There were no grants of stock options in the first nine months of 2018 or 2017. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	102,216	$8.49	4.27	$1,101,806
Granted	—	—
Exercised	(34,728)	8.84
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2018	67,488	$8.31	3.11	$659,147
Options exercisable at September 30, 2018	67,488	$8.31	3.11	$659,147
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were 34,728 and 31,769 stock options exercised during the first nine months of 2018 and 2017, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $406,000 and $318,000, respectively. Exercise of stock options during the first nine months of 2018 and 2017, resulted in cash receipts of $307,000 and $313,000, respectively.

NOTE 11 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	September 30, 2018			September 30, 2017
For the three months ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding (losses) gains arising during period	$(2,816)	$797	$(2,019)	$267	$(97)	$170
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized losses (income)	(2,816)	797	(2,019)	267	(97)	170
Unrealized gains on derivatives	9	(3)	6	3	(1)	2
Other comprehensive (loss) income, net	$(2,807)	$794	$(2,013)	$270	$(98)	$172

	September 30, 2018			September 30, 2017
For the nine months ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding (losses) gains arising during period	$(12,521)	$3,080	$(9,441)	$3,112	$(1,179)	$1,933
Reclassification adjustment for net gains arising during the period	—	—	—	(2,524)	884	(1,640)
Net unrealized losses (gains)	(12,521)	3,080	(9,441)	588	(295)	293
Unrealized gains (losses) on derivatives	434	(92)	342	(162)	57	(105)
Other comprehensive (loss) income, net	$(12,087)	$2,988	$(9,099)	$426	$(238)	$188

In the third quarter of 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined returns beginning in 2019. As a result, the Company was required to revalue the deferred tax asset positions related to its unrealized gains (losses) on available for sale securities, derivatives and pension items, leaving a residual tax effect in accumulated other comprehensive loss of $693,000.

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(12,697)	$1,198	$21	$(11,478)	$6	$565	$38	$609
Other comprehensive (loss) income before classifications	(2,019)	6	—	(2,013)	170	2	—	172
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net current period other comprehensive (loss) income	(2,019)	6	—	(2,013)	170	2	—	172
Ending balance	$(14,716)	$1,204	$21	$(13,491)	$176	$567	$38	$781

	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(3,232)	$862	$21	$(2,349)	$(117)	$672	$38	$593
Adjustment for implementation of ASU 2016-01	(2,043)	—	—	(2,043)	—	—	—	—
Adjusted beginning balance	(5,275)	862	21	(4,392)	(117)	672	38	593
Other comprehensive (loss) income before classifications	(9,441)	342	—	(9,099)	1,933	(105)	—	1,828
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,640)	—	—	(1,640)
Net current period other comprehensive (loss) income	(9,441)	342	—	(9,099)	293	(105)	—	188
Ending balance	$(14,716)	$1,204	$21	$(13,491)	$176	$567	$38	$781

NOTE 12 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
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
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2018, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
September 30, 2018
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,884	$139,590	$—	$144,474
Mortgage-backed securities	—	417,547	—	417,547
Obligations of states and political subdivisions	—	46,181	—	46,181
Other debt securities	—	5,041	—	5,041
Total securities available for sale	4,884	608,359	—	613,243
Equity securities, at fair value	2,996	13,042	—	16,038
Derivative assets	—	12,915	—	12,915
Total Assets	$7,880	$634,316	$—	$642,196
Liabilities:
Derivative liabilities	$—	$11,391	$—	$11,391
Total Liabilities	$—	$11,391	$—	$11,391

December 31, 2017
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,415	$141,840	$—	$147,255
Mortgage-backed securities	—	424,331	—	424,331
Obligations of states and political subdivisions	—	51,320	—	51,320
Other debt securities	—	5,140	—	5,140
Total securities available for sale	5,415	622,631	—	628,046
Equity securities, at fair value	5,147	12,942	—	18,089
Derivative assets	—	6,555	—	6,555
Total Assets	$10,562	$642,128	$—	$652,690
Liabilities:
Derivative liabilities	$—	$5,465	$—	$5,465
Total Liabilities	$—	$5,465	$—	$5,465

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
September 30, 2018
Assets:
Impaired loans and leases	$—	$—	$18,380	$18,380
Loans held for sale	—	1,340	—	1,340
Other real estate owned and other repossessed assets	—	—	2,754	2,754

December 31, 2017
Assets:
Impaired loans and leases	$—	$—	$22,591	$22,591
Loans held for sale	—	456	—	456
Other real estate owned and other repossessed assets	—	—	843	843
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
The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2018 and December 31, 2017 are outlined below.

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
The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $5.4 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The net loan portfolio at September 30, 2018 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2017, which are based on entrance prices. For December 31, 2017, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2018
Financial Assets:
Investment securities held to maturity	$158,576	$153,975	$—	$147,576	$6,399
Federal Home Loan Bank and other membership bank stocks	13,458	13,458	—	13,458	—
Loans and leases, net	4,290,825	4,264,827	—	—	4,264,827
Financial Liabilities:
Certificates of deposit	790,829	782,618	—	782,618	—
Other borrowings	184,640	180,875	—	180,875	—
Subordinated debentures	104,995	103,146	—	—	103,146
December 31, 2017
Financial Assets:
Investment securities held to maturity	$139,685	$138,688	$—	$127,901	$10,787
Federal Home Loan Bank and other membership bank stocks	12,576	12,576	—	12,576	—
Loans and leases, net	4,117,265	4,114,516	—	—	4,114,516
Financial Liabilities:
Certificates of deposit	737,428	732,417	—	732,417	—
Other borrowings	192,011	189,080	—	189,080	—
Subordinated debentures	104,902	97,244	—	—	97,244
NOTE 13 – RECENT ACCOUNTING PRONOUNCMENTS
In August 2018, the Financial Accounting Standards Board ("FASB") issued an update to improve the effectiveness of fair value measurement disclosures. Among other provisions, the update removes requirements to disclose amounts and reasons of transfers between Level 1 and Level 2 in the fair value hierarchy, and it modifies the disclosures regarding transfers in and out of Level 3 of the fair value hierarchy. The update requires a discussion regarding the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Because the Company does not typically have Level 3 fair value measurements, the update is not expected to have a material impact on the Company's financial statements.

In August 2018, the FASB issued an update which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Implementation costs incurred by customers in a cloud computing arrangement are to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently assessing the impact that the guidance will have on its financial statements.

In August 2018, the FASB issued an update which changes the disclosure of accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in the update remove disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. Because the Company has minimal pension plans that require calculation of projected benefit obligations or accumulated benefit obligations, the update is not expected to have a material impact on the Company's financial statements.

In June 2018, the FASB issued an update expanding earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Earlier adoption is permitted. Because the Company does not have share-based payments issued to nonemployees, the adoption of this update is not expected to have a material impact on the Company's financial statements.

In March 2018, the FASB issued an update regarding the accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). The update clarifies that in a company's financial statements that include the reporting period in which the Tax Act was enacted, a company must first reflect the income tax effects of the Tax Act in which the accounting under U.S. GAAP is complete. Those amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under U.S. GAAP will be incomplete but for which a reasonable estimate can be determined. If there are income tax effects for the Tax Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply U.S. GAAP based on the tax laws that were in effect immediately prior to the Tax Act being enacted. This accounting update is effective immediately. The Company believes its accounting for the the income tax effects of the Tax Act is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

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

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company also retained the services of a software provider to aid it in implementation. The Company expects to record an increase in assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments. In the third quarter of 2018, the FASB issued updates which included targeted improvements to the leasing guidance that is intended to reduce costs and ease implementation of the leases standard. The improvements include an optional transition method to adopt the new leases standard where the entity could initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for comparative periods presented in the financial statements in which it adopts the new leases standard, will continue to be in accordance with current GAAP in topic 840, Leases. An entity that adopts this additional transition method, must provide the required disclosures for all periods that continue to be in accordance with the current GAAP in Topic 840. The lease update also includes a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for these components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance and both of the following conditions are met: 1) the timing and pattern of transfer of the nonlease component(s) and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. Management expects that it will use the optional transition method discussed above, and will also use the practical expedient to account for non-lease components with the associated lease component as a single component assuming the appropriate conditions are met.

In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In February 2018, the FASB issued further guidance that provided technical corrections to this update. Those technical corrections included clarification on accounting for equity securities without a readily determinable fair value, remeasurement requirements on forward contracts and purchased options, and presentation requirements for certain fair value option liabilities. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update required an adjustment on January 1, 2018 from other comprehensive income to retained earnings for the amount of the unrealized gain on equity securities as of December 31, 2017. Thereafter, any increases or decreases to the market value on these equity securities will be recorded through the consolidated statements of income. Please see the Consolidated Statement of Changes in Stockholders' Equity, Note 5-Investment Securities and Note 11 - Comprehensive Income for more information.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard. The Company has assessed its revenue streams and reviewed contracts potentially affected by the guidance including deposit related fees, interchange fees, investment commissions, merchant fee income and other noninterest income sources to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. The Company did not have a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard. Please see Note 3 - Revenue Recognition for more information.

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
In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation and regulation affecting the financial services industry, government intervention in the U.S. financial system, changes in federal and state tax laws, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, successful implementation, deployment and upgrades of new and existing technology, systems, services and products, customers’ acceptance of Lakeland’s products and services, competition, and the failure to obtain Highlands Bancorp, Inc. shareholder or regulatory approval for the mergers of Highlands Bancorp into the Company and Highlands State Bank into Lakeland Bank and the failure to realize anticipated efficiencies and synergies if the mergers are consummated.
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
Management Overview
The quarter and nine months ended September 30, 2018 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•
For the third quarter of 2018, net income of $16.8 million increased from $13.7 million in the third quarter of 2017. Diluted earnings per share of $0.35 represents a 21% increase over $0.29 for the same period in 2017.

•
For the third quarter of 2018, annualized return on average assets was 1.19%, annualized return on average common equity was 11.02%, and annualized return on average tangible common equity was 14.31% compared to 1.03%, 9.48%, and 12.51%, respectively, for the third quarter of 2017.

•
For the first nine months of 2018, net income of $47.9 million increased from $39.4 million in the first nine months of 2017. Diluted earnings per share of $0.99 represents a 21% increase over $0.82 for the same period in 2017.

•
For the first nine months of 2018, annualized return on average assets was 1.17%, annualized return on average common equity was 10.78%, and annualized return on average tangible common equity was 14.06% compared to 1.01%, 9.33%, and 12.38%, respectively, for the first nine months of 2017.

•
Included in the third quarter of 2018 was a change in tax expense resulting from the changes in the State of New Jersey tax law effective July 1, 2018 that were retroactive to the beginning of the year. The change in tax expense resulting from the temporary surcharge increased tax expense by approximately $500,000 which was offset by the impact of a one-time increase in the Company's deferred tax asset of $1.3 million. The State of New Jersey issued a technical corrections bill in the fourth quarter of 2018 that could change the Company's effective tax rate in the fourth quarter of 2018.

•
Net interest margin (“NIM”) was 3.32% in the third quarter of 2018 compared to 3.39% in the third quarter of 2017. NIM for the nine months ended September 30, 2018 was 3.38%, which equaled NIM for the same period in 2017.

•
Total loans net of deferred fees grew $175.4 million, or 4%, to $4.33 billion during the first nine months of 2018, with commercial loans secured by real estate and construction loans growing $153.2 million and $32.6 million, or 5% and 12%, respectively.

•	Total deposits increased $273.7 million, or 6%, from December 31, 2017 to September 30, 2018, to $4.64 billion.
On August 23, 2018, the Company entered into an agreement and Plan of Merger (the "Merger Agreement") with Highlands Bancorp, Inc.("Highlands Bancorp") pursuant to which Highlands Bancorp (parent company of Highlands State Bank) will merge with and into the Company and Highlands State Bank will merge with and into Lakeland Bank. For more information, please see Note 2 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017
Net Income
Net income was $16.8 million, or $0.35 per diluted share, for the third quarter of 2018 compared to net income of $13.7 million, or $0.29 per diluted share, for the third quarter of 2017. Net income increased as a result of an increase in net interest income and as a result of a decrease in tax expense relating to the Tax Cuts and Jobs Act of 2017. Also contributing to the decrease in tax expense was the onetime increase to the deferred tax asset of $1.3 million discussed above. Net interest income of $43.6 million for the third quarter of 2018 increased $1.5 million from the third quarter of 2017 resulting from organic growth and an increase in market interest rates.
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
Net interest income on a tax equivalent basis for the third quarter of 2018 was $43.7 million, compared to $42.4 million for the third quarter of 2017. The net interest margin decreased from 3.39% in the third quarter of 2017 to 3.32% in the third quarter of 2018 primarily as a result of an increase in the cost of interest-bearing liabilities partially offset by an increase in the yield on interest-earning assets. The decrease in net interest margin was mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $28.1 million. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended September 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%, while rates for the three months ended September 30, 2017 are computed on a tax equivalent basis using a tax rate of 35%.

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,296,244	$49,181	4.54%	$4,060,838	$44,302	4.33%
Taxable investment securities and other	731,510	4,141	2.26%	711,873	3,720	2.09%
Tax-exempt securities	79,707	540	2.71%	103,900	774	2.98%
Federal funds sold (2)	114,151	533	1.87%	81,245	210	1.03%
Total interest-earning assets	5,221,612	54,395	4.14%	4,957,856	49,006	3.93%
Noninterest-earning assets:
Allowance for loan and lease losses	(37,060)			(33,397)
Other assets	385,734			375,732
TOTAL ASSETS	$5,570,286			$5,300,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$491,095	$74	0.06%	$484,982	$69	0.06%
Interest-bearing transaction accounts	2,319,863	5,178	0.89%	2,206,206	2,713	0.49%
Time deposits	789,691	3,177	1.61%	645,333	1,661	1.03%
Borrowings	328,179	2,229	2.66%	386,947	2,177	2.20%
Total interest-bearing liabilities	3,928,828	10,658	1.08%	3,723,468	6,620	0.71%
Noninterest-bearing liabilities:
Demand deposits	999,217			971,143
Other liabilities	39,182			31,467
Stockholders’ equity	603,059			574,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,570,286			$5,300,191
Net interest income/spread		43,737	3.06%		42,386	3.22%
Tax equivalent basis adjustment		113			271
NET INTEREST INCOME		$43,624			$42,115
Net interest margin (3)			3.32%			3.39%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $49.0 million in the third quarter of 2017 to $54.4 million in the third quarter of 2018, an increase of $5.4 million, or 11%. The increase in interest income was primarily a result of an increase in rates caused by the recent increases in the federal funds rate and prime rate as well as organic growth in loans, as average loans and leases increased $235.4 million compared to the third quarter of 2017. The yield on average loans and leases at 4.54% in the third quarter of 2018 was 21 basis points higher than the third quarter of 2017. The yield on average taxable investment securities increased 17 basis points, while the yield on average tax-exempt investment securities decreased 27 basis points. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cuts and Jobs Act of 2017.
Total interest expense of $10.7 million in the third quarter of 2018 was $4.0 million greater than the $6.6 million reported for the same period in 2017. The cost of average interest-bearing liabilities increased from 0.71% in the third quarter of 2017 to 1.08% in the third quarter of 2018. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. The cost of interest-bearing transaction accounts and time deposits increased by 40 basis points and 58 basis points, respectively. The cost of interest-bearing transaction accounts increased due to a higher rate environment as well as a money market deposit account promotion in the third quarter of 2018. Average time deposits increased 22% from $645.3 million in the third quarter of 2017 to $789.7 million in the third quarter of 2018 primarily as a result of the Company's certificate of deposit promotions.
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
In the third quarter of 2018, a $1.0 million provision for loan and lease losses was recorded, compared to $1.8 million for the same period last year. The Company charged off $753,000 and recovered $396,000 in the third quarter of 2018 compared to $869,000 and $144,000, respectively, in the third quarter of 2017. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $5.6 million in the third quarter of 2018 increased by $185,000 from $5.5 million in the third quarter of 2017. Commissions and fees increased $156,000 compared to the third quarter of 2017 due primarily to increased investment services income, while service charges on deposit accounts decreased $183,000 due primarily to a reduction in overdraft charges. Income on bank owned life insurance of $1.1 million for the third quarter of 2018 increased $503,000 compared to the same period last year primarily as a result of a death benefit received during the third quarter of 2018 and an increase in the number of policies. Other income increased $142,000 compared to the same period in 2017 due primarily to an increase in swap income.
Noninterest Expense
Noninterest expense in the third quarter of 2018 totaled $27.8 million, which was $2.9 million greater than the $24.8 million reported for the third quarter of 2017. Salaries and employee benefits expense of $17.4 million increased $2.3 million, or 15%, from the same period last year, as a result of additions to our staff to support continued growth, normal merit increases and a $652,000 life insurance payout related to the bank owned life insurance death benefit mentioned above. Data processing expense increased $642,000 in the third quarter of 2018 compared to the same period in 2017 due primarily to the expansion and improvement of the Company's digital infrastructure. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.0% in the third quarter of 2018, compared to 51.7% for the same period last year, primarily due to an increase in noninterest expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$27,793	$24,849
Amortization of core deposit intangibles	(142)	(104)
Noninterest expense, as adjusted	$27,651	$24,745
Net interest income	$43,624	$42,115
Noninterest income	5,639	5,454
Total revenue	49,263	47,569
Tax-equivalent adjustment on municipal securities	113	271
Total revenue, as adjusted	$49,376	$47,840
Efficiency ratio	56.0%	51.7%
Income Tax Expense
The effective tax rate in the third quarter of 2018 was 17.9% compared to 34.3% during the same period last year primarily due to the change in tax rates resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the changes in New Jersey tax law during 2018.
On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. In the third quarter of 2018, the rates became effective and were applied retroactively to the beginning of 2018 resulting in additional tax expense of approximately $500,000. Offsetting this increase in tax expense was a one-time decrease to tax expense of $1.3 million related to the revaluation of the Company's deferred tax asset resulting from applying the surcharge and other provisions in the New Jersey tax legislation.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017
Net Income
Net income was $47.9 million, or $0.99 per diluted share, for the first nine months of 2018 compared to net income of $39.4 million, or $0.82 per diluted share, for the first nine months of 2017. Net income increased primarily as a result of an increase in net interest income and a decrease in tax expense relating to the Tax Cuts and Jobs Act of 2017 and the application of provisions in the New Jersey tax legislation discussed above. Net interest income of $129.4 million for the first nine months of 2018 increased $6.5 million from the first nine months of 2017 resulting from organic growth and an increase in market interest rates.
Net Interest Income
Net interest income on a tax equivalent basis for the first nine months of 2018 was $129.7 million, compared to $123.7 million for the first nine months of 2017. The net interest margin of 3.38% in the first nine months of 2018 equaled net interest margin for the same period in 2017. A 23 basis point increase in the yield on interest-earning assets was offset by a 29 basis point increase in the cost of interest-bearing liabilities. The increase in yield on interest-earning assets primarily resulted from an increase in rates caused by the recent increases in the federal funds rate and prime rate, while the increase in the cost of interest-bearing liabilities was due primarily to a higher cost of deposits resulting from CD and money market promotions as well as an increasingly competitive market for deposits resulting from the higher interest rate environment. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the nine months ended September 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%, while rates for the nine months ended September 30, 2017 are computed on a tax equivalent basis using a tax rate of 35%.

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,246,338	$142,384	4.48%	$3,993,030	$127,453	4.27%
Taxable investment securities and other	732,494	12,160	2.21%	704,645	11,137	2.11%
Tax-exempt securities	82,014	1,644	2.67%	109,747	2,362	2.87%
Federal funds sold (2)	65,831	844	1.71%	90,128	618	0.91%
Total interest-earning assets	5,126,677	157,032	4.09%	4,897,550	141,570	3.86%
Noninterest-earning assets:
Allowance for loan and lease losses	(36,458)			(32,512)
Other assets	382,782			367,245
TOTAL ASSETS	$5,473,001			$5,232,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$491,810	$217	0.06%	$489,562	$208	0.06%
Interest-bearing transaction accounts	2,252,112	12,293	0.73%	2,247,674	7,344	0.44%
Time deposits	781,230	8,175	1.40%	587,086	4,009	0.91%
Borrowings	341,119	6,649	2.57%	364,391	6,323	2.29%
Total interest-bearing liabilities	3,866,271	27,334	0.94%	3,688,713	17,884	0.65%
Noninterest-bearing liabilities:
Demand deposits	978,020			949,474
Other liabilities	35,257			29,653
Stockholders’ equity	593,453			564,443
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,473,001			$5,232,283
Net interest income/spread		129,698	3.15%		123,686	3.22%
Tax equivalent basis adjustment		345			827
NET INTEREST INCOME		$129,353			$122,859
Net interest margin (3)			3.38%			3.38%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $141.6 million in the first nine months of 2017 to $157.0 million in the first nine months of 2018, an increase of $15.5 million, or 11%. The increase in interest income was primarily a result of an increase in rates caused by the recent increases in the federal funds rate and prime rate as well as organic growth in loans, as average loans and leases increased $253.3 million compared to the first nine months of 2017. The yield on average loans and leases at 4.48% in the first nine months of 2018 was 21 basis points higher than the first nine months of 2017. The yield on average taxable investment securities increased 10 basis points, while the yield on average tax-exempt investment securities decreased 20 basis points. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cuts and Jobs Act of 2017.

Total interest expense of $27.3 million in the first nine months of 2018 was $9.5 million greater than the $17.9 million reported for the same period in 2017. The cost of average interest-bearing liabilities increased from 0.65% in the first nine months of 2017 to 0.94% in the first nine months of 2018. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. The cost of interest-bearing transaction accounts and time deposits increased by 29 basis points and 49 basis points, respectively, while the cost of borrowings increased 28 basis points compared to the first nine months of 2017. Average time deposits increased from $587.1 million in the first nine months of 2017 to $781.2 million in the first nine months of 2018 primarily as a result of the Company's certificate of deposit promotion beginning in the last half of 2017.
Provision for Loan and Lease Losses
In the first nine months of 2018, a $3.8 million provision for loan and lease losses was recorded, compared to $4.9 million for the same period last year. The Company charged off $3.0 million and recovered $982,000 in the first nine months of 2018 compared to $3.1 million and $907,000, respectively, in the first nine months of 2017. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $16.7 million in the first nine months of 2018 decreased by $3.0 million from $19.7 million in the first nine months of 2017. Noninterest income for the first nine months of 2017 included $2.5 million in gains on sales of investment securities, while there were no such gains in the same period of 2018. Commissions and fees increased $547,000 compared to the first nine months of 2017 due primarily to an increase in loan fees. The Company recorded income on bank owned life insurance of $2.6 million for the first nine months of 2018, an increase of $1.0 million compared to the same period in 2017 due primarily to the same reasons discussed in the quarterly comparison, while gains on sales of loans decreased $317,000 due to a decline in sales of mortgages. Other income decreased $1.2 million compared to the same period in 2017 due primarily to one time gains of $881,000 on the sale of three former branches and a $324,000 gain on the payoff of an acquired loan recorded during the first nine months of 2017. Additionally, gains on sales of other real estate owned in the first nine months of 2018 decreased $385,000 compared to the same period in 2017.
Noninterest Expense
Noninterest expense in the first nine months of 2018 totaled $82.5 million, which was $3.8 million more than the $78.7 million reported for the first nine months of 2017. In the first nine months of 2017, noninterest expense included $2.8 million in long-term debt prepayment fees compared to none in the first nine months of 2018. Salaries and employee benefits expense of $50.9 million increased $5.3 million, or 12%, from the same period last year, due primarily to the same reasons discussed in the quarterly comparison. Data processing expense and telecommunications expense in the first nine months of 2018 increased $1.0 million and $165,000, respectively, compared to the same period in 2017 due primarily to the expansion and improvement of the Company's digital infrastructure. Stationary, supplies and postage decreased $189,000 primarily as a result of a reduction in consumer deposit mailings during the first nine months of 2018 when compared to the same period of 2017, while marketing expense decreased $191,000 primarily due to a change in marketing strategy which included a change in the Company's marketing agency, bringing the majority of graphic work in house and a shift from traditional print advertising to digital advertising. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.1% in the first nine months of 2018, compared to 53.5% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$82,504	$78,685
Amortization of core deposit intangibles	(452)	(489)
Long Term Debt prepayment fee	—	(2,828)
Noninterest expense, as adjusted	$82,052	$75,368
Net interest income	$129,353	$122,859
Noninterest income	16,682	19,659
Total revenue	146,035	142,518
Tax-equivalent adjustment on municipal securities	345	827
(Gains) losses on sales of investment securities	—	(2,524)
Total revenue, as adjusted	$146,380	$140,821
Efficiency ratio	56.1%	53.5%
Income Tax Expense
The effective tax rate in the first nine months of 2018 was 19.9% compared to 33.2% during the same period last year primarily due to the the same items discussed in the quarterly comparison.
Financial Condition
The Company’s total assets increased $221.4 million from December 31, 2017, to $5.63 billion at September 30, 2018. Total loans net of deferred fees were $4.33 billion, an increase of $175.4 million, or 4%, from $4.15 billion at December 31, 2017. Total deposits were $4.64 billion, an increase of $273.7 million, or 6%, from December 31, 2017.
Loans and Leases
Gross loans and leases of $4.33 billion at September 30, 2018 increased $175.6 million from December 31, 2017, primarily in the commercial loans secured by real estate category which increased $153.2 million, or 5%. Additionally, real estate construction loans increased $32.6 million, or 12%. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, decreased from $14.5 million at December 31, 2017 to $13.9 million at September 30, 2018. Non-accrual loans and leases in the commercial, industrial and other category and other real estate owned increased $1.0 million and $1.9 million, respectively, while the real estate construction loan and residential mortgage loan categories each decreased $1.5 million. The percentage of non-performing assets to total assets was 0.25% at September 30, 2018 compared to 0.27% at December 31, 2017. Non-accrual loans at September 30, 2018 included two loan relationships with a balance of $1 million or greater, totaling $2.1 million, and three loan relationships between $500,000 and $1.0 million, totaling $2.2 million.
There were $16,000 in loans and leases past due ninety days or more and still accruing at September 30, 2018 compared to $200,000 at December 31, 2017. These loans primarily consist of open-end consumer loans secured by real estate which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.
On September 30, 2018, the Company had $9.0 million in loans that were troubled debt restructurings and accruing interest income compared to $11.5 million at December 31, 2017. The Company has troubled debt restructurings that are accruing interest on loans that are expected to be able to perform under the modified terms of the loan. On September 30, 2018, the Company had $3.9 million in troubled debt restructurings that were included in non-accrual loans compared to $2.7 million at December 31, 2017. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2018, the Company had $18.4 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $22.6 million at year-end 2017. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $170,000 and $503,000, respectively, at September 30, 2018. For more information on impaired loans and leases see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $349,000 of the allowance for loan and lease losses has been allocated for impairment at September 30, 2018 compared to $505,000 at December 31, 2017. At September 30, 2018, the Company also had $37.0 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.3 million at December 31, 2017.
At September 30, 2018, there were commitments to lend $659,000 in additional funds on non-accrual loans. There were no loans and leases at September 30, 2018, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.
The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2017
Balance of the allowance at the beginning of the year	$35,455	$31,245	$31,245
Loans and leases charged off:
Commercial, secured by real estate	(256)	(618)	(762)
Commercial, industrial and other	(1,452)	(430)	(477)
Leases	(463)	(250)	(305)
Real estate - mortgage	(131)	(408)	(441)
Real estate - construction	(248)	(609)	(609)
Home equity and consumer	(416)	(784)	(852)
Total loans charged off	(2,966)	(3,099)	(3,446)
Recoveries:
Commercial, secured by real estate	440	390	396
Commercial, industrial and other	273	150	172
Leases	7	39	59
Real estate - mortgage	7	3	5
Real estate - construction	12	24	31
Home equity and consumer	243	301	903
Total recoveries	982	907	1,566
Net charge-offs	(1,984)	(2,192)	(1,880)
Provision for loan and lease losses	3,822	4,872	6,090
Ending balance	$37,293	$33,925	$35,455
Net charge-offs as a percentage of average loans and leases outstanding	0.06%	0.07%	0.05%
Allowance as a percentage of total loans and leases outstanding	0.86%	0.83%	0.85%
Allowance as a percentage of non-accrual loans	335.25%	250.46%	259.65%
The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. Management performs a formal quarterly evaluation of the allowance for loan and lease losses. This quarterly process is performed by the credit administration department and approved by the Chief Credit Officer. All supporting documentation with regard to the evaluation process is maintained by the credit administration department. Each quarter, the evaluation along with the supporting documentation is reviewed by the finance department before approval by the Chief Credit Officer. The allowance evaluation is then presented to an Allowance for Loan and Lease Losses Committee, which gives final approval to the allowance evaluation before being presented to the Board of Directors for their approval.
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
The overall balance of the allowance for loan and lease losses of $37.3 million at September 30, 2018 increased $1.8 million, from December 31, 2017, an increase of 5%. The change in the allowance within loan segments during the two comparable periods captures changes in the non-performing loan and charge-off statistics, changes in the risk ratings of the loans and the level of growth.
Non-performing loans and leases of $11.1 million at September 30, 2018 decreased $2.5 million from December 31, 2017. The allowance for loan and lease losses as a percent of total loans was 0.86% at September 30, 2018 compared to 0.85% at December 31, 2017. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2018.
Investment Securities
For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased $4.1 million, from $767.7 million at December 31, 2017 to $771.8 million at September 30, 2018.
Deposits
Total deposits increased from $4.37 billion at December 31, 2017 to $4.64 billion at September 30, 2018, an increase of $273.7 million, or 6%. Savings and interest-bearing transaction accounts and time deposits increased $191.3 million and $53.4 million, respectively.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $66.4 million for the first nine months of 2018 compared to $47.2 million for the same period in 2017.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2018, Lakeland’s deposits increased $273.7 million.

•
Sales of securities. At September 30, 2018 the Company had $613.2 million in securities designated “available for sale.” Of these securities, $402.6 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2018. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million of which $15.0 million was outstanding at September 30, 2018. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2018.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2018 follows.
Cash and cash equivalents totaling $180.2 million on September 30, 2018 increased $37.3 million from December 31, 2017. Operating activities provided $66.4 million in net cash. Investing activities used $202.1 million in net cash, primarily reflecting an increase in loans and leases and the purchase of securities. Financing activities provided $173.0 million in net cash primarily reflecting the net increase in deposits of $274.0 million offset by net repayments from federal funds purchased and other borrowings of $84.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2018. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
	(dollars in thousands)
Minimum annual rentals on noncancellable operating leases	$28,982	$3,227	$5,854	$4,794	$15,107
Benefit plan commitments	5,735	307	793	818	3,817
Remaining contractual maturities of time deposits	790,829	568,829	176,849	45,151	—
Subordinated debentures	104,995	—	—	—	104,995
Loan commitments	1,046,302	715,906	149,131	21,475	159,790
Other borrowings	184,640	64,348	81,038	39,254	—
Interest on other borrowings*	63,601	8,554	14,786	11,931	28,330
Standby letters of credit	21,239	20,676	483	—	80
Total	$2,246,323	$1,381,847	$428,934	$123,423	$312,119
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.13%.
Capital Resources
Total stockholders’ equity increased from $583.1 million on December 31, 2017 to $607.6 million on September 30, 2018, an increase of $24.4 million. Book value per common share increased to $12.79 on September 30, 2018 from $12.31 on December 31, 2017. Tangible book value per share increased from $9.38 per share on December 31, 2017 to $9.88 per share on September 30, 2018, an increase of 5%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2017 to September 30, 2018 was primarily due to $47.9 million of net income, partially offset by other comprehensive loss on the Company's available for sale securities portfolio of $9.1 million and the payment of cash dividends on common stock of $15.8 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of September 30, 2018, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
The Company	9.42%	9.12%	10.56%	10.18%	11.21%	10.87%	13.69%	13.40%
Lakeland Bank	10.19%	10.06%	12.14%	12.00%	12.14%	12.00%	13.01%	12.86%
Required capital ratios including conservation buffer	4.00%	4.00%	6.38%	5.750%	7.88%	7.250%	9.88%	9.250%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$607,555	$583,122
Less:
Goodwill	136,433	136,433
Other identifiable intangible assets, net	1,910	2,362
Total tangible common stockholders’ equity at end of period - Non-GAAP	$469,212	$444,327
Shares outstanding at end of period	47,485	47,354
Book value per share - GAAP	$12.79	$12.31
Tangible book value per share - Non-GAAP	$9.88	$9.38
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$469,212	$444,327
Total assets at end of period	$5,627,057	$5,405,639
Less:
Goodwill	136,433	136,433
Other identifiable intangible assets, net	1,910	2,362
Total tangible assets at end of period - Non-GAAP	$5,488,714	$5,266,844
Common equity to assets - GAAP	10.80%	10.79%
Tangible common equity to tangible assets - Non-GAAP	8.55%	8.44%

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$16,758	$13,723	$47,851	$39,405
Total average common stockholders’ equity	$603,059	$574,113	$593,453	$564,443
Less:
Average goodwill	136,433	136,433	136,433	135,981
Average other identifiable intangible assets, net	1,982	2,606	2,138	2,981
Total average tangible common stockholders’ equity - Non-GAAP	$464,644	$435,074	$454,882	$425,481
Return on average common stockholders’ equity - GAAP	11.02%	9.48%	10.78%	9.33%
Return on average tangible common stockholders’ equity - Non-GAAP	14.31%	12.51%	14.06%	12.38%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $174.2 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
September 30, 2018	(0.4)%	(2.4)%
December 31, 2017	(1.1)%	(3.6)%
The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%	(10.0)%
September 30, 2018	2.4%	1.7%	0.9%	(3.0)%	(10.6)%
December 31, 2017	0.3%	0.3%	0.3%	(5.9)%	(10.3)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2018 (the base case) was $847.0 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%
September 30, 2018	(4.4)%	(2.8)%	(1.3)%	0.1%	(0.8)%
December 31, 2017	(5.0)%	(3.3)%	(1.4)%	(0.4)%	(2.6)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 8, 2018