Form 10-K
period 2018-12-31
LAKELAND BANCORP INC
filed 2019-03-01
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018.
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
Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $901,226,000, based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock, as of February 22, 2019, was 50,336,797.

DOCUMENTS INCORPORATED BY REFERENCE:
Lakeland Bancorp, Inc’s. Proxy Statement for its 2019 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.
Form 10-K Index

-i-

PART I
ITEM 1 - Business.
GENERAL
Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). The Bank operates 54 branch offices throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and also including one branch in Highland Mills, New York; six New Jersey regional commercial lending centers in Bernardsville, Jackson, Montville, Newton, Teaneck and Waldwick; and one in New York to serve the Hudson Valley region. Lakeland also has a commercial loan production office serving Middlesex and Monmouth counties in New Jersey. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, the Company has acquired eight community banks with an aggregate asset total of approximately $2.3 billion, including its most recent acquisition of Highlands State Bank and its parent, Highlands Bancorp, Inc. ("Highlands Bancorp"), which closed on January 4, 2019. All of the acquired banks have been merged into Lakeland and the acquired holding companies, if applicable, have been merged into the Company.
At December 31, 2018, Lakeland Bancorp had total consolidated assets of $5.8 billion, total consolidated deposits of $4.6 billion, total consolidated loans, net of the allowance for loan and lease losses, of $4.4 billion and total consolidated stockholders’ equity of $623.7 million. Following the closing of Lakeland Bancorp's acquisition of Highlands Bancorp and its subsidiary, Highlands State Bank, on January 4, 2019, Lakeland Bancorp's total assets approximated $6.3 billion.
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
Commercial Bank Services
Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York, and surrounding areas. In the lending area, these services include commercial real estate loans, commercial and industrial loans, short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans, small business administration (“SBA”) loans and merchant credit card services. Through Lakeland’s equipment financing division, the Company provides a financing solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.
Depository products include demand deposits, as well as savings, money market and time accounts. Lakeland offers internet banking, mobile banking, wire transfer and night depository services to the business community and municipal relationships. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.
Consumer Banking
Lakeland also offers a broad range of consumer banking services, including checking accounts, savings accounts, interest-bearing checking accounts, money market accounts, certificates of deposit, internet banking, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.

Other Services
Investment advisory services for individuals and businesses are also available. Additionally, through Lakeland Title Group LLC, the Bank provides commercial title insurance services and life insurance products through Lakeland Financial Services Agency, Inc.
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
Employees
At December 31, 2018, the Company had 652 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement. The Company considers relations with its employees to be good.
SUPERVISION AND REGULATION
General
The Company is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Company has also elected financial holding company status under the Modernization Act, as further discussed below. The Company is subject to examination by the Federal Reserve Board.
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
The Basel Rules also require a “capital conservation buffer.” As of the full phase-in on January 1, 2019, Lakeland Bancorp and Lakeland Bank are required to maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, effectively resulting in the following minimum capital ratios on January 1, 2019:

•	CET1 of 7.0%;

•	Tier 1 Capital Ratio of 8.5%; and

•	Total Capital Ratio of 10.5%.
The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increased by 0.625% on each subsequent January 1 until it reached 2.5% on January 1, 2019. Accordingly, as of January 1, 2019, the minimum capital ratios applicable to Lakeland Bancorp and Lakeland Bank are 7.0% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
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
As of December 31, 2018, Lakeland Bancorp and Lakeland Bank met all capital requirements under the Basel Rules as then in effect, and the Company believes that as of such date, it would meet all capital requirements under the Basel Rules on a fully phased-in basis, if the full phase-in of such requirements were currently in effect.
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
In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $1.6 million in total FDIC assessments in 2018 and $1.6 million in 2017.

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
In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $149,000 in 2018. The last of the remaining FICO bonds will mature in September 2019 and the FDIC anticipates that the last FICO assessment will be collected on March 29, 2019 with a provision that, should additional funds be required, another assessment will be collected in June 2019. Lakeland anticipates its FICO premium to be approximately $20,000 in 2019.
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
The Bank’s total reported CLD loans represented 53% of total risk-based capital at December 31, 2018. The Bank’s total reported CRE loans to total capital was 425% at December 31, 2018, while the Bank’s CRE portfolio has increased by 104% over the preceding 36 months. The growth rate of the preceding 36 months included the acquisitions of Pascack Community Bank and Harmony Bank, but did not include the acquisition of Highlands State Bank.
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
Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability. Competition for our deposits has increased significantly as a result of the rising interest rate environment.
Declines in value may adversely impact our investment portfolio.
As of December 31, 2018, the Company had approximately $638.6 million and $153.6 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
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
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
As further described above under “Business-Supervision and Regulation-Capital Requirements,” we were required to meet new capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banks and bank holding companies were required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increased by 0.625% on each subsequent January 1 until it reached 2.5% when fully phased in on January 1, 2019. Banking institutions which do not maintain capital in excess of the capital conservation buffer face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.
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
In addition, as described under “Business-Supervision and Regulation-Capital Requirements,” banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increased by 0.625% on each subsequent January 1 until it reached 2.5% when fully phased in on January 1, 2019. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if Lakeland Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.
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
Recent New Jersey legislative changes may increase tax expense.
In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax of 2.5% on corporations earning New Jersey allocated income in excess of $1.0 million for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of a combined group for tax years beginning on or after January 1, 2019, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, and we cannot yet fully evaluate the impact of the legislation on overall tax expense or the valuation of the deferred tax asset. It is likely that we will lose the benefit of various tax management strategies, and as a result, the total tax expense will increase. We have completed the initial process of determining the accounting under ASC Topic 740, Income Taxes, for the income tax effects of the recent New Jersey legislation, as discussed in the related notes to the consolidated financial statements. Technical corrections or other forthcoming guidance could change how we interpret provisions of the New Jersey Tax legislation, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or tax liabilities.
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
ITEM 1B - Unresolved Staff Comments.
Not Applicable.
ITEM 2 – Properties.
Lakeland Bank conducts business through 54 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and also including one branch in Highland Mills, New York. Lakeland Bank also operates six New Jersey regional commercial lending centers in Bernardsville, Jackson, Montville, Newton, Teaneck and Waldwick; and one in New York to serve the Hudson Valley region. Lakeland also has a commercial loan production office serving Middlesex and Monmouth counties in New Jersey. The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438.
The aggregate net book value of premises and equipment was $49.2 million at December 31, 2018. As of December 31, 2018, 26 of the Company’s facilities were owned and 33 were leased for various terms.
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

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 61	2008
President and CEO of the Company and the Bank (April 2008 - Present); President and Chief Credit Officer (May 2007 - April 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 - May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division.

Thomas F. Splaine, Jr. Age 53	2016
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

Ronald E. Schwarz Age 64	2009
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

Ellen Lalwani Age 55	2018	Executive Vice President and Chief Retail Officer of the Company and the Bank (January 2018 - Present); Senior Vice President and Director of Retail Sales of the Bank (August 2008 - January 2018).
Timothy J. Matteson, Esq. Age 49	2008
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

James M. Nigro Age 51	2016
Executive Vice President, Chief Risk Officer of the Company (March 2016 - Present); Senior Vice President, Credit Risk Manager of The Provident Bank (December 2013 - March 2016); Senior Vice-President, Commercial Lending of Lakeland Bank (May 2013 - December 2013); Executive Vice President, Chief Lending Officer of Somerset Hills Bank (July 2001 - May 2013).

John F. Rath, III Age 60	2018
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

PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2018, there were approximately 2,895 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented.

	High	Low	Dividends Declared
Year Ended December 31, 2018
First Quarter	$21.05	$19.10	$0.100
Second Quarter	20.95	19.30	0.115
Third Quarter	20.70	18.05	0.115
Fourth Quarter	18.08	13.88	0.115

	High	Low	Dividends Declared
Year Ended December 31, 2017
First Quarter	$20.75	$18.00	$0.095
Second Quarter	20.35	18.40	0.100
Third Quarter	20.40	17.65	0.100
Fourth Quarter	21.65	19.05	0.100

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
The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $544.1 million was available for the payment of dividends from Lakeland Bank to the Company as of December 31, 2018.
Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 - Business - Supervision and Regulation - Dividend Restrictions” and “Capital Requirements.”

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2013 and ending December 31, 2018 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.
 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2018

Company/Market/Peer Group	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Lakeland Bancorp, Inc.	100.00	102.30	106.28	181.74	183.10	144.25
NASDAQ Market Index	100.00	114.75	122.74	133.62	173.22	168.30
Regional Northeast Banks	100.00	108.04	113.01	157.09	164.47	143.56

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

	At or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Income Statement
Interest income	$213,121	$190,204	$163,296	$127,514	$122,503
Interest expense	39,562	24,966	17,647	10,874	8,937
Net interest income	173,559	165,238	145,649	116,640	113,566
Provision for loan and lease losses	4,413	6,090	4,223	1,942	5,865
Noninterest income excluding gains on investment securities and gain on debt extinguishment	22,893	22,911	20,960	19,090	17,720
Gains on sales of investment securities	—	2,524	370	241	2
Loss on equity securities	(583)	—	—	—	—
Gain on early debt extinguishment	—	—	—	1,830	—
Merger related expenses	464	—	4,103	1,152	—
Long-term debt prepayment fee	—	2,828	—	2,407	—
Noninterest expenses	110,703	101,706	95,814	83,652	79,135
Income before income taxes	80,289	80,049	62,839	48,648	46,288
Income tax provision	16,888	27,469	21,321	16,167	15,159
Net income	$63,401	$52,580	$41,518	$32,481	$31,129
Per-Share Data (1)
Weighted average shares outstanding:
Basic	47,578	47,438	42,912	37,844	37,749
Diluted	47,766	47,674	43,114	37,993	37,869
Earnings per share:
Basic	$1.32	$1.10	$0.96	$0.85	$0.82
Diluted	$1.32	$1.09	$0.95	$0.85	$0.82
Cash dividend per common share	$0.45	$0.40	$0.37	$0.33	$0.29
Book value per common share	$13.14	$12.31	$11.65	$10.57	$10.01
Tangible book value per common share (2)	$10.22	$9.38	$8.70	$7.62	$7.06
Balance Sheet
Investment securities available for sale and other (5)	$667,840	$658,711	$621,803	$456,436	$467,295
Investment securities held to maturity	153,646	139,685	147,614	116,740	107,976
Loans and leases, net of deferred fees	4,456,733	4,152,720	3,870,598	2,965,200	2,653,826
Goodwill and other identifiable intangible assets	138,201	138,795	139,091	111,519	111,934
Total assets	5,806,093	5,405,639	5,093,131	3,869,550	3,538,325
Total deposits	4,620,670	4,368,748	4,092,835	2,995,572	2,790,819
Total core deposits (3)	3,863,632	3,631,320	3,547,927	2,652,251	2,510,857
Term borrowings	286,145	296,913	365,650	303,143	243,736
Total stockholders’ equity	623,739	583,122	550,044	400,516	379,438
Performance Ratios
Return on average assets	1.15%	1.00%	0.90%	0.89%	0.92%
Return on average tangible common equity (2)	13.78%	12.24%	12.19%	11.58%	12.21%
Return on average equity	10.59%	9.25%	8.75%	8.28%	8.48%
Efficiency ratio (2)(4)	56.09%	53.40%	56.74%	60.94%	59.48%
Net interest margin (tax equivalent basis)	3.36%	3.38%	3.41%	3.47%	3.64%
Loans to deposits	96.45%	95.06%	94.57%	98.99%	95.09%
Capital Ratios
Common equity to asset ratio	10.74%	10.79%	10.80%	10.35%	10.72%
Tangible common equity to tangible assets (2)	8.57%	8.44%	8.30%	7.69%	7.81%
Tier 1 leverage ratio (6)	9.39%	9.12%	9.07%	8.70%	9.08%
Tier 1 risk-based capital ratio (6)	11.27%	10.87%	10.85%	10.53%	11.76%
Total risk-based capital ratio (6)	13.71%	13.40%	13.48%	11.61%	12.98%
CET1 ratio (6)	10.62%	10.18%	10.11%	9.54%	NA

(1)	Restated for 5% stock dividend in 2014.

(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.

(3)	Core deposits represent all deposits with the exception of time deposits.

(4)
Ratio represents noninterest expense, excluding long-term debt prepayment fee, merger related expenses and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus noninterest income.

(5)	Includes investment in equity securities, Federal Home Loan Bank and other membership stock, at cost.

(6)	Beginning March 31, 2015, these ratios were calculated according to the Basel III capital rules that took effect on January 1, 2015.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary, Lakeland Bank.
Statements Regarding Forward-Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan and lease losses), corporate objectives and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, successful implementation, deployment and upgrades of new and existing technology, systems, services and products, customers’ acceptance of Lakeland’s products and services, competition and failure to realize anticipated efficiencies and synergies from the merger of Highlands Bancorp, Inc. into the Company and Highlands State Bank into Lakeland.
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
Strategy
The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 54 banking offices located in Northern and Central New Jersey and Highland Mills, New York. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2018, the Company has acquired seven community banks with an aggregate asset total of approximately $1.8 billion at the date of the respective acquisitions. On January 4, 2019, the Company completed its acquisition of Highlands Bancorp, Inc., with four branches and assets totaling approximately $480.8 million. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. The Company’s strategy is to continue growing both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.
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
The Company continues to control its expenses by continually reviewing its ongoing noninterest expense, including evaluating its salary expense, ongoing service contract expense, marketing expenses and other expenses. The Company also controls its expenses by leveraging its technology investments that maximize the efficient delivery of products and services to its customers, which allows it further to evaluate its infrastructure. Through this process, Lakeland Bank has consolidated and closed branches in markets where it may have more branches than necessary, including seven branches in 2016 and three branches in 2018, while permitting it to expand and open a branch in 2017 in an area of opportunity (Highland Mills, New York). The Company expects to open its newest branch in Clifton, New Jersey in March 2019.
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

The methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for impaired loans and leases, including purchase-credit impaired loans.

•
The establishment of reserves for pools of homogeneous loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 - 4 family residential mortgages, and consumer loans.

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
Financial Overview
The year ended December 31, 2018 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Net income was $63.4 million, or $1.32 per diluted share, for the year ended December 31, 2018 compared to net income of $52.6 million, or $1.09 per diluted share, for 2017.

•
In 2018, return on average assets was 1.15%, return on average common equity was 10.59% and return on average tangible common equity was 13.78%. This compared to 2017 ratios of return on average assets of 1.00%, return on average common equity of 9.25% and return on average tangible common equity of 12.24%.

•	Total loans and leases increased by $304.0 million, or 7%, in 2018 when compared to 2017, with the majority of the increase in the commercial loans secured by real estate category.

•	Total deposits increased $251.9 million, or 6%, in 2018 compared to 2017.

•	The Company’s net interest margin was 3.36% for 2018 compared to 3.38% for 2017.

•	Asset quality remains strong with total non-performing assets decreasing to 0.22% of total assets at December 31, 2018 from 0.27% of total assets at December 31, 2017.
During the fourth quarter of 2018, Highlands Bancorp shareholders approved the merger of Highlands Bancorp with and into the Company. This merger, along with the merger of Highlands State Bank with and into Lakeland, was consummated on January 4, 2019, adding approximately $480.8 million in total assets to the Company. For more information, please see Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Net Income
Net income for 2018 was $63.4 million, or $1.32 per diluted share, compared to net income of $52.6 million, or $1.09 per diluted share, in 2017. The major contributing factors to the increase in net income were an increase in net interest income of $8.3 million from 2017 to 2018 due to an increase in interest-earning assets resulting from organic growth and a $10.6 million decrease in our provision for income taxes, principally reflecting the impact of the Tax Cuts and Jobs Act of 2017.
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
Net interest income on a tax equivalent basis for 2018 was $174.0 million, compared to $166.3 million in 2017, resulting primarily from growth in average earning assets of $255.2 million. The net interest margin decreased from 3.38% in 2017 to 3.36% in 2018 primarily as a result of a 34 basis point increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities is primarily attributable to the rise in short-term market interest rates and increasing competition for deposits. The effect of the increase in the cost of funds on net interest income was partially mitigated by an increase in the yield on interest-earning assets of 24 basis points and an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $25.1 million. The components of net interest income will be discussed in greater detail below.

Interest income and expense volume/rate analysis. The following table shows the impact that changes in average balances of the Company’s assets and liabilities and changes in average interest rates have had on the Company’s net interest income over the past three years. This information for 2018 is presented on a tax equivalent basis assuming a 21% tax rate, while rates for 2016 and 2017 are presented on a tax equivalent basis assuming a 35% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
	(in thousands)
INTEREST INCOME
Loans and leases	$11,420	$9,381	$20,801	$19,713	$2,852	$22,565
Taxable investment securities and other	655	1,068	1,723	3,972	(148)	3,824
Tax-exempt investment securities	(657)	(249)	(906)	404	(84)	320
Federal funds sold	(85)	764	679	(96)	407	311
Total interest income	11,333	10,964	22,297	23,993	3,027	27,020
INTEREST EXPENSE
Savings deposits	2	15	17	1	(38)	(37)
Interest-bearing transaction accounts	279	8,246	8,525	1,334	2,694	4,028
Time deposits	1,782	3,696	5,478	1,040	1,057	2,097
Borrowings	(377)	953	576	(555)	1,786	1,231
Total interest expense	1,686	12,910	14,596	1,820	5,499	7,319
NET INTEREST INCOME	$9,647	$(1,946)	$7,701	$22,173	$(2,472)	$19,701
The following table reflects the components of the Company’s net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for 2018 are computed on a tax equivalent basis assuming a 21% tax rate, while rates for 2016 and 2017 are computed on a tax equivalent basis assuming a 35% tax rate.

	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,283,401	$193,143	4.51%	$4,024,257	$172,342	4.28%	$3,562,882	$149,777	4.20%
Taxable investment securities and other	736,241	16,710	2.27%	706,167	14,987	2.12%	518,905	11,163	2.15%
Tax-exempt securities	80,456	2,163	2.69%	104,267	3,069	2.94%	90,431	2,749	3.04%
Federal funds sold (2)	82,096	1,559	1.90%	92,295	880	0.95%	123,166	569	0.46%
Total interest-earning assets	5,182,194	213,575	4.12%	4,926,986	191,278	3.88%	4,295,384	164,258	3.82%
Noninterest-earning assets:
Allowance for loan and lease losses	(36,804)			(33,148)			(31,190)
Other assets	383,524			373,723			355,622
TOTAL ASSETS	$5,528,914			$5,267,561			$4,619,816
LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
Savings accounts	$489,742	$293	0.06%	$486,821	$276	0.06%	$485,004	$313	0.06%
Interest-bearing transaction accounts	2,301,065	18,711	0.81%	2,241,259	10,186	0.45%	1,880,391	6,158	0.33%
Time deposits	778,180	11,616	1.49%	623,257	6,138	0.98%	506,487	4,041	0.80%
Borrowings	340,414	8,942	2.63%	357,978	8,366	2.34%	393,149	7,135	1.81%
Total interest-bearing liabilities	3,909,401	39,562	1.01%	3,709,315	24,966	0.67%	3,265,031	17,647	0.54%
Noninterest-bearing liabilities:
Demand deposits	984,445			959,298			852,629
Other liabilities	36,541			30,268			27,616
Stockholders’ equity	598,527			568,680			474,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,528,914			$5,267,561			$4,619,816
Net interest income/spread		174,013	3.11%		166,312	3.21%		146,611	3.28%
Tax equivalent basis adjustment		454			1,074			962
NET INTEREST INCOME		$173,559			$165,238			$145,649
Net interest margin (3)			3.36%			3.38%			3.41%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, loans held for sale, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $191.3 million in 2017 to $213.6 million in 2018, an increase of $22.3 million, or 12%. The increase in interest income was primarily a result of organic growth in loans as well as an increase in interest rates caused by the recent increases in the federal funds rate and prime rate. The average balance of loans and leases increased $259.1 million compared to 2017, while the yield on average loans and leases of 4.51% in 2018 was 23 basis points greater than 2017. The yield on average taxable investment securities increased 15 basis points, while the yield on tax-exempt investment securities decreased 25 basis points compared to 2017. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cuts and Jobs Act of 2017.
Interest income on a tax equivalent basis increased from $164.3 million in 2016 to $191.3 million in 2017, an increase of $27.0 million, or 16%. The increase in interest income was primarily a result of the full-year impact of the 2016 Harmony Bank acquisition as well as organic growth in loans, as the average balance of loans and leases increased $461.4 million compared to 2016. The yield on average loans and leases of 4.28% in 2017 was 8 basis points greater than 2016. The yield on average taxable investment securities and tax-exempt investment securities decreased by 3 and 10 basis points, respectively, compared to 2016. Interest on taxable investment securities in 2016, included $358,000 in income on called U.S. government agency securities. The decrease in yield on tax-exempt investment securities was primarily due to securities maturing at higher rates and new purchases of short-term securities at lower rates.
Total interest expense increased from $25.0 million in 2017 to $39.6 million in 2018, an increase of $14.6 million, or 58%, primarily due to the increasing interest rate environment. The cost of average interest-bearing liabilities increased from 0.67% in 2017 to 1.01% in 2018 primarily due to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowing. The cost of interest-bearing transaction accounts and time deposits increased by 36 basis points and 51 basis points, respectively, while the cost of borrowings increased 29 basis points compared to 2017. The increase in the cost of interest-bearing transaction accounts was due primarily to increases in yields on public funds deposits as many of the accounts are indexed to the Fed Funds rate. A money market deposit account promotion also contributed to the increase in the cost of interest-bearing transaction accounts. Average time deposits increased from $623.3 million in 2017 to $778.2 million in 2018 primarily as a result of the Company's certificate of deposit promotion beginning in the last half of 2017.
Total interest expense increased from $17.6 million in 2016 to $25.0 million in 2017, an increase of $7.3 million, or 41%, primarily due to the increasing rate environment. The cost of average interest-bearing liabilities increased from 0.54% in 2016 to 0.67% in 2017. The increase in the cost of interest-bearing liabilities was due to an increase in the cost of borrowings and an increasingly competitive market for deposits. The 53 basis point increase in the cost of borrowings was due primarily to a $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. During 2017, average interest-bearing transaction accounts and time deposits increased 19% and 23%, respectively, while the yield for those categories increased by 12 basis points and 18 basis points, respectively.
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
The provision for loan and lease losses decreased from $6.1 million in 2017 to $4.4 million in 2018. The decreased provision during 2018 was primarily a result of continued low charge-off rates. For more information, please see the discussion under "Risk Elements" below.
The provision for loan and lease losses increased from $4.2 million in 2016 to $6.1 million in 2017. The increased provision during 2017 was primarily a result of commercial real estate loan growth and higher charge-offs in commercial construction loans.
Noninterest Income
Noninterest income of $22.3 million in 2018 decreased by $3.1 million compared to 2017. Included in noninterest income in 2018, was a $583,000 loss on equity securities compared to $2.5 million in gains on sales of investment securities in 2017. In 2018 there was a $561,000 loss on sales of premises and equipment compared to $838,000 in gains in 2017. Noninterest income in 2017 also included a $342,000 gain on the payoff of an acquired loan. Noninterest income for 2018 had increases in commissions and fees of $684,000 and an increase in income on bank owned life insurance of $902,000, which included death benefit income. Gains on sale of loans decreased $507,000 in 2018, compared to 2017. Noninterest income represented 11% of total revenue in 2018. Total revenue is defined as net interest income plus noninterest income.

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
Noninterest Expense
Noninterest expense totaling $111.2 million increased $6.6 million in 2018 from 2017. During 2017, the Company incurred $2.8 million in long-term debt prepayment penalties, and in 2018, the Company incurred $464,000 in merger related expenses. Excluding the 2017 long-term debt prepayment fees and 2018 merger expenses, the resulting $9.0 million net increase was primarily due to a $7.4 million increase in salary and employee benefit costs resulting from additions to our staff to support continued growth, as well as normal merit increases and higher benefit costs. The Company also recorded a life insurance payout related to a BOLI death benefit received in the third quarter of 2018. Data processing expense was $3.6 million, an increase of $1.6 million resulting from the Company’s expansion and improvement of its digital infrastructure. Stationery, supplies and postage and marketing expense decreased $172,000 and $238,000, respectively, while telecommunication expense and ATM and debit card expense increased $162,000 and $144,000, respectively.
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
The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding long-term debt prepayment fees, merger related expenses and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities and gain on debt extinguishment). In 2018, the Company’s efficiency ratio on a tax equivalent basis was 56.09% compared to 53.40% in 2017. The efficiency ratio was 56.74% in 2016.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$111,167	$104,534	$99,917	$87,211	$79,135
Less:
Amortization of core deposit intangibles	(594)	(654)	(734)	(415)	(464)
Merger related expenses	(464)	—	(4,103)	(1,152)	—
Long-term debt prepayment fee	—	(2,828)	—	(2,407)	—
Noninterest expense, as adjusted	$110,109	$101,052	$95,080	$83,237	$78,671
Net interest income	$173,559	$165,238	$145,649	$116,640	$113,566
Noninterest income	22,310	25,435	21,330	21,161	17,722
Total revenue	195,869	190,673	166,979	137,801	131,288
Plus: Tax-equivalent adjustment on municipal securities	454	1,074	962	857	972
Less: Gains on sales of investment securities and debt extinguishment	—	(2,524)	(370)	(2,071)	(2)
Total revenue, as adjusted	$196,323	$189,223	$167,571	$136,587	$132,258
Efficiency ratio (Non-GAAP)	56.09%	53.40%	56.74%	60.94%	59.48%

Income Taxes
The Company’s effective income tax rate was 21.0%, 34.3% and 33.9%, in the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate decrease from 2017 to 2018 was primarily due to the change in tax rates resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the changes in New Jersey tax law during 2018. The effective tax rate increase from 2016 to 2017 was primarily as a result of a decrease in tax advantaged items as a percent of pre-tax income.
Financial Condition
Total assets increased from $5.41 billion at December 31, 2017 to $5.81 billion at December 31, 2018, an increase of $400.5 million, or 7%. Loans, net of deferred fees, were $4.46 billion, an increase of $304.0 million, or 7%, from $4.15 billion at December 31, 2017. Total deposits were $4.62 billion, an increase of $251.9 million, or 6%, from December 31, 2017. Total assets at year-end 2017 increased $312.5, or 6%, from year-end 2016.
Loans and Leases
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast.
Gross loans and leases of $4.46 billion increased by $303.8 million from December 31, 2017, primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate increased $226.6 million, or 8%, from December 31, 2017 to December 31, 2018. Leases and real estate construction loans increased $12.9 million, or 17%, and $54.6 million, or 21%, respectively. Gross loans and leases of $4.16 billion at December 31, 2017 increased by $282.8 million from December 31, 2016, primarily in the commercial loans secured by real estate category.
The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Commercial, secured by real estate	$3,057,779	$2,831,184	$2,556,601	$1,761,589	$1,529,761
Commercial, industrial and other	336,735	340,400	350,228	307,044	238,252
Leases	87,925	75,039	67,016	56,660	54,749
Real estate - residential mortgage	329,854	322,880	349,581	389,692	431,190
Real estate - construction	319,545	264,908	211,109	118,070	64,020
Home equity and consumer	328,609	322,269	339,360	334,891	337,642
Total loans and leases	4,460,447	4,156,680	3,873,895	2,967,946	2,655,614
Deferred fees	(3,714)	(3,960)	(3,297)	(2,746)	(1,788)
Loans and leases, net	$4,456,733	$4,152,720	$3,870,598	$2,965,200	$2,653,826
At December 31, 2018, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2018:

	Within One Year	After One but Within Five Years	After Five Years	Total
	(in thousands)
Commercial, secured by real estate	$217,243	$590,110	$2,250,426	$3,057,779
Commercial, industrial and other	170,774	87,101	78,860	336,735
Real estate - construction	117,996	86,573	114,976	319,545
Total	$506,013	$763,784	$2,444,262	$3,714,059
Predetermined rates	$91,403	$572,698	$284,681	$948,782
Floating or adjustable rates	414,610	191,086	2,159,581	2,765,277
Total	$506,013	$763,784	$2,444,262	$3,714,059
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
The following schedule sets forth certain information regarding Lakeland’s non-accrual loans (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Commercial, secured by real estate	$7,192	$5,890	$10,413	$10,446	$7,424
Commercial, industrial and other	1,019	184	167	103	308
Leases	501	144	153	316	88
Real estate - residential mortgage	1,986	3,860	6,048	8,664	9,246
Real estate - construction	—	1,472	1,472	—	188
Home equity and consumer	1,432	2,105	2,151	3,167	3,415
Total non-accrual loans and leases	12,130	13,655	20,404	22,696	20,669
Other real estate and other repossessed assets	830	843	1,072	983	1,026
Total non-performing assets	$12,960	$14,498	$21,476	$23,679	$21,695
Non-performing assets as a percentage of total assets	0.22%	0.27%	0.42%	0.61%	0.61%
Loans and leases past due 90 days or more and still accruing	$—	$200	$10	$331	$66
Troubled debt restructurings, still accruing	$9,293	$11,462	$8,802	$10,108	$10,579
Non-accrual loans and leases decreased to $12.1 million on December 31, 2018 from $13.7 million at December 31, 2017 due primarily to residential mortgages and real estate construction loans, which decreased $1.9 million or 49% and $1.5 million or 100%, respectively. Partially offsetting these reductions in non-accrual balances was commercial, secured by real estate which increased $1.3 million, or 22%.

Non-accruals include 3 loan relationships between $500,000 and $1.0 million totaling $1.8 million, and 3 loan relationships exceeding $1.0 million totaling $3.7 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $3.6 million and $2.7 million in troubled debt restructurings as of December 31, 2018 and 2017, respectively.
At December 31, 2018 and 2017, Lakeland had $9.3 million and $11.5 million, respectively, in loans that were restructured and still accruing. Restructured loans that are still accruing are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial difficulties of the borrower where the borrower has demonstrated the ability to repay based on the modified terms of the loan.
For 2018, the gross interest income that would have been recorded, had the loans and leases classified at year-end as impaired been performing in conformance with their original terms, was approximately $1.1 million. The amount of interest income actually recorded on those loans and leases for 2018 was $592,000. The resultant loss of $505,000 for 2018 compares with prior year losses of $785,000 for 2017 and $1.0 million for 2016.
As of December 31, 2018, Lakeland had impaired loans and leases totaling $19.7 million (consisting primarily of non-accrual and restructured loans and leases), compared to $22.6 million at December 31, 2017. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $338,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2018 compared to $505,000 at December 31, 2017. At December 31, 2018, Lakeland also had $41.8 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.3 million at December 31, 2017.
There were no additional loans or leases at December 31, 2018, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2018, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Allowance balance, beginning of the year	$35,455	$31,245	$30,874	$30,684	$29,821
Loans and leases charged off:
Commercial, secured by real estate	(421)	(762)	(410)	(1,821)	(2,282)
Commercial, industrial and other	(1,452)	(477)	(796)	(205)	(999)
Leases	(507)	(305)	(366)	(548)	(597)
Real estate - residential mortgage	(131)	(441)	(1,103)	(375)	(827)
Real estate - construction	(248)	(609)	—	(20)	(25)
Home equity and consumer	(588)	(852)	(1,980)	(1,511)	(2,697)
Total loans and leases charged off	(3,347)	(3,446)	(4,655)	(4,480)	(7,427)
Recoveries:
Commercial, secured by real estate	468	396	297	2,221	999
Commercial, industrial and other	317	172	202	183	1,039
Leases	23	59	31	26	19
Real estate - residential mortgage	10	5	8	63	42
Real estate - construction	17	31	18	106	106
Home equity and consumer	332	903	247	129	220
Total recoveries	1,167	1,566	803	2,728	2,425
Net charge-offs	(2,180)	(1,880)	(3,852)	(1,752)	(5,002)
Provision for loan and lease losses	4,413	6,090	4,223	1,942	5,865
Allowance balance, end of year	$37,688	$35,455	$31,245	$30,874	$30,684
Net charge-offs as a percentage of average loans and leases outstanding	0.05%	0.05%	0.11%	0.06%	0.19%
Allowance as a percentage of year-end total loans and leases outstanding	0.84%	0.85%	0.81%	1.04%	1.16%
Allowance as a percent of non-accrual loans and leases	310.70%	259.65%	153.13%	136.03%	148.45%
The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgments and Estimates – Allowance for Loan and Lease Losses.”
Non-accrual loans and leases decreased from $13.7 million on December 31, 2017 to $12.1 million on December 31, 2018 and the allowance for loan and lease losses was 0.84% of total loans and leases on December 31, 2018 compared to 0.85% of total loans and leases on December 31, 2017. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2018.
The overall balance of the allowance for loan and lease losses of $37.7 million at December 31, 2018 increased $2.2 million from December 31, 2017, an increase of 6%. The change of the allowance within segments of the loan portfolio reflects changes in the non-performing loans and charge-off statistics within each segment as well as the level of growth within each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.
The increase in the allowance from December 31, 2017 to December 31, 2018 within the commercial, secured by real estate segment and in the leasing segment reflects loan growth in these segments, as well as an increase in non-performing loans. The decrease in the allowance in commercial, industrial and other loans relates to the migration of loans into lower risk rating categories.

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

	December 31,
	2018		2017		2016		2015		2014
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(dollars in thousands)
Commercial, secured by real estate	$27,881	68.5%	$25,704	68.0%	$21,223	66.1%	$20,223	59.4%	$13,577	57.6%
Commercial, industrial and other	1,742	7.5%	2,313	8.2%	1,723	9.0%	2,637	10.3%	3,196	9.0%
Leases	987	2.0%	630	1.8%	548	1.7%	460	1.9%	582	2.1%
Real estate - residential mortgage	1,566	7.4%	1,557	7.8%	1,964	9.0%	2,588	13.1%	4,020	16.2%
Real estate - construction	3,015	7.2%	2,731	6.4%	2,352	5.4%	1,591	4.0%	553	2.4%
Home equity and consumer	2,497	7.4%	2,520	7.8%	3,435	8.8%	3,375	11.3%	6,333	12.7%
Unallocated	—		—		—		—		2,423
	$37,688	100.0%	$35,455	100.0%	$31,245	100.0%	$30,874	100.0%	$30,684	100.0%
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

	December 31,
	2018	2017	2016
	(in thousands)
U.S. Treasury and U.S. government agencies	$173,952	$180,670	$150,912
Mortgage-backed securities, residential	502,003	469,245	442,244
Mortgage-backed securities, multifamily	22,803	12,034	12,246
Obligations of states and political subdivisions	83,414	94,638	119,610
Equity securities	15,921	18,089	21,882
Debt securities	10,092	11,144	7,424
	$808,185	$785,820	$754,318
The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule issued in December 2013. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following tables set forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2018, at book value:

Available for Sale	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$27,823	$79,876	$15,613	$17,615	$140,927
Yield	1.37%	1.83%	2.41%	2.68%	1.91%
Mortgage-backed securities, residential
Amount	—	7,293	68,910	349,941	426,144
Yield	—%	2.16%	2.19%	2.57%	2.50%
Mortgage-backed securities, multifamily
Amount	4,964	4,927	9,081	1,978	20,950
Yield	1.73%	2.43%	3.10%	3.46%	2.64%
Obligations of states and political subdivisions
Amount	2,791	22,878	19,403	433	45,505
Yield	3.33%	2.53%	2.46%	2.93%	2.55%
Debt securities
Amount	—	—	5,092	—	5,092
Yield	—%	—%	5.82%	—%	5.82%
Total securities
Amount	$35,578	$114,974	$118,099	$369,967	$638,618
Yield	1.72%	2.01%	2.49%	2.58%	2.40%

Held to Maturity	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$21,252	$11,773	$—	$33,025
Yield	—%	2.03%	2.28%	—%	2.12%
Mortgage-backed securities, residential
Amount	—	1	2,345	73,513	75,859
Yield	—%	5.83%	2.37%	2.87%	2.85%
Mortgage-backed securities, multifamily
Amount	—	1,058	795	—	1,853
Yield	—%	0.20%	2.37%	—%	1.13%
Obligations of states and political subdivisions
Amount	7,061	20,851	6,979	3,018	37,909
Yield	2.92%	2.55%	2.87%	2.78%	2.69%
Debt securities
Amount	—	—	5,000	—	5,000
Yield	—%	—%	5.05%	—%	5.05%
Total securities
Amount	$7,061	$43,162	$26,892	$76,531	$153,646
Yield	2.92%	2.23%	2.96%	2.87%	2.71%
Other Assets
Assets included within "other assets" on the Company's balance sheet increased from $35.6 million at December 31, 2017 to $42.3 million at December 31, 2018 primarily due to a $5.6 million increase in swap assets.

Deposits
Total deposits increased from $4.37 billion at December 31, 2017 to $4.62 billion at December 31, 2018, an increase of $251.9 million, or 6%. Noninterest-bearing deposits decreased $17.1 million, or 2%, to $950.2 million. Savings and interest-bearing transaction accounts and time deposits increased $249.4 million and $19.6 million, respectively.
Total deposits increased from $4.09 billion at December 31, 2016 to $4.37 billion at December 31, 2017, an increase of $275.9 million, or 7%.
The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$984,445	—%	$959,298	—%	$852,629	—%
Interest-bearing transaction accounts	2,301,065	0.81%	2,241,259	0.45%	1,880,391	0.33%
Savings	489,742	0.06%	486,821	0.06%	485,004	0.06%
Time deposits	778,180	1.49%	623,257	0.98%	506,487	0.80%
Total	$4,553,432	0.67%	$4,310,635	0.38%	$3,724,511	0.28%
As of December 31, 2018, the aggregate amount of outstanding time deposits issued in amounts of greater than $250,000, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$45,961
Over 3 through 6 months	45,557
Over 6 through 12 months	60,574
Over 12 months	15,209
Total	$167,301

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
In 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR over a five year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, the Company did not record any hedge ineffectiveness.
Further discussion of Lakeland’s financial derivatives is set forth in Note 19 to the Consolidated Financial Statements.

Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.
Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $79.4 million in 2018 compared to $67.5 million and $50.1 million in 2017 and 2016, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2018, Lakeland generated $251.9 million in deposit growth, compared to $275.9 million in 2017.

•
Sales of securities and overnight funds. At year-end 2018, the Company had $638.6 million in securities designated “available for sale.” Of these securities, $421.2 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•
Overnight credit lines. As a member of the Federal Home Loan Bank of New York (“FHLB”), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2018. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million. Lakeland had borrowings against these lines of $192.1 million at December 31, 2018. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2018.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $208.6 million on December 31, 2018, increased $65.7 million from December 31, 2017. Operating activities provided $79.4 million in net cash. Investing activities used $342.6 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $328.8 million in net cash primarily reflecting a net increase in deposits of $252.3 million, and an increase in federal funds purchased and securities sold under agreements to repurchase of $109.0 million, partially offset by dividends paid and net repayments of other borrowings of $21.3 million and $10.7 million, respectively.
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

Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2018. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

	Payment Due Period
	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years
	(in thousands)
Minimum annual rentals or noncancellable operating leases	$28,559	$3,191	$5,921	$4,805	$14,642
Benefit plan commitments	5,658	307	793	818	3,740
Remaining contractual maturities of time deposits	757,038	568,350	144,579	44,109	—
Subordinated debentures	105,027	—	—	—	105,027
Loan commitments and lines of credit	973,709	667,925	135,444	19,118	151,222
Other borrowings	181,118	40,264	100,851	40,003	—
Interest on other borrowings (1)	65,110	8,996	15,722	12,334	28,058
Standby letters of credit	21,585	21,061	444	—	80
Total	$2,137,804	$1,310,094	$403,754	$121,187	$302,769

(1)	Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.26%.
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
The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Risk Committee. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee (the “ALCO”), consisting of the Chief Executive Officer, the Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, Chief Risk Officer and certain other senior officers. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2019 (the base case) is $179.1 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
December 31, 2018	(1.5)%	(0.7)%
December 31, 2017	(1.1)%	(3.6)%
The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%	(10.0)%
December 31, 2018	0.6%	0.4%	0.3%	(2.5)%	(8.0)%
December 31, 2017	0.3%	0.3%	0.3%	(5.9)%	(10.3)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2018 (the base case) was $849.7 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%
December 31, 2018	(5.2)%	(3.3)%	(1.4)%	(0.2)%	(1.5)%
December 31, 2017	(5.0)%	(3.3)%	(1.4)%	(0.4)%	(2.6)%
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
Capital Resources
Stockholders’ equity increased from $583.1 million on December 31, 2017 to $623.7 million on December 31, 2018. The increase in stockholders’ equity from December 31, 2017 to December 31, 2018 was primarily due to $63.4 million of net income, partially offset by the payment of cash dividends on common stock of $21.3 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $12.31 on December 31, 2017 to $13.14 on December 31, 2018, primarily as a result of net income. Book value per common share was $11.65 on December 31, 2016. Tangible book value per share increased from $9.38 on December 31, 2017 to $10.22 on December 31, 2018. For more information see “Non-GAAP Financial Measures.”
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2018, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.
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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2018 and 2017:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios	2018	2017	2018	2017	2018	2017	2018	2017
Company	9.39%	9.12%	10.62%	10.18%	11.27%	10.87%	13.71%	13.40%
Lakeland	10.17%	10.06%	12.20%	12.00%	12.20%	12.00%	13.06%	12.86%
Required capital ratios including conservation buffer	4.00%	4.00%	6.375%	5.75%	7.875%	7.25%	9.875%	9.25%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
Non-GAAP Financial Measures

Calculation of Tangible Book Value Per Common Share	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Total common stockholders’ equity at end of period - GAAP	$623,739	$583,122	$550,044	$400,516	$379,438
Less:
Goodwill	136,433	136,433	135,747	109,974	109,974
Other identifiable intangible assets, net	1,768	2,362	3,344	1,545	1,960
Total tangible common stockholders’ equity at end of period - Non-GAAP	$485,538	$444,327	$410,953	$288,997	$267,504
Shares outstanding at end of period (1)	47,486	47,354	47,223	37,906	37,911
Book value per share - GAAP (1)	$13.14	$12.31	$11.65	$10.57	$10.01
Tangible book value per share - Non-GAAP (1)	$10.22	$9.38	$8.70	$7.62	$7.06

(1)	Adjusted for 5% stock dividends in 2014.

Calculation of Tangible Common Equity to Tangible Assets	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Total tangible common stockholders’ equity at end of period - Non-GAAP	$485,538	$444,327	$410,953	$288,997	$267,504
Total assets at end of period - GAAP	$5,806,093	$5,405,639	$5,093,131	$3,869,550	$3,538,325
Less:
Goodwill	136,433	136,433	135,747	109,974	109,974
Other identifiable intangible assets, net	1,768	2,362	3,344	1,545	1,960
Total tangible assets at end of period - Non-GAAP	$5,667,892	$5,266,844	$4,954,040	$3,758,031	$3,426,391
Common equity to assets - GAAP	10.74%	10.79%	10.80%	10.35%	10.72%
Tangible common equity to tangible assets - Non-GAAP	8.57%	8.44%	8.30%	7.69%	7.81%
Calculation of Return on Average Tangible Common Equity	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Net income - GAAP	$63,401	$52,580	$41,518	$32,481	$31,129
Total average common stockholders’ equity - GAAP	$598,527	$568,680	$474,540	$392,221	$367,210
Less:
Average goodwill	136,433	136,095	130,689	109,974	109,974
Average other identifiable intangible assets, net	2,064	2,847	3,225	1,759	2,200
Total average tangible common stockholders’ equity - Non-GAAP	$460,030	$429,738	$340,626	$280,488	$255,036
Return on average common stockholders’ equity - GAAP	10.59%	9.25%	8.75%	8.28%	8.48%
Return on average tangible common stockholders’ equity - Non-GAAP	13.78%	12.24%	12.19%	11.58%	12.21%

Quarterly Financial Data
The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of non-recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share amounts)
Total interest income	$50,145	$52,260	$54,282	$56,434
Total interest expense	7,909	8,767	10,658	12,228
Net interest income	42,236	43,493	43,624	44,206
Provision for loan and lease losses	1,284	1,492	1,046	591
Noninterest income (excluding investment securities gains)	5,334	5,709	5,639	5,628
Merger related expenses	—	—	—	464
Core deposit intangible amortization	157	153	142	142
Noninterest expense	26,980	27,421	27,651	28,057
Income before taxes	19,149	20,136	20,424	20,580
Income taxes	3,894	4,298	3,666	5,030
Net income	$15,255	$15,838	$16,758	$15,550
Earnings per share of common stock
Basic	$0.32	$0.33	$0.35	$0.32
Diluted	$0.32	$0.33	$0.35	$0.32

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share amounts)
Total interest income	$44,796	$47,212	$48,735	$49,461
Total interest expense	5,473	5,791	6,620	7,082
Net interest income	39,323	41,421	42,115	42,379
Provision for loan and lease losses	1,218	1,827	1,827	1,218
Noninterest income (excluding investment securities gains)	5,555	6,126	5,454	5,776
Gains on investment securities, net	2,539	(15)	—	—
Long-term debt prepayment fee	2,828	—	—	—
Core deposit intangible amortization	195	190	104	165
Noninterest expense	25,447	25,176	24,745	25,684
Income before taxes	17,729	20,339	20,893	21,088
Income taxes	5,417	6,969	7,170	7,913
Net income	$12,312	$13,370	$13,723	$13,175
Earnings per share of common stock
Basic	$0.26	$0.28	$0.29	$0.28
Diluted	$0.26	$0.28	$0.29	$0.27

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.
See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8 - Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Short Hills, New Jersey
March 1, 2019

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(dollars in thousands)
ASSETS
Cash	$205,199	$114,138
Interest-bearing deposits due from banks	3,400	28,795
Total cash and cash equivalents	208,599	142,933
Investment securities, available for sale, at fair value	638,618	628,046
Equity securities, at fair value	15,921	18,089
Investment securities, held to maturity, at amortized cost with fair value of $150,932 at December 31, 2018 and $138,688 at December 31, 2017	153,646	139,685
Federal Home Loan Bank and other membership stock, at cost	13,301	12,576
Loans and leases, net of deferred fees	4,456,733	4,152,720
Less: allowance for loan and lease losses	37,688	35,455
Net loans	4,419,045	4,117,265
Loans held for sale	1,113	456
Premises and equipment, net	49,175	50,313
Accrued interest receivable	16,114	14,416
Goodwill	136,433	136,433
Other identifiable intangible assets	1,768	2,362
Bank owned life insurance	110,052	107,489
Other assets	42,308	35,576
TOTAL ASSETS	$5,806,093	$5,405,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$950,218	$967,335
Savings and interest-bearing transaction accounts	2,913,414	2,663,985
Time deposits $250 thousand and under	589,737	556,863
Time deposits over $250 thousand	167,301	180,565
Total deposits	4,620,670	4,368,748
Federal funds purchased and securities sold under agreements to repurchase	233,905	124,936
Other borrowings	181,118	192,011
Subordinated debentures	105,027	104,902
Other liabilities	41,634	31,920
TOTAL LIABILITIES	5,182,354	4,822,517
STOCKHOLDERS’ EQUITY:
Common stock, no par value; authorized 100,000,000 shares; issued shares, 47,486,250 at December 31, 2018 and authorized 70,000,000 shares; issued shares 47,353,864 at December 31, 2017	514,703	512,734
Retained earnings	116,874	72,737
Accumulated other comprehensive loss	(7,838)	(2,349)
TOTAL STOCKHOLDERS’ EQUITY	623,739	583,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,806,093	$5,405,639
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$193,143	$172,342	$149,777
Federal funds sold and interest-bearing deposits with banks	1,559	880	569
Taxable investment securities and other	16,710	14,987	11,163
Tax-exempt investment securities	1,709	1,995	1,787
TOTAL INTEREST INCOME	213,121	190,204	163,296
INTEREST EXPENSE
Deposits	30,620	16,600	10,512
Federal funds purchased and securities sold under agreements to repurchase	471	198	69
Other borrowings	8,471	8,168	7,066
TOTAL INTEREST EXPENSE	39,562	24,966	17,647
NET INTEREST INCOME	173,559	165,238	145,649
Provision for loan and lease losses	4,413	6,090	4,223
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	169,146	159,148	141,426
NONINTEREST INCOME
Service charges on deposit accounts	10,584	10,740	10,157
Commissions and fees	5,542	4,858	4,349
Income on bank owned life insurance	3,256	2,354	2,562
Loss on equity securities	(583)	—	—
Gains on sales of loans	1,329	1,836	2,123
Gain on sales and calls of investment securities, net	—	2,524	370
Other income	2,182	3,123	1,769
TOTAL NONINTEREST INCOME	22,310	25,435	21,330
NONINTEREST EXPENSE
Salaries and employee benefits	68,595	61,166	56,107
Net occupancy expense	10,155	10,243	9,935
Furniture and equipment	8,297	8,269	8,017
FDIC insurance expense	1,608	1,577	2,248
Stationery, supplies and postage	1,625	1,797	1,727
Marketing expense	1,437	1,675	1,672
Data processing expense	3,609	1,993	1,891
Telecommunications expense	1,769	1,607	1,631
ATM and debit card expense	2,195	2,051	1,582
Core deposit intangible amortization	594	654	734
Other real estate and repossessed asset expense	158	181	116
Long-term debt prepayment fee	—	2,828	—
Merger related expenses	464	—	4,103
Other expenses	10,661	10,493	10,154
TOTAL NONINTEREST EXPENSE	111,167	104,534	99,917
Income before provision for income taxes	80,289	80,049	62,839
Provision for income taxes	16,888	27,469	21,321
NET INCOME	$63,401	$52,580	$41,518
PER SHARE OF COMMON STOCK:
Basic earnings	$1.32	$1.10	$0.96
Diluted earnings	$1.32	$1.09	$0.95
Cash dividends	$0.45	$0.40	$0.37
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
NET INCOME	$63,401	$52,580	$41,518
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized losses on securities available for sale	(3,507)	(903)	(1,038)
Reclassification for securities gains included in net income	—	(1,640)	(233)
Unrealized gains on derivatives	41	37	672
Change in pension liability, net	20	(16)	42
Other comprehensive loss	(3,446)	(2,522)	(557)
TOTAL COMPREHENSIVE INCOME	$59,955	$50,058	$40,961
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At January 1, 2016	$386,287	$13,079	$1,150	$400,516
Net income	—	41,518	—	41,518
Other comprehensive loss, net of tax	—	—	(557)	(557)
Stock based compensation	1,899	—	—	1,899
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Issuance of stock for Harmony acquisition	36,654	—	—	36,654
Issuance of stock	48,678	—	—	48,678
Retirement of restricted stock	(206)	—	—	(206)
Exercise of stock options, net of excess tax benefits	328	—	—	328
Cash dividends, common stock	—	(16,007)	—	(16,007)
At December 31, 2016	$510,861	$38,590	$593	$550,044
Net income	—	52,580	—	52,580
Other comprehensive loss, net of tax	—	—	(2,522)	(2,522)
Adjustment related to implementation of ASU 2018-02	—	420	(420)	—
Stock based compensation	2,325	—	—	2,325
Retirement of restricted stock	(773)	—	—	(773)
Exercise of stock options	321	—	—	321
Cash dividends, common stock	—	(18,853)	—	(18,853)
At December 31, 2017	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	63,401	—	63,401
Other comprehensive loss, net of tax	—	—	(3,446)	(3,446)
Stock based compensation	2,425	—	—	2,425
Retirement of restricted stock	(763)	—	—	(763)
Exercise of stock options	307	—	—	307
Cash dividends, common stock	—	(21,307)	—	(21,307)
At December 31, 2018	$514,703	$116,874	$(7,838)	$623,739
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,401	$52,580	$41,518
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,153	5,153	4,581
Depreciation and amortization	5,555	4,536	3,961
Amortization of intangible assets	594	654	734
Provision for loan and lease losses	4,413	6,090	4,223
Stock based compensation	2,425	2,325	1,899
Loans originated for sale	(49,748)	(60,783)	(85,365)
Proceeds from sales of loans held for sale	50,420	63,905	86,859
Gains on sales of securities	—	(2,524)	(370)
Gains on sales of loans held for sale	(1,329)	(1,836)	(2,003)
Gains on proceeds from bank owned life insurance policies	(421)	(109)	(864)
Change in market value of equity securities	583	—	—
Gains on other real estate and other repossessed assets	(338)	(646)	(248)
Loss (gain) on sale of premises and equipment	561	(838)	117
Long-term debt prepayment penalty	—	2,828	—
Deferred tax (benefit) expense	(13,571)	16,904	(987)
Excess tax benefits	318	587	—
Decrease (increase) in other assets	2,679	(25,065)	(5,600)
Increase in other liabilities	9,743	3,705	1,618
NET CASH PROVIDED BY OPERATING ACTIVITIES	79,438	67,466	50,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	—	68,751
Proceeds from repayments and maturities of available for sale securities	91,833	91,314	79,425
Proceeds from repayments and maturities of held to maturity securities	26,083	43,218	28,421
Proceeds from sales of equity securities	2,155	—	—
Proceeds from sales of available for sale securities	—	4,500	15,654
Purchase of available for sale securities	(110,370)	(140,258)	(244,861)
Purchase of held to maturity securities	(40,753)	(35,841)	(59,715)
Purchase of equity securities	(570)	(307)	(838)
Proceeds from redemptions of Federal Home Loan Bank stock	6,799	13,497	3,054
Purchases of Federal Home Loan Bank stock	(7,524)	(10,974)	(323)
Purchase of bank owned life insurance	—	(33,000)	—
Death benefit proceeds from bank owned life insurance policy	755	312	2,129
Net increase in loans and leases	(310,256)	(289,914)	(334,040)
Proceeds from dispositions and sales of bank premises and equipment	697	1,638	21
Purchases of premises and equipment	(5,523)	(3,972)	(3,977)
Proceeds from sales of other real estate and other repossessed assets	4,116	4,638	3,545
NET CASH USED IN INVESTING ACTIVITIES	(342,558)	(355,149)	(442,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	252,329	276,537	515,437
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	108,969	68,582	(94,880)
Proceeds from other borrowings	60,003	306,184	14,921
Repayments of other borrowings	(70,752)	(377,183)	(91,798)
Net proceeds from issuance of subordinated debt	—	—	73,516
Exercise of stock options	307	321	285
Net proceeds from issuance of common stock	—	—	48,678
Retirement of restricted stock	(763)	(773)	(206)
Excess tax benefits	—	—	43
Dividends paid	(21,307)	(18,853)	(16,007)
NET CASH PROVIDED BY FINANCING ACTIVITIES	328,786	254,815	449,989
Net increase (decrease) in cash and cash equivalents	65,666	(32,868)	57,308
Cash and cash equivalents, beginning of year	142,933	175,801	118,493
CASH AND CASH EQUIVALENTS, END OF YEAR	$208,599	$142,933	$175,801

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$18,614	$27,423	$21,744
Cash paid during the period for interest	38,679	24,571	16,435
Transfer of loans and leases into other repossessed assets and other real estate owned	3,765	3,763	3,386
Acquisitions of Pascack and Harmony:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	—	3,742
Investment securities held for maturity	—	—	10,810
Investment securities available for sale	—	—	7,474
Loans, including loans held for sale	—	—	579,560
Goodwill and other intangible assets, net	—	—	29,060
Other assets	—	—	32,381
Total non-cash assets acquired	—	—	663,027
Liabilities assumed:
Deposits	—	—	(582,526)
Other borrowings	—	—	(66,622)
Other liabilities	—	—	(8,755)
Total liabilities assumed	—	—	(657,903)
Common stock issued for acquisitions	—	—	73,875
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES
Lakeland Bancorp, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (“Lakeland”). Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern and Central New Jersey. Through a third party, Lakeland also provides non-deposit products, such as securities brokerage services including mutual funds and variable annuities.
Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering demand deposit, savings and money market, and time deposit accounts to both commercial enterprises and individuals. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has an equipment finance division which provides loans to finance equipment primarily to small and medium sized business clients (referred to as "Leases") and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.
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

Investment Securities
Investment securities are classified as held to maturity or available for sale. Management determines the appropriate classification of investment securities at the time of purchase. Investments in securities, for which management has both the ability and intent to hold to maturity, are classified as held to maturity and carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Losses are recorded through the statement of income when the impairment is considered other-than-temporary, even if a decision to sell has not been made.
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
The Company has an equity securities portfolio, which consists of investments in other financial institutions for market appreciation purposes, and recognizes net unrealized gains and losses through net income.
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

The methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for impaired loans and leases, including PCI loans.

•
The establishment of reserves for pools of homogeneous loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 - 4 family residential mortgages, and consumer loans.

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
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2018 and 2017, Lakeland was servicing approximately $19.9 million and $23.0 million, respectively, of loans for others.
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

Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2018 and 2017, Lakeland had originated mortgage servicing rights of $68,000 and $88,000, respectively.
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
Further discussion of Lakeland’s financial derivatives is set forth in Note 19 to the Consolidated Financial Statements.
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

Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in addition to net income from operations. Other comprehensive income (loss) includes items recorded directly in equity such as unrealized gains or losses on securities available for sale as well as unrealized gains (losses) recorded on derivatives and benefit plans.
Goodwill and Other Identifiable Intangible Assets
Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit, community banking.
U.S. GAAP permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company completed its annual qualitative assessment as of November 30, 2018 and concluded that there was less than a 50% probability that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2018 and 2017, Lakeland had $110.1 million and $107.5 million, respectively, in BOLI. Income earned on BOLI was $3.3 million, $2.4 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.
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
The Company’s maximum exposure to the Trusts is $30.0 million at December 31, 2018 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.
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
New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued an update to improve the effectiveness of fair value measurement disclosures. Among other provisions, the update removes requirements to disclose amounts and reasons of transfers between Level 1 and Level 2 in the fair value hierarchy, and it modifies the disclosures regarding transfers in and out of Level 3 of the fair value hierarchy. The update requires a discussion regarding the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Because the Company does not typically have Level 3 fair value measurements, the update is expected to have an insignificant impact on the Company's financial statements.

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
In August 2018, the FASB issued an update which changes the disclosure of accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in the update remove disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. Because the Company has minimal pension plan provisions that require calculation of projected benefit obligations or accumulated benefit obligations, the update is expected to have an insignificant impact on the Company's financial statements.
In June 2018, the FASB issued an update expanding earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Earlier adoption is permitted. The adoption of this update had an insignificant impact on the Company's financial statements.
In March 2018, the FASB issued an update regarding the accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). The update clarifies that in a company's financial statements that include the reporting period in which the Tax Act was enacted, a company must first reflect the income tax effects of the Tax Act in which the accounting under U.S. GAAP is complete. Those amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under U.S. GAAP will be incomplete but for which a reasonable estimate can be determined. If there are income tax effects for the Tax Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply U.S. GAAP based on the tax laws that were in effect immediately prior to the Tax Act being enacted. This accounting update is effective immediately. The Company believes its accounting for the income tax effects of the Tax Act is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.
In February 2018, the FASB issued an update regarding the reclassification of certain tax effects from accumulated other comprehensive income. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. This update eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Act and improves the usefulness of information reported to financial statement users. The amendments are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity may apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to adopt this update in December 2017 and recorded a $420,000 increase to retained earnings and reduction to accumulated other comprehensive income.
In August 2017, the FASB issued an update intended to improve and simplify accounting rules around hedge accounting. Amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. In October 2018, the FASB issued an update to permit the use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate for hedge accounting purposes. These updates will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. The adoption of this update had an insignificant impact on the Company's financial statements.
In July 2017, the FASB issued guidance which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. The provisions of the new guidance related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has no equity-linked financial instruments that have such down round features, therefore the adoption of this update had an insignificant impact on the Company's financial statements.

In May 2017, the FASB issued an update which provides clarity and reduces diversity in practice when accounting for the modification of terms and conditions for share-based payment awards. Previous accounting guidance did not distinguish between modifications which were substantive from modifications that were merely administrative. The accounting standards update requires entities to account for the effects of a modification unless the following three conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This update is effective for annual and interim periods beginning after December 15, 2017. The adoption of this update had an insignificant impact on the Company’s financial statements.
In March 2017, the FASB issued an update which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, entities amortize the premium as an adjustment of yield over the contractual life of the instrument even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The update shortens the amortization period for certain callable debt securities held at a premium and requires the premium be amortized to the earliest call date. This update will be effective for annual and interim periods beginning after December 15, 2018. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update had an insignificant impact on the Company’s financial statements.
In March 2017, the FASB issued an update which changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in a company’s income statement. The amendment requires that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment is effective for annual and interim periods beginning after December 15, 2017. Because the Company has minimal benefit plan provisions that require the measurement of net periodic pension cost and net periodic postretirement benefit cost, the adoption of this update had an insignificant impact on the Company’s financial statements.
In January 2017, the FASB issued an update to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for annual years beginning after December 15, 2019. The adoption of this update is expected to have an insignificant impact on the Company’s financial statements.
In January 2017, the FASB issued an update that clarifies the definition of a business as it pertains to business combinations. This amendment affects all companies and other reporting organizations that must determine whether they have sold or acquired a business. This update is effective for the Company’s financial statements for fiscal years beginning after December 15, 2017. The adoption of this update had an insignificant impact on the Company’s financial statements.
In September 2016, the FASB issued an accounting standards update to address diversity in presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update had an insignificant impact on the Company’s consolidated balance sheet or statement of income.
In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Risk Officer that is comprised of individuals from the credit, risk management, finance and project management areas for implementation of this update. In early 2018, the Company contracted with a software and advisory service provider to aid in implementation. The Company continues to work with this service provider in assessing its data and preparing for implementation. In November 2018, the FASB issued additional codification improvements which clarified that operating leases are not part of the credit losses standard, but rather, should be accounted for in accordance with the leases standard.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In the third quarter of 2018, the FASB issued updates which included targeted improvements to the leasing guidance that is intended to reduce costs and ease implementation of the leases standard. The improvements include an optional transition method to adopt the new leases standard where the entity could initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for comparative periods presented in the financial statements in which it adopts the new leases standard, will continue to be in accordance with current GAAP in topic 840, Leases. An entity that adopts this additional transition method, must provide the required disclosures for all periods that continue to be in accordance with the current GAAP in Topic 840. The lease update also includes a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for these components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance and both of the following conditions are met: 1) the timing and pattern of transfer of the nonlease component(s) and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. The Company is adopting the ASUs related to Leases as of January 1, 2019. The Company reviewed its existing lease contracts and service contracts that may include embedded leases. The Company retained the services of a software provider to aid in implementation with the oversight of management. Management identified the complete population of contracts that would be required to be assessed under this standard. Management has elected the transition practical expedient option, which allowed us not to reassess 1) whether any contracts are or contain embedded leases; 2) the lease classification for any leases; and 3) whether initial direct costs meet the new definition, as of the initial adoption date. From the lessee perspective, no embedded leases were identified and we will recognize upon adoption, a Right of Use ("ROU") asset and a lease liability primarily related to real estate leases existing on January 1, 2019. Management is in process of completing its assessment which includes assessment of the leases from the Highlands Bancorp. Inc. acquisition which occurred early in first quarter 2019.
In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In February 2018, the FASB issued further guidance that provided technical corrections to this update. Those technical corrections included clarification on accounting for equity securities without a readily determinable fair value, remeasurement requirements on forward contracts and purchased options, and presentation requirements for certain fair value option liabilities. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update required an adjustment on January 1, 2018 from other comprehensive income to retained earnings for the amount of the unrealized gain on equity securities as of December 31, 2017. Thereafter, any increases or decreases to the market value on these equity securities will be recorded through the consolidated statements of income. Please see the Consolidated Statement of Changes in Stockholders' Equity, Note 4 - Investment Securities and Note 17 - Comprehensive Income (Loss) for more information.
In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard. The Company has assessed its revenue streams and reviewed contracts potentially affected by the guidance including deposit related fees, interchange fees, investment commissions, merchant fee income and other noninterest income sources to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. The Company did not have a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard. Please see Note 14 - Revenue Recognition for more information.

NOTE 2 - ACQUISITIONS
Highlands Bank
On January 4, 2019, the Company completed its acquisition of Highlands Bancorp, Inc. ("Highlands"), a bank holding company headquartered in Vernon, New Jersey. Highlands was the parent of Highlands State Bank, which operated four branches in Sussex, Passaic and Morris Counties in New Jersey. This acquisition enabled the Company to broaden its presence in those counties. Effective as of the close of business on January 4, 2019, Highlands merged into the Company and Highlands State Bank merged into Lakeland. Pursuant to the merger agreement, the shareholders of Highlands received for each outstanding share of Highlands common stock that they owned at the effective time of the merger, 1.015 shares of Lakeland Bancorp, Inc. common stock. The Company issued 2,837,524 shares of its common stock in the merger. Outstanding Highlands options were paid out in cash at the difference between $14.71 and an average strike price of $8.09 for a total cash payment of $797,000. As of January 4, 2019, Highlands had total assets, total loans, total deposits and total capital of $480.8 million, $438.3 million, $408.8 million and $31.2 million, respectively.
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. Highlands' assets were recorded at their preliminary estimated fair values as of January 4, 2019 and Highlands' results of operations will be included in the Company's Consolidated Statements of Income from that date forward.
Harmony Bank
On July 1, 2016, the Company completed its acquisition of Harmony Bank (“Harmony”), a bank located in Ocean County, New Jersey. This merger allowed the Company to expand its presence to Ocean County.
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist. Harmony's results of operations have been included in the Company's Consolidated Statements of Income since July 1, 2016.
Pascack Bancorp
On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Pascack was the parent of Pascack Community Bank, which operated 8 branches in Bergen and Essex Counties in New Jersey. This acquisition enabled the Company to broaden its presence in Bergen and Essex counties.
The acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist. Pascack's results of operations have been included in the Company's Consolidated Statements of Income since January 7, 2016.
Direct costs related to the Highlands, Pascack and Harmony acquisitions were expensed as incurred. During the years ended December 31, 2018 and 2016, the Company incurred $464,000 and $4.1 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income. There were no merger or acquisition integration-related expenses in 2017.

NOTE 3 - EARNINGS PER SHARE
The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock and non-vested restricted stock units. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2018	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$63,401	47,578	$1.33
Less: earnings allocated to participating securities	(582)	—	(0.01)
Net income available to common shareholders	$62,819	47,578	$1.32
Effect of dilutive securities
Stock options and restricted stock	—	188	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$62,819	47,766	$1.32

Year Ended December 31, 2017	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$52,580	47,438	$1.11
Less: earnings allocated to participating securities	(480)	—	(0.01)
Net income available to common shareholders	$52,100	47,438	$1.10
Effect of dilutive securities
Stock options and restricted stock	—	236	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$52,100	47,674	$1.09

Year Ended December 31, 2016	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$41,518	42,912	$0.97
Less: earnings allocated to participating securities	(396)	—	(0.01)
Net income available to common shareholders	$41,122	42,912	$0.96
Effect of dilutive securities
Stock options and restricted stock	—	202	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$41,122	$43,114	$0.95
There were no antidilutive options to purchase common stock to be excluded from the above computations.

NOTE 4 - INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company’s available for sale and held to maturity investment securities are as follows:

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$143,495	$—	$(2,568)	$140,927	$148,968	$78	$(1,791)	$147,255
Mortgage-backed securities, residential	434,208	779	(8,843)	426,144	419,538	479	(5,763)	414,254
Mortgage-backed securities, multifamily	21,087	67	(204)	20,950	10,133	7	(63)	10,077
Obligations of states and political subdivisions	45,951	140	(586)	45,505	51,289	448	(417)	51,320
Debt securities	5,000	92	—	5,092	5,000	140	—	5,140
	$649,741	$1,078	$(12,201)	$638,618	$634,928	$1,152	$(8,034)	$628,046

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
HELD TO MATURITY
U.S. government agencies	$33,025	$—	$(677)	$32,348	$33,415	$24	$(402)	$33,037
Mortgage-backed securities, residential	75,859	169	(1,838)	74,190	54,991	249	(978)	54,262
Mortgage-backed securities, multifamily	1,853	—	(35)	1,818	1,957	—	(22)	1,935
Obligations of states and political subdivisions	37,909	113	(328)	37,694	43,318	306	(188)	43,436
Debt securities	5,000	—	(118)	4,882	6,004	14	—	6,018
	$153,646	$282	$(2,996)	$150,932	$139,685	$593	$(1,590)	$138,688
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity at December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$30,766	$30,614	$7,061	$7,066
Due after one year through five years	104,519	102,754	42,103	41,720
Due after five years through ten years	40,768	40,108	23,752	23,185
Due after ten years	18,393	18,048	3,018	2,953
	194,446	191,524	75,934	74,924
Mortgage-backed securities	455,295	447,094	77,712	76,008
Total securities	$649,741	$638,618	$153,646	$150,932

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Sale proceeds	$—	$4,500	$15,654
Gross gains	—	2,539	370
Gross losses	—	(15)	—
Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $476.3 million and $400.4 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$20,588	$216	$120,338	$2,352	27	$140,926	$2,568
Mortgage-backed securities, residential	10,119	58	316,851	8,785	139	326,970	8,843
Mortgage-backed securities, multifamily	1,977	2	12,911	202	4	14,888	204
Obligations of states and political subdivisions	1,289	2	26,522	584	50	27,811	586
	$33,973	$278	$476,622	$11,923	220	$510,595	$12,201
HELD TO MATURITY
U.S. government agencies	$—	$—	$32,348	$677	6	$32,348	$677
Mortgage-backed securities, residential	8,325	59	53,761	1,779	36	62,086	1,838
Mortgage-backed securities, multifamily	—	—	1,818	35	2	1,818	35
Obligations of states and political subdivisions	1,764	8	15,580	320	27	17,344	328
Debt securities	3,882	118	—	—	1	3,882	118
	$13,971	$185	$103,507	$2,811	72	$117,478	$2,996

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$80,391	$646	$54,769	$1,145	27	$135,160	$1,791
Mortgage-backed securities, residential	199,387	1,723	157,739	4,040	118	357,126	5,763
Mortgage-backed securities, multifamily	—	—	5,088	63	1	5,088	63
Obligations of states and political subdivisions	9,612	77	12,970	340	39	22,582	417
	$289,390	$2,446	$230,566	$5,588	185	$519,956	$8,034
HELD TO MATURITY
U.S. government agencies	$15,371	$95	$6,720	$307	4	$22,091	$402
Mortgage-backed securities, residential	26,090	426	19,203	552	25	45,293	978
Mortgage-backed securities, multifamily	1,935	22	—	—	2	1,935	22
Obligations of states and political subdivisions	15,353	56	6,028	132	23	21,381	188
	$58,749	$599	$31,951	$991	54	$90,700	$1,590
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
Equity securities at fair value
The Company has an equity securities portfolio, which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $15.9 million and $18.1 million as of December 31, 2018 and 2017, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. In the twelve months ended December 31, 2018, the Company recorded $583,000 in market value loss on equity securities in noninterest income.
As of December 31, 2018, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $2.7 million and $13.2 million, respectively. The Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration ("SBA"). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2018, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also include funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2018, the amortized cost of these securities was $10.4 million and the fair value was $9.7 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.
NOTE 5 - LOANS AND LEASES AND OTHER REAL ESTATE
The following sets forth the composition of Lakeland’s loan and lease portfolio:

	December 31,
	2018	2017
	(in thousands)
Commercial, secured by real estate	$3,057,779	$2,831,184
Commercial, industrial and other	336,735	340,400
Leases	87,925	75,039
Real estate - residential mortgage	329,854	322,880
Real estate - construction	319,545	264,908
Home equity and consumer	328,609	322,269
Total loans and leases	4,460,447	4,156,680
Less deferred fees	(3,714)	(3,960)
Loans and leases, net of deferred fees	$4,456,733	$4,152,720
At December 31, 2018 and December 31, 2017, Lakeland had $1.2 billion and $1.1 billion in loans pledged for potential borrowings at the Federal Home Loan Bank of New York (“FHLB”). As of December 31, 2018 and 2017, home equity and consumer loans included overdraft deposit balances of $452,000 and $966,000, respectively.
Purchased Credit Impaired Loans
The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $157,000 at December 31, 2018, which was $661,000 less than the balance at the time of acquisition on January 7, 2016. In the first quarter of 2017, one of the Pascack purchased credit impaired ("PCI") loans totaling $127,000 experienced further credit deterioration and was fully charged off. Also in the second quarter of 2017, one of the Pascack PCI loans totaling $218,000 was fully paid off. The carrying value of loans acquired in the Harmony acquisition was $495,000 at December 31, 2018 which was $274,000 less than the balance at the acquisition date on July 1, 2016. In the second quarter of 2017, a Harmony PCI loan with a net value of $247,000 was fully paid off.
Under ASC Subtopic 310-30, PCI loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.
The following table presents changes in the accretable yield for PCI loans (in thousands):

	Years Ended December 31,
	2018	2017
Balance, beginning of period	$129	$145
Accretion	(182)	(202)
Net reclassification non-accretable difference	134	186
Balance, end of period	$81	$129

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

Non-accrual and Past Due Loans
The following schedule sets forth certain information regarding Lakeland’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings (“TDRs”) (in thousands):

	At December 31,
	2018	2017
Commercial, secured by real estate	$7,192	$5,890
Commercial, industrial and other	1,019	184
Leases	501	144
Real estate - residential mortgage	1,986	3,860
Real estate - construction	—	1,472
Home equity and consumer	1,432	2,105
Total non-accrual loans and leases	12,130	13,655
Other real estate and other repossessed assets	830	843
Total non-performing assets	$12,960	$14,498
Troubled debt restructurings, still accruing	$9,293	$11,462
Non-accrual loans included $3.6 million and $2.7 million of TDRs for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had $1.5 million in residential mortgages and consumer home equity loans included in the table above that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of December 31, 2018 and 2017, is as follows:

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$1,477	$639	$2,237	$4,353	$3,053,426	$3,057,779	$—
Commercial, industrial and other	173	243	750	1,166	335,569	336,735	—
Leases	533	13	501	1,047	86,878	87,925	—
Real estate - residential mortgage	743	111	1,776	2,630	327,224	329,854	—
Real estate - construction	—	—	—	—	319,545	319,545	—
Home equity and consumer	1,917	216	850	2,983	325,626	328,609	—
	$4,843	$1,222	$6,114	$12,179	$4,448,268	$4,460,447	$—

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$3,663	$1,082	$3,817	$8,562	$2,822,622	$2,831,184	$—
Commercial, industrial and other	80	121	56	257	340,143	340,400	—
Leases	496	139	144	779	74,260	75,039	—
Real estate - residential mortgage	939	908	3,137	4,984	317,896	322,880	—
Real estate - construction	—	—	1,472	1,472	263,436	264,908	—
Home equity and consumer	1,258	310	1,386	2,954	319,315	322,269	200
	$6,436	$2,560	$10,012	$19,008	$4,137,672	$4,156,680	$200

Impaired Loans
Lakeland’s policy regarding impaired loans is discussed in Note 1 – Summary of Accounting Policies – Loans and Leases and Allowance for Loan and Lease Losses. The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. The following tables represent the Company's impaired loans at December 31, 2018, 2017 and 2016.

December 31, 2018	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$9,284	$9,829	$—	$188	$7,369
Commercial, industrial and other	1,151	1,449	—	19	1,834
Leases	301	597	—	—	376
Real estate - residential mortgage	—	—	—	4	242
Real estate - construction	—	—	—	—	726
Home equity and consumer	—	—	—	—	—
Loans with related allowance:
Commercial, secured by real estate	7,270	7,597	307	317	7,594
Commercial, industrial and other	209	209	7	12	209
Leases	30	30	14	—	19
Real estate - residential mortgage	730	884	4	20	745
Real estate - construction	—	—	—	—	—
Home equity and consumer	727	765	6	32	898
Total:
Commercial, secured by real estate	$16,554	$17,426	$307	$505	$14,963
Commercial, industrial and other	1,360	1,658	7	31	2,043
Leases	331	627	14	—	395
Real estate - residential mortgage	730	884	4	24	987
Real estate - construction	—	—	—	—	726
Home equity and consumer	727	765	6	32	898
	$19,702	$21,360	$338	$592	$20,012

December 31, 2017	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,155	$12,497	$—	$366	$12,774
Commercial, industrial and other	618	618	—	25	618
Leases	—	—	—	—	—
Real estate - residential mortgage	963	980	—	15	996
Real estate - construction	1,471	1,471	—	—	1,471
Home equity and consumer	—	—	—	—	6
Loans with related allowance:
Commercial, secured by real estate	5,381	5,721	454	206	5,029
Commercial, industrial and other	164	164	9	14	283
Leases	65	65	30	—	29
Real estate - residential mortgage	781	919	4	27	940
Real estate - construction	—	—	—	—	—
Home equity and consumer	993	1,026	8	52	1,090
Total:
Commercial, secured by real estate	$17,536	$18,218	$454	$572	$17,803
Commercial, industrial and other	782	782	9	39	901
Leases	65	65	30	—	29
Real estate - residential mortgage	1,744	1,899	4	42	1,936
Real estate - construction	1,471	1,471	—	—	1,471
Home equity and consumer	993	1,026	8	52	1,096
	$22,591	$23,461	$505	$705	$23,236

December 31, 2016	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,764	$13,195	$—	$229	$13,631
Commercial, industrial and other	603	603	—	24	1,109
Leases	—	—	—	—	—
Real estate - residential mortgage	1,880	3,146	—	16	2,430
Real estate - construction	1,471	1,471	—	—	12
Home equity and consumer	139	139	—	—	388
Loans with related allowance:
Commercial, secured by real estate	5,860	6,142	392	273	6,549
Commercial, industrial and other	349	349	12	17	360
Leases	—	—	—	—	1
Real estate - residential mortgage	1,031	1,100	31	30	1,011
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,188	1,211	94	59	1,184
Total:
Commercial, secured by real estate	$18,624	$19,337	$392	$502	$20,180
Commercial, industrial and other	952	952	12	41	1,469
Leases	—	—	—	—	1
Real estate - residential mortgage	2,911	4,246	31	46	3,441
Real estate - construction	1,471	1,471	—	—	12
Home equity and consumer	1,327	1,350	94	59	1,572
	$25,285	$27,356	$529	$648	$26,675

Interest which would have been accrued on impaired loans and leases during 2018, 2017 and 2016 was $1.1 million, $1.5 million and $1.7 million, respectively.
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
The following table shows Lakeland’s commercial loan portfolio as of December 31, 2018 and 2017, by the risk ratings discussed above (in thousands):

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other
RISK RATING			Real Estate - Construction
1	$—	$1,119	$—
2	—	18,462	—
3	69,995	36,367	—
4	933,577	91,145	17,375
5	1,910,423	168,474	297,625
5W - Watch	61,626	7,798	3,493
6 - Other assets especially mentioned	38,844	2,033	—
7 - Substandard	43,314	11,337	1,052
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,057,779	$336,735	$319,545

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other
RISK RATING			Real Estate - Construction
1	$—	$392	$—
2	—	26,968	—
3	76,824	35,950	—
4	862,537	96,426	15,502
5	1,779,908	150,928	246,806
5W - Watch	47,178	8,779	—
6 - Other assets especially mentioned	40,245	8,670	—
7 - Substandard	24,492	12,287	2,600
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$2,831,184	$340,400	$264,908
This table does not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status as pass or substandard, which is defined as non-accrual or past due 90 days or more.
Allowance for Loan and Lease Losses
The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the years ended December 31, 2018 and 2017:

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(421)	(1,452)	(507)	(131)	(248)	(588)	(3,347)
Recoveries	468	317	23	10	17	332	1,167
Provision	2,130	564	841	130	515	233	4,413
Ending balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Allowance for Loan and Leases Losses
Ending balance: Individually evaluated for impairment	$307	$7	$14	$4	$—	$6	$338
Ending balance: Collectively evaluated for impairment	27,574	1,735	973	1,562	3,015	2,491	37,350
Ending balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Loans and Leases
Ending balance: Individually evaluated for impairment	$16,554	$1,360	$331	$730	$—	$727	$19,702
Ending balance: Collectively evaluated for impairment	3,040,573	335,375	87,594	329,124	319,545	327,882	4,440,093
Ending balance: Loans acquired with deteriorated credit quality	652	—	—	—	—	—	652
Ending balance (1)	$3,057,779	$336,735	$87,925	$329,854	$319,545	$328,609	$4,460,447

(1)	Excludes deferred fees

December 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(762)	(477)	(305)	(441)	(609)	(852)	(3,446)
Recoveries	396	172	59	5	31	903	1,566
Provision	4,847	895	328	29	957	(966)	6,090
Ending balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Allowance for Loan and Leases Losses
Ending balance: Individually evaluated for impairment	$454	$9	$30	$4	$—	$8	$505
Ending balance: Collectively evaluated for impairment	25,250	2,304	600	1,553	2,731	2,512	34,950
Ending balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Loans and Leases
Ending balance: Individually evaluated for impairment	$17,536	$782	$65	$1,744	$1,471	$993	$22,591
Ending balance: Collectively evaluated for impairment	2,812,941	339,618	74,974	321,136	263,437	321,273	4,133,379
Ending balance: Loans acquired with deteriorated credit quality	707	—	—	—	—	3	710
Ending balance (1)	$2,831,184	$340,400	$75,039	$322,880	$264,908	$322,269	$4,156,680

(1)	Excludes deferred fees
Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $2.3 million and $2.5 million as of December 31, 2018 and December 31, 2017, respectively. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.
Troubled Debt Restructurings
Troubled Debt Restructurings ("TDRs") are those loans where significant concessions have been made to borrowers experiencing financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate lower than the current market rate of a new loan with similar risk, an extended moratorium of principal payments and/or an extension of the maturity date. Lakeland considers the potential losses on these loans as well as the remainder of its impaired loans when considering the adequacy of the allowance for loan losses.
The following table summarizes loans and leases that have been restructured during the periods presented:

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	5	$3,348	$3,348	8	$4,618	$4,618
Commercial, industrial and other	1	950	950	2	124	124
Leases	1	15	15	6	65	65
	7	$4,313	$4,313	16	$4,807	$4,807

The following table presents loans and leases modified as TDRs within the previous 12 months from December 31, 2018 and 2017 that have defaulted during the subsequent twelve months:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	1	$171	—	$—
Leases	—	$—	2	$35
	1	$171	2	$35
Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2018 and 2017, loans to these related parties amounted to $53.1 million and $27.5 million, respectively. There were new loans of $18.7 million to related parties and repayments of $10.8 million from related parties in 2018. There was also a net addition of $17.7 million in existing loans for related party relationships that either commenced or ceased during 2018.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2018, Lakeland had $1.1 million in mortgages held for sale compared to $456,000 as of December 31, 2017.
Lease Receivables
Future minimum lease payments of lease receivables are expected as follows (in thousands):

2019	$30,384
2020	24,297
2021	18,089
2022	10,814
2023	3,969
Thereafter	372
$87,925
Other Real Estate and Other Repossessed Assets
At December 31, 2018, Lakeland had other real estate and other repossessed assets of $830,000 and $0, respectively. The other real estate that the Company held at December 31, 2018 consisted of $702,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2017, Lakeland had other real estate and other repossessed assets of $843,000 and $0, respectively. The other real estate that the Company held at December 31, 2017 consisted of $843,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. For the years ended December 31, 2018, 2017 and 2016, Lakeland had writedowns of $70,000, $98,000 and $0, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Consolidated Statement of Income.

NOTE 6 - PREMISES AND EQUIPMENT

	Estimated	December 31,
	Useful Lives	2018	2017
		(in thousands)
Land	Indefinite	$10,471	$10,626
Buildings and building improvements	10 to 50 years	47,006	46,985
Leasehold improvements	10 to 25 years	12,880	12,953
Furniture, fixtures and equipment	2 to 30 years	27,858	26,923
		98,215	97,487
Less accumulated depreciation and amortization		49,040	47,174
		$49,175	$50,313
Depreciation expense was $5.3 million, $5.0 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 7 - TIME DEPOSITS
At December 31, 2018, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2019	$568,350
2020	108,881
2021	35,698
2022	41,235
2023	2,874
$757,038
NOTE 8 - DEBT
Lines of Credit
As a member of the Federal Home Loan Bank of New York ("FHLB"), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. At both December 31, 2018 and 2017, there were no overnight borrowings from the FHLB. As of December 31, 2018, Lakeland also had overnight federal funds lines available for it to borrow up to $210.0 million. Lakeland borrowed $192.1 million and $80.0 million against these lines as of December 31, 2018 and 2017, respectively. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2018 or 2017.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Short-term borrowings at December 31, 2018 and 2017 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

Federal Funds Purchased	2018	2017	2016
	(dollars in thousands)
Balance at December 31,	$192,064	$80,000	$32,000
Interest rate at December 31,	2.88%	1.71%	0.85%
Maximum amount outstanding at any month-end during the year	$214,165	$168,784	$133,434
Average amount outstanding during the year	$21,338	$13,264	$8,708
Weighted average interest rate during the year	2.03%	1.42%	0.71%

Securities Sold Under Agreements to Repurchase	2018	2017	2016
	(dollars in thousands)
Balance at December 31,	$41,841	$44,936	$24,354
Interest rate at December 31,	0.26%	0.02%	0.02%
Maximum amount outstanding at any month-end during the year	$50,526	$44,936	$32,872
Average amount outstanding during the year	$32,435	$28,480	$27,535
Weighted average interest rate during the year	0.12%	0.03%	0.03%
Other Borrowings
FHLB Debt
At December 31, 2018, advances from the FHLB totaling $181.1 million, with a weighted average interest rate of 2.10%, will mature within 5 years. These advances are collateralized by certain securities and first mortgage loans. At December 31, 2017, advances from the FHLB totaling $172.0 million, with a weighted average interest rate of 1.69%, will mature within 4 years. These advances are collateralized by certain securities and first mortgage loans.
FHLB debt matures as follows (in thousands):

2019	$40,264
2020	55,880
2021	44,971
2022	15,566
2023	24,437
$181,118
In the first quarter of 2017, the Company repaid an aggregate of $34.0 million in advances from the FHLB and recorded $638,000 in long-term debt prepayment fees.
Long-term Securities Sold Under Agreements to Repurchase
At December 31, 2018, Lakeland had no long-term securities sold under agreements to repurchase compared to $20.0 million at December 31, 2017. In the second quarter of 2018, the Company repaid all of its $20.0 million in matured long-term securities sold under agreements to repurchase. These borrowings were collateralized by certain securities. The borrowings had a weighted average interest rate of 2.25% on December 31, 2017. In the first quarter of 2017, the Company repaid an aggregate of $20.0 million in long-term securities sold under agreements to repurchase and recorded $2.2 million in long-term debt prepayment fees.
The above FHLB debt and long-term securities sold under agreements to repurchase are collateralized by certain securities. At times the market value of securities collateralizing our borrowings may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional securities to meet that margin call. As of December 31, 2018, the Company had $57.7 million in mortgage-backed securities pledged for its short-term securities sold under agreements to repurchase.
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
In June 2016, the Company entered into two cash flow swaps totaling $30.0 million in order to hedge the variable cash outflows associated with the junior subordinated debentures issued to Lakeland Capital Trust II and Lakeland Capital Trust IV. For more information please see Note 19 – Derivatives.
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
NOTE 10 - INCOME TAXES
The components of income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current tax provision	$30,459	$10,565	$22,308
Deferred tax expense (benefit)	(13,571)	16,904	(987)
Total provision for income taxes	$16,888	$27,469	$21,321
In July 2018, the State of New Jersey enacted changes to the tax law that were retroactive to the beginning of 2018. Included in these changes was a surcharge in addition to the corporate tax. The surcharge will be 2.5% for 2018 and 2019, 1.5% for 2020 and 2021, and will revert to no surcharge in 2022. In addition to the surcharge, New Jersey adopted the concept of combined (consolidated) tax filings under a unitary concept for corporations that are part of an affiliated group beginning in 2019. As of July 1, 2018, the Company revalued its deferred tax assets based on the additional surcharge and the combined tax filings. Based on this revaluation, the Company recorded an increase in its net deferred tax asset of $943,000 to reflect the change in the state tax rates among its subsidiaries.
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
During 2017, the Company implemented a tax planning strategy which resulted in an increase in deferred tax liabilities, a higher deferred tax provision and a $1.9 million excise tax recorded through current tax expense. Consequently, as a result of the Tax Cuts and Jobs Act being passed and the effect of the tax planning strategy, the net impact on the financial statements was $602,000 in additional tax expense.

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 21% for 2018 and 35% for both 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Federal income tax, at statutory rates	$16,861	$28,017	$21,994
Increase (deduction) in taxes resulting from:
Tax-exempt income	(1,096)	(1,652)	(1,671)
Excise tax on real estate investment trust ("REIT") dividend	—	1,945	—
Adjustment to net deferred tax asset for Tax Cuts and Jobs Act	—	(1,343)	—
State income tax, net of federal income tax effect	1,880	931	552
Adjustment to net deferred tax asset for change in NJ tax law	(943)	—	—
Excess tax benefits from employee share-based payments	(318)	(587)	—
Other, net	504	158	446
Provision for income taxes	$16,888	$27,469	$21,321
The net deferred tax asset consisted of the following:

	December 31,
	2018	2017
Deferred tax assets:	(in thousands)
Allowance for loan and lease losses	$11,651	$10,662
Stock based compensation plans	865	769
Purchase accounting fair market value adjustments	1,192	1,441
Non-accrued interest	256	394
Deferred compensation	2,142	2,007
Depreciation and amortization	630	805
Other-than-temporary impairment loss on investment securities	59	77
Unrealized losses on securities available for sale	3,162	1,108
Other, net	585	675
Gross deferred tax assets	20,542	17,938
Deferred tax liabilities:
Core deposit intangible from acquired companies	516	664
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	149	12,015
Deferred loan costs	1,418	1,169
Prepaid expenses	459	524
Deferred gain on securities	166	116
Unfunded pension benefits	17	7
Loss on equity securities	36	—
Unrealized gains on hedging derivative	322	229
Other	270	357
Gross deferred tax liabilities	3,353	15,081
Net deferred tax assets	$17,189	$2,857
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2018 will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2018 or 2017.
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2016 or to state and local examinations by tax authorities for the years before 2015.
NOTE 11 - EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Company has a profit sharing plan for all its eligible employees. The Company’s discretionary annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. There were no contributions made by the Company in 2018 or 2017, while contributions made by the Company totaled $600,000 for the year ended 2016.
Benefit Obligations from Somerset Hills Acquisition
Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The former Chief Executive Officer and the beneficiary of the Chief Financial Officer are currently being paid out under the plan. As of December 31, 2018 and 2017, the Company had a liability of $629,000 and $702,000, respectively, for these SERPs and recognized an expense of $(1,000), $33,000 and $0 in 2018, 2017 and 2016, respectively.
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2018, 2017 and 2016 totaled $1.1 million, $1.0 million and $911,000, respectively.
Supplemental Executive Retirement Plans
In December 2003, the Company entered into a SERP agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with a Regional President that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. In December 2016, the Company entered into a SERP with a former Regional President that provides $84,500 a year for a 15 year period upon his reaching the age of 66. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2018, 2017 and 2016, the Company recorded compensation expense of $83,000, $261,000 and $746,000, respectively, for these plans. The accrued liability for these plans was $3.3 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively.
Deferred Compensation Agreement
In February 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2018, 2017 and 2016 was $269,000, $244,000 and $222,000, respectively, and the accrued liability at December 31, 2018 and 2017 was $923,000 and $654,000, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In March 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of his base salary and bonus to a deferral account which will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $73,000, $55,000 and $22,000 in 2018, 2017 and 2016, respectively, and had a liability recorded of $1.4 million and $916,000 at December 31, 2018 and 2017, respectively.

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

	December 31,
	2018	2017
	(in thousands)
Accrued plan cost included in other liabilities	$604	$673
Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial gain	$(29)	$28
Unrecognized prior service cost	—	—
Amounts not recognized as a component of net postretirement benefit (benefit)	$(29)	$28

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$15	$21	$19
Interest cost	20	23	26
Amortization of prior service cost	—	3	12
	$35	$47	$57
A discount rate of 3.97%, 3.30% and 3.68% was assumed in the plan valuation for 2018, 2017 and 2016, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.
The directors' retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2019	$57
2020	63
2021	37
2022	38
2023	38
2024-2028	235
The Company expects its contribution to the directors' retirement plan to be $57,000 in 2019.
There is no expected amount to be recognized in accumulated other comprehensive income as a component of net periodic benefit cost in 2019.
NOTE 13 - STOCK-BASED COMPENSATION
Employee Stock Option Plans
The Company's shareholders approved the 2018 Omnibus Equity Incentive Plan (the "Plan"), which authorizes the granting of incentive stock options, supplemental stock options, stock appreciation rights, restricted shares, restricted stock units, other stock-based awards and cash-based awards to officers, employees and non-employee directors of, and consultants and advisors to, the Company and its subsidiaries. The Plan authorizes the issuance of up to 2.0 million shares of Company common stock and includes approximately 1.1 million shares of common stock theretofore available under the Company's 2009 Equity Compensation Program but not used. The maximum term of the Company’s stock option grants under the Plan is ten years from the date of grant.

Under the 2009 Equity Compensation Program, 2.3 million shares of common stock of the Company were authorized. The maximum term of the Company’s stock option grants under this plan was ten years from the date of grant. In 2014, the Company began issuing restricted stock units ("RSUs"), some of which have performance conditions attached to them. No further awards may be granted from the 2009 program.
The Company has outstanding stock options issued to its directors as well as options assumed under the Somerset Hills’ stock option plans at the time of the Company's acquisition of Somerset Hills. As of December 31, 2018 and 2017, respectively, 55,192 and 81,442 options granted to directors were outstanding. As of December 31, 2018 and 2017, there were 12,296 and 20,774 options outstanding, respectively, under the Somerset Hills’ stock option plans.
Excess tax benefits of stock based compensation were $318,000, $587,000 and $43,000 for the years 2018, 2017 and 2016, respectively.
A summary of the status of the Company’s option plans as of December 31, 2018 and the changes during the year ending on that date is represented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	102,216	$8.49	4.27	$1,101,806
Granted	—	—
Exercised	(34,728)	8.84
Expired	—	—
Forfeited	—	—
Outstanding, end of year	67,488	$8.28	2.86	$440,483
Options exercisable at year-end	67,488	$8.28	2.86	$440,483
There were no non-vested options under the Company’s option plans as of December 31, 2018 and no changes to the non-vested options for the year then ended.
As of December 31, 2018, there was no unrecognized compensation expense related to unvested stock options under the 2018 Omnibus Equity Incentive Plan or the 2009 Equity Compensation Program. Compensation expense recognized for stock options was $0, $14,000 and $35,000 for 2018, 2017 and 2016, respectively.
The aggregate intrinsic values of options exercised in 2018 and 2017 were $406,000 and $337,000, respectively. Exercise of stock options during 2018 and 2017 resulted in cash receipts of $307,000 and $321,000, respectively. The total fair value of options that vested in 2018 and 2017 were $0 and $35,000, respectively.
Information regarding the Company’s restricted stock for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Price
Outstanding, Balance at of January 1, 2018	22,982	$14.44
Granted	11,575	20.30
Vested	(22,856)	14.46
Outstanding, December 31, 2018	11,701	$20.18
In 2018, the Company granted 11,575 shares of restricted stock to non-employee directors at a grant date fair value of $20.30 per share under the Company’s 2018 Omnibus Equity Incentive Plan and 2009 Equity Compensation Program. These shares will vest over a one year period, totaling $235,000 in compensation expense. In 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the Company’s 2009 Equity Compensation Program. These shares vested over a one year period, totaling $240,000 in compensation expense. In 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the Company’s 2009 Equity Compensation Program. These shares vested over a one year period, totaling $240,000 in compensation expense.

The total fair value of the restricted stock vested during the year ended December 31, 2018 was approximately $331,000. Compensation expense recognized for restricted stock was $237,000, $287,000 and $353,000 in 2018, 2017 and 2016, respectively. There was approximately $3,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2018, which is expected to be recognized over a period of 0.05 years.
In 2018, the Company granted 159,233 RSUs at a weighted average grant date fair value of $19.09 per share under the Company’s 2018 Omnibus Equity Incentive Plan and 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreements. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the RSUs granted in 2018 is expected to average approximately $1.0 million per year over a three year period. In 2017, the Company granted 132,523 RSUs at a weighted average grant date fair value of $19.92 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. Compensation expense on these restricted stock units is expected to average approximately $880,000 per year over a three year period. In 2016, the Company granted 180,926 RSUs at a weighted average grant date fair value of $10.45 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average $630,000 per year over a three year period. Compensation expense for restricted stock units totaled $2.2 million, $2.0 million and $1.5 million in 2018, 2017 and 2016, respectively. There was approximately $2.5 million in unrecognized compensation expense related to restricted stock units as of December 31, 2018, which is expected to be recognized over a period of 1.20 years.
Information regarding the Company’s RSUs and changes during the year ended December 31, 2018 is as follows:

	Number of RSUs	Weighted Average Price
Outstanding, Balance at of January 1, 2018	267,732	$13.93
Granted	159,233	19.09
Vested	(119,421)	13.76
Forfeited	(8,197)	18.99
Outstanding, December 31, 2018	299,347	$16.60
NOTE 14 - REVENUE RECOGNITION
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
The following table sets forth the components of noninterest income for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Deposit Related Fees and Charges
Debit card interchange income	$5,150	$4,474	$4,086
Overdraft charges	3,938	4,656	4,763
ATM service charges	830	808	705
Demand deposit fees and charges	540	679	546
Savings service charges	126	123	57
Total	10,584	10,740	10,157
Commissions and Fees
Loan and lease fees	1,264	1,136	1,198
Wire transfer charges	1,093	1,005	914
Investment services income	1,314	1,045	973
Merchant fees	784	718	444
Commissions from sales of checks	434	457	448
Safe deposit income	371	269	247
Other income	264	202	96
Total	5,524	4,832	4,320
Gains on Sale of Loans	1,329	1,836	2,123
Other Income
Gains on customer swap transactions	1,992	982	1,056
Title insurance income	195	200	142
Other income	295	518	431
Total	2,482	1,700	1,629
Revenue not from contracts with customers	2,391	6,327	3,101
Total Noninterest Income	$22,310	$25,435	$21,330
Timing of Revenue Recognition
Products and services transferred at a point in time	$19,844	$19,040	$18,192
Products and services transferred over time	75	68	37
Revenue not from contracts with customers	2,391	6,327	3,101
Total Noninterest Income	$22,310	$25,435	$21,330

NOTE 15 - COMMITMENTS AND CONTINGENCIES
Lease Obligations
Lakeland is obligated under various non-cancelable operating leases on building and land used for office space and banking purposes. These leases contain renewal options and escalation clauses. Rent expense under long-term operating leases amounted to approximately $3.0 million, $3.1 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, including rent expense to related parties of $144,000 in 2018, $144,000 in 2017, and $141,000 in 2016. At December 31, 2018, the minimum commitments under all noncancellable leases with remaining terms of more than one year and expiring through 2033 are as follows (in thousands):

Year
2019	$3,191
2020	3,055
2021	2,866
2022	2,572
2023	2,233
Thereafter	14,642
$28,559
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
Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2018	2017
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$973,709	$966,441
Standby letters of credit and financial guarantees written	21,585	14,832
At December 31, 2018 and 2017 there were $808,000 and $20,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.
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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2018 and 2017 varies based on management’s credit evaluation.
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
The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2018 was $21.6 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.
As of December 31, 2018, Lakeland had $973.7 million in loan and lease commitments, with $667.9 million maturing within one year, $135.5 million maturing after one year but within three years, $19.1 million maturing after three years but within five years, and $151.2 million maturing after five years. As of December 31, 2018, Lakeland had $21.6 million in standby letters of credit, with $21.1 million maturing within one year, $444,000 maturing after one year but within three years, $0 maturing after three years but within five years and $80,000 maturing after five years.
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
NOTE 17 - COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented.

	Year Ended December 31, 2018
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on securities available for sale
Unrealized holding losses arising during period	$(4,241)	$734	$(3,507)
Reclassification adjustment for securities gains included in net income	—	—	—
Net unrealized losses on securities available for sale	(4,241)	734	(3,507)
Unrealized gains on derivatives	9	32	41
Change in pension liability, net	29	(9)	20
Other comprehensive loss	$(4,203)	$757	$(3,446)

	Year Ended December 31, 2017
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on securities available for sale
Unrealized holding losses arising during period	$(1,406)	$503	$(903)
Reclassification adjustment for securities gains included in net income	(2,524)	884	(1,640)
Net unrealized losses on securities available for sale	(3,930)	1,387	(2,543)
Unrealized gains on derivatives	57	(20)	37
Change in pension liability, net	(27)	11	(16)
Other comprehensive loss	$(3,900)	$1,378	$(2,522)

	Year Ended December 31, 2016
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on securities available for sale
Unrealized holding losses arising during period	$(1,816)	$778	$(1,038)
Reclassification adjustment for securities gains included in net income	(370)	137	(233)
Net unrealized losses on available for sale securities	(2,186)	915	(1,271)
Unrealized gains on derivatives	1,033	(361)	672
Change in pension liability, net	70	(28)	42
Other comprehensive loss	$(1,083)	$526	$(557)

	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
	(in thousands, net of tax)
Balance at of January 1, 2016	$1,154	$—	$(4)	$1,150
Other comprehensive income (loss) before classifications	(1,038)	672	42	(324)
Amounts reclassified from accumulated other comprehensive income	(233)	$—	—	(233)
Net current period other comprehensive income (loss)	(1,271)	672	42	$(557)
Balance at December 31, 2016	$(117)	$672	$38	$593

Other comprehensive income (loss) before classifications	(903)	37	(16)	(882)
Amounts reclassified from accumulated other comprehensive income	(1,640)	—	—	(1,640)
Net current period other comprehensive income (loss)	(2,543)	37	(16)	(2,522)
Adjustment for implementation of ASU 2018-02	(572)	153	(1)	(420)
Balance at December 31, 2017	$(3,232)	$862	$21	$(2,349)

Adjustment for implementation of ASU 2016-01	(2,043)	—	—	(2,043)
Adjusted balance as of January 1, 2018	(5,275)	862	21	(4,392)
Other comprehensive income (loss) before classifications	(3,507)	41	20	(3,446)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	(3,507)	41	20	(3,446)
Balance at December 31, 2018	$(8,782)	$903	$41	$(7,838)

NOTE 18 - FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2018 and 2017, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,920	$136,007	$—	$140,927
Mortgage-backed securities	—	447,094	—	447,094
Obligations of states and political subdivisions	—	45,505	—	45,505
Corporate debt securities	—	5,092	—	5,092
Total securities available for sale	4,920	633,698	—	638,618
Equity securities, at fair value	2,731	13,190	—	15,921
Derivative assets	—	12,135	—	12,135
Total Assets	$7,651	$659,023	$—	$666,674
Liabilities:
Derivative liabilities	$—	$11,036	$—	$11,036
Total Liabilities	$—	$11,036	$—	$11,036

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,415	$141,840	$—	$147,255
Mortgage-backed securities	—	424,331	—	424,331
Obligations of states and political subdivisions	—	51,320	—	51,320
Corporate debt securities	—	5,140	—	5,140
Total securities available for sale	5,415	622,631	—	628,046
Equity securities, at fair value	5,147	12,942	—	18,089
Derivative assets	—	6,555	—	6,555
Total Assets	$10,562	$642,128	$—	$652,690
Liabilities:
Derivative liabilities	$—	$5,465	$—	$5,465
Total Liabilities	$—	$5,465	$—	$5,465
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired loans and leases	$—	$—	$19,702	$19,702
Loans held for sale	—	1,113	—	1,113
Other real estate owned and other repossessed assets	—	—	830	830

December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired loans and leases	$—	$—	$22,591	$22,591
Loans held for sale	—	456	—	456
Other real estate owned and other repossessed assets	—	—	843	843
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2018 and December 31, 2017 are outlined below.
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
The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $6.0 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The net loan portfolio at December 31, 2018 has been valued using an exit price approach, which incorporates a build-up discount rate calculation that uses a swap rate adjusted for credit risk, servicing costs, a liquidity premium and a prepayment premium. This is not comparable with the fair values used for December 31, 2017, which are based on entrance prices. For December 31, 2017, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and December 31, 2017:

December 31, 2018	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Investment securities held to maturity	$153,646	$150,932	$—	$143,913	$7,019
Federal Home Loan and other membership bank stock	13,301	13,301	—	13,301	—
Loans and leases, net	4,419,045	4,341,477	—	—	4,341,477
Financial Liabilities:
Certificates of deposit	757,038	750,801	—	750,801	—
Other borrowings	181,118	176,921	—	176,921	—
Subordinated debentures	105,027	102,497	—	—	102,497

December 31, 2017	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Investment securities held to maturity	$139,685	$138,688	$—	$127,901	$10,787
Federal Home Loan and other membership bank stock	12,576	12,576	—	12,576	—
Loans and leases, net	4,117,265	4,114,516	—	—	4,114,516
Financial Liabilities:
Certificates of deposit	737,428	732,417	—	732,417	—
Other borrowings	192,011	189,080	—	189,080	—
Subordinated debentures	104,902	97,244	—	—	97,244
NOTE 19 - DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2018 and 2017, Lakeland had $498,000 and $500,000, respectively, in securities pledged for collateral on its interest rate swaps.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures (See Note 8). The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, the Company did not record any hedge ineffectiveness. The Company recognized $329,000 of accumulated other comprehensive income that was reclassified into interest expense during 2018. The Company did not enter into any hedges in 2018.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $509,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$5,329
Customer interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	5,707
Interest rate swap (cash flow hedge)	30,000	2.5	1.10%	3 Mo. LIBOR	1,099
Classified in Other Liabilities:
Customer interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$(5,329)
3rd party interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	(5,707)

December 31, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$3,634
Customer interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	1,831
Interest rate swap (cash flow hedge)	30,000	3.5	1.10%	3 Mo. LIBOR	1,090
Classified in Other Liabilities:
Customer interest rate swaps	$110,076	8.8	3.87%	1 Mo. LIBOR + 2.11%	$(3,634)
3rd party interest rate swaps	82,760	11.5	4.74%	1 Mo. LIBOR + 2.21%	(1,831)

NOTE 20 - REGULATORY MATTERS
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.
The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $544.1 million was available for payment of dividends from Lakeland to the Company as of December 31, 2018.
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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2018, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2018, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.
As of December 31, 2018 and 2017, the Company and Lakeland have the following capital ratios based on the then current regulations:

	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets)
Company	$637,377	13.71%	>	$458,952	> 9.875%		N/A	N/A
Lakeland	605,560	13.06%		$457,912	9.875%	>	$463,708	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$523,577	11.27%	>	$366,000	> 7.875%		N/A	N/A
Lakeland	565,549	12.20%		$365,170	7.875%	>	$370,967	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$493,577	10.62%	>	$296,285	> 6.375%		N/A	N/A
Lakeland	565,549	12.20%		$295,614	6.375%	>	$301,410	> 6.50%
Tier 1 capital (to average assets)
Company	$523,577	9.39%	>	$222,982	> 4.00%		N/A	N/A
Lakeland	565,549	10.17%		$222,539	4.00%	>	$278,173	> 5.00%

	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets)
Company	$589,047	13.40%	>	$406,477	> 9.25%		N/A	N/A
Lakeland	563,910	12.86%		$405,552	9.25%	>	$438,435	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$477,453	10.87%	>	$318,590	> 7.25%		N/A	N/A
Lakeland	525,979	12.00%		$317,865	7.25%	>	$350,748	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$447,453	10.18%	>	$252,675	> 5.75%		N/A	N/A
Lakeland	525,979	12.00%		$252,100	5.75%	>	$284,983	> 6.50%
Tier 1 capital (to average assets)
Company	$477,453	9.12%	>	$209,431	> 4.00%		N/A	N/A
Lakeland	525,979	10.06%		$209,239	4.00%	>	$261,548	> 5.00%

The final rules implementing the Basel Committee on Banking Supervisions capital guidelines for U.S. Banks became effective for the Company on January 1, 2015, with full compliance with all the final rule’s requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019. The Basel Rules require a “capital conservation buffer.” The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% every January 1 until it reached 2.5% on January 1, 2019.
NOTE 21 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reported goodwill of $136.4 million at both December 31, 2018 and December 31, 2017.
Core deposit intangible was $1.8 million on December 31, 2018 compared to $2.4 million on December 31, 2017. The Company recorded $691,000, $1.5 million and $2.7 million in core deposit intangible for the Harmony, Pascack and Somerset Hills acquisitions, respectively. In 2018, it has amortized $594,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2019	$505
2020	415
2021	326
2022	236
2023	147
NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and due from banks	$23,285	$17,695
Equity securities	2,743	5,158
Investment securities, held to maturity	1,000	1,000
Investment in subsidiaries	695,571	659,180
Other assets	7,182	6,013
TOTAL ASSETS	$729,781	$689,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,015	$1,022
Subordinated debentures	105,027	104,902
Total stockholders’ equity	623,739	583,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,781	$689,046

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
INCOME
Dividends from subsidiaries	$30,589	$26,665	$20,687
Other income	(125)	2,750	199
TOTAL INCOME	30,464	29,415	20,886
EXPENSE
Interest on subordinated debentures	5,141	5,091	2,171
Noninterest expenses	506	377	442
TOTAL EXPENSE	5,647	5,468	2,613
Income before (benefit) provision for income taxes	24,817	23,947	18,273
Income taxes (benefit) provision	(1,130)	(2,018)	(845)
Income before equity in undistributed income of subsidiaries	25,947	25,965	19,118
Equity in undistributed income of subsidiaries	37,454	26,615	22,400
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$63,401	$52,580	$41,518

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,401	$52,580	$41,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on securities	—	(2,539)	—
Amortization of subordinated debt costs	125	118	30
Change in market value of equity securities	338	—	—
Excess tax benefits	318	587	—
Increase in other assets	(1,446)	(1,927)	(922)
(Decrease) increase in other liabilities	(6)	(17)	1,010
Equity in undistributed income of subsidiaries	(37,454)	(26,615)	(22,400)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,276	22,187	19,236
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	—	—	(5,356)
Purchases of available for sale securities	—	(79)	(62)
Purchases of equity securities	(78)	—	—
Proceeds from sale of available for sale securities	—	3,217	—
Proceeds from sale of equity securities	2,155	—	—
Contribution to subsidiary	—	—	(124,373)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,077	3,138	(129,791)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(21,307)	(18,853)	(16,007)
Proceeds from issuance of common stock, net	—	—	48,678
Proceeds from issuance of subordinated debt, net	—	—	73,516
Retirement of restricted stock	(763)	(773)	(206)
Excess tax benefits	—	—	43
Exercise of stock options	307	321	285
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21,763)	(19,305)	106,309
Net increase (decrease) in cash and cash equivalents	5,590	6,020	(4,246)
Cash and cash equivalents, beginning of year	17,695	11,675	15,921
CASH AND CASH EQUIVALENTS, END OF YEAR	$23,285	$17,695	$11,675

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
Based on their evaluation as of December 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2018, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2018. Their report, dated March 1, 2019, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

ITEM 9B – Other Information.
None.
PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders.
ITEM 11 - Executive Compensation.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2018 Omnibus Equity Incentive Plan and the 2009 Equity Compensation Program as of December 31, 2018. These plans were the Company’s only equity compensation plans in existence as of December 31, 2018. The 2018 Omnibus Equity Incentive Plan is the successor to the 2009 Equity Compensation Program and no additional awards will be granted under the 2009 Equity Compensation Program.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	366,240	$8.59	1,991,870
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	366,240	$8.59	1,991,870
The number in column (a) does not include a total of 12,296 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $6.88.
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders.
ITEM 14 - Principal Accounting Fees and Services.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders.

PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)    Consolidated Balance Sheets as of December 31, 2018 and 2017.
(ii)    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2018.
(iii)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended
December 31, 2018.
(iv)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018.
(v)    Notes to Consolidated Financial Statements.
(vi)    Report of Independent Registered Public Accounting Firm.

(a) 2.    Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3.    Exhibits

2.1
Agreement and Plan of Merger, dated as of August 23, 2018, by and between Lakeland Bancorp, Inc. and Highlands Bancorp, Inc., is incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on August 24, 2018.

3.1
Registrant's Restated Certificate of Incorporation, dated July 24, 2018, is incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

3.2	Registrant's Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.1+	Lakeland Bancorp, Inc. 2018 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2018.

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

10.6+
Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.7+	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.8+	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.9+	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.10+
Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.11+
Amendment, dated November 6, 2014, to Change in Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, as incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.12+
Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.13+	Lakeland Bancorp, Inc. Elective Deferral Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2015.

10.14+
Amendment, dated August 7, 2015, to Employment Agreement, dated April 2, 2008 and executed May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.15+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.16+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated October 31, 2013, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.17+
Change in Control Agreement, dated as of April 11, 2016, among Lakeland Bancorp, Inc., Lakeland Bank and James Nigro, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.

10.18+
Change in Control Agreement, dated as of March 15, 2017, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas Splaine, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2017.

10.19
Master Agreement, dated October 31, 2017 among Lakeland Bancorp, Inc., Lakeland Bank and Fiserv Solutions, LLC, is incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.)

10.20+
Amended Change in Control Agreement, dated January 1, 2018, among Lakeland Bancorp, Inc., Lakeland Bank and Ellen Lalwani, is incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.

10.21+
Change in Control Agreement, dated January 1, 2018, among Lakeland Bancorp, Inc., Lakeland Bank and John Rath, is incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.

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

LAKELAND BANCORP, INC.

Dated:	March 1, 2019	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny*	Director	March 1, 2019
Bruce D. Bohuny

/s/ Mary Ann Deacon*	Chairman	March 1, 2019
Mary Ann Deacon

/s/ Brian M. Flynn*	Director	March 1, 2019
Brian M. Flynn

/s/ Mark J. Fredericks*	Director	March 1, 2019
Mark J. Fredericks

/s/ James E. Hanson II *	Director	March 1, 2019
James E. Hanson II

/s/ Janeth C. Hendershot*	Director	March 1, 2019
Janeth C. Hendershot

/s/ Lawrence R. Inserra, Jr.*	Director	March 1, 2019
Lawrence R. Inserra, Jr.

/s/ Thomas J. Marino*	Director	March 1, 2019
Thomas J. Marino

/s/ Robert E. McCracken*	Director	March 1, 2019
Robert E. McCracken

/s/ Robert B. Nicholson, III*	Director	March 1, 2019
Robert B. Nicholson, III

Signature	Capacity	Date

/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Thomas J. Shara

/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019
Thomas Splaine

*By:	/s/ Thomas J. Shara	March 1, 2019
Thomas J. Shara Attorney-in-Fact