Form 10-Q
period 2019-03-31
LAKELAND BANCORP INC
filed 2019-05-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2019
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  [  ]    No  [X]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, no par value	LBAI	The NASDAQ Stock Market

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2019, there were 50,441,279 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS	(dollars in thousands)

Cash	$205,322	$205,199
Interest-bearing deposits due from banks	21,037	3,400
Total cash and cash equivalents	226,359	208,599
Investment securities available for sale, at fair value	659,238	638,618
Equity securities, at fair value	15,232	15,921
Investment securities held to maturity; fair value of $158,219 at March 31, 2019 and $150,932 at December 31, 2018	159,308	153,646
Federal Home Loan Bank and other membership bank stock, at cost	16,951	13,301
Loans, net of deferred costs (fees)	4,921,391	4,456,733
Less: allowance for loan losses	37,979	37,688
Net loans	4,883,412	4,419,045
Loans held for sale	600	1,113
Premises and equipment, net	51,703	49,175
Operating lease right-of-use assets	19,239	—
Accrued interest receivable	17,515	16,114
Goodwill	154,153	136,433
Other identifiable intangible assets	5,192	1,768
Bank owned life insurance	110,430	110,052
Other assets	45,731	42,308
TOTAL ASSETS	$6,365,063	$5,806,093
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$1,071,890	$950,218
Savings and interest-bearing transaction accounts	3,046,322	2,913,414
Time deposits $250 thousand and under	753,126	589,737
Time deposits over $250 thousand	193,246	167,301
Total deposits	5,064,584	4,620,670
Federal funds purchased and securities sold under agreements to repurchase	261,266	233,905
Other borrowings	175,783	181,118
Subordinated debentures	118,193	105,027
Operating lease liabilities	20,823	—
Other liabilities	43,071	41,634
TOTAL LIABILITIES	5,683,720	5,182,354
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000 at March 31, 2019 and December 31, 2018; issued shares, 50,435,663 at March 31, 2019 and 47,486,250 at December 31, 2018	558,245	514,703
Retained earnings	126,787	116,874
Accumulated other comprehensive loss	(3,689)	(7,838)
TOTAL STOCKHOLDERS’ EQUITY	681,343	623,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,365,063	$5,806,093
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
INTEREST INCOME
Loans and fees	$57,642	$45,544
Federal funds sold and interest-bearing deposits with banks	254	166
Taxable investment securities and other	4,873	3,992
Tax-exempt investment securities	408	443
TOTAL INTEREST INCOME	63,177	50,145
INTEREST EXPENSE
Deposits	11,497	5,755
Federal funds purchased and securities sold under agreements to repurchase	608	134
Other borrowings	2,466	2,020
TOTAL INTEREST EXPENSE	14,571	7,909
NET INTEREST INCOME	48,606	42,236
Provision for loan losses	508	1,284
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,098	40,952
NONINTEREST INCOME
Service charges on deposit accounts	2,573	2,611
Commissions and fees	1,412	1,272
Income on bank owned life insurance	683	719
Gain (loss) on equity securities	353	(18)
Gains on sales of loans	371	246
Other income	331	504
TOTAL NONINTEREST INCOME	5,723	5,334
NONINTEREST EXPENSE
Salaries and employee benefits	19,231	16,861
Net occupancy expense	2,954	2,738
Furniture and equipment	2,116	2,206
FDIC insurance expense	450	425
Stationery, supplies and postage	447	416
Marketing expense	469	361
Data processing expense	1,327	466
Telecommunications expense	493	421
ATM and debit card expense	602	510
Core deposit intangible amortization	304	157
Other real estate and repossessed asset expense	86	46
Merger related expenses	2,860	—
Other expenses	2,645	2,530
TOTAL NONINTEREST EXPENSE	33,984	27,137
Income before provision for income taxes	19,837	19,149
Provision for income taxes	4,211	3,894
NET INCOME	$15,626	$15,255
PER SHARE OF COMMON STOCK
Basic earnings	$0.31	$0.32
Diluted earnings	$0.31	$0.32
Dividends	$0.115	$0.100
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
NET INCOME	$15,626	$15,255
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	4,363	(5,732)
Unrealized (losses) gains on derivatives	(214)	283
Other comprehensive income (loss)	4,149	(5,449)
TOTAL COMPREHENSIVE INCOME	$19,775	$9,806
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2019 and 2018

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At January 1, 2018	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	15,255	—	15,255
Other comprehensive loss, net of tax	—	—	(5,449)	(5,449)
Stock based compensation	994	—	—	994
Exercise of stock options	248	—	—	248
Retirement of restricted stock	(744)	—	—	(744)
Cash dividends, common stock	—	(4,778)	—	(4,778)
At March 31, 2018	$513,232	$85,257	$(9,841)	$588,648

At January 1, 2019	$514,703	$116,874	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	125
January 1, 2019, as adjusted	514,703	116,999	(7,838)	623,864
Net income	—	15,626	—	15,626
Other comprehensive income, net of tax	—	—	4,149	4,149
Stock based compensation	696	—	—	696
Issuance of stock for Highlands acquisition	43,417	—	—	43,417
Retirement of restricted stock	(571)	—	—	(571)
Cash dividends, common stock	—	(5,838)	—	(5,838)
At March 31, 2019	$558,245	$126,787	$(3,689)	$681,343
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,626	$15,255
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	497	1,250
Depreciation and amortization	2,138	1,323
Amortization of intangible assets	304	157
Amortization of operating lease right-of-use assets	652	—
Provision for loan losses	508	1,284
Loans originated for sale	(8,931)	(8,473)
Proceeds from sales of loans held for sale	10,928	9,175
Change in market value of equity securities	(353)	18
Gains on sales of loans held for sale	(371)	(246)
Gains on other real estate and other repossessed assets	(36)	(25)
Losses on sales of premises and equipment	85	—
Stock-based compensation	696	994
Excess tax benefits	131	298
Increase in other assets	(2,590)	(2,388)
Increase in other liabilities	959	1,262
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,243	19,884
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	13,454	—
Proceeds from repayments and maturities of available for sale securities	42,074	20,928
Proceeds from repayments and maturities of held to maturity securities	4,153	5,820
Proceeds from sales of equity securities	1,138	—
Purchase of available for sale securities	(36,085)	(24,589)
Purchase of held to maturity securities	(8,510)	(18,461)
Purchase of equity securities	(95)	(326)
Proceeds from redemptions of Federal Home Loan Bank stock	25,792	688
Purchases of Federal Home Loan Bank stock	(27,675)	—
Net increase in loans	(38,506)	(73,247)
Proceeds from sales of other real estate and repossessed assets	253	145
Proceeds from dispositions and sales of premises and equipment	953	—
Purchases of premises and equipment	(1,793)	(1,354)
NET CASH USED IN INVESTING ACTIVITIES	(24,847)	(90,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	34,545	79,339
Increase in federal funds purchased and securities sold under agreements to repurchase	27,361	1,549
Repayments of other borrowings	(33,133)	(15,000)
Exercise of stock options	—	248
Retirement of restricted stock	(571)	(744)
Dividends paid	(5,838)	(4,778)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,364	60,614
Net increase (decrease) in cash and cash equivalents	17,760	(9,898)
Cash and cash equivalents, beginning of period	$208,599	142,933
CASH AND CASH EQUIVALENTS, END OF PERIOD	$226,359	$133,035

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$230	$2,046
Cash paid during the period for interest	13,001	6,716
Transfer of loans into other repossessed assets and other real estate owned	102	669
Initial recognition of operating lease right-of-use assets	18,651	—
Initial recognition of operating lease liabilities	20,203	—
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,767	—
Investment securities available for sale	22,734	—
Loans, including loans held for sale	428,072	—
Goodwill and other intangible assets, net	21,448	—
Other assets	8,602	—
Total non-cash assets acquired	482,623	—
Liabilities assumed:
Deposits	409,638	—
Other borrowings	40,957	—
Other liabilities	2,065	—
Total liabilities assumed	452,660	—
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	43,417	—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2019 do not necessarily indicate the results that the Company will achieve for all of 2019.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
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
The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition, including the use of a third-party valuation specialist. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Highlands.

(in thousands)
Cash and cash equivalents	13,454
Securities, available for sale	22,734
Federal Home Loan Bank stock	1,767
Loans held for sale	1,113
Loans	426,959
Premises and equipment	3,253
Goodwill	17,720
Identifiable intangible assets	3,728
Accrued interest receivable and other assets	5,349
Total assets acquired	496,077

Deposits	(409,638)
Other borrowings	(27,800)
Subordinated debt	(13,157)
Other liabilities	(2,065)
Total liabilities assumed	(452,660)
Net assets acquired	$43,417
Loans acquired in the Highlands acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310. There was no carryover related allowance for loan losses. The fair values of loans acquired from Highlands were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.
The following is a summary of the credit impaired loans acquired in the Highlands acquisition as of the closing date.

(in thousands)
Contractually required principal and interest at acquisition	$20,025
Contractual cash flows not expected to be collected (non-accretable difference)	4,758
Expected cash flows at acquisition	$15,267
Interest component of expected cash flows (accretable difference)	1,420
Fair value of acquired loans	$13,847
The core deposit intangible totaled $3.7 million and is being amortized over its estimated useful life of approximately ten years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2019, the Company incurred $2.9 million of merger and acquisition integration-related expenses, which have been separately stated in the Company's Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following table provides unaudited condensed pro forma financial information assuming that the Highlands acquisition had been completed as of January 1, 2019, for the three months ended March 31, 2019 and as of January 1, 2018 for the three months ended March 31, 2018. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired companies to the Company’s policies that may have occurred as a result of the integration and consolidation of Highlands' operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects. The Company has not provided separate information regarding revenue and earnings of Highlands since the acquisition because of the manner in which Highlands' branches and lending team were immediately merged into Lakeland’s branches and lending team making such information impracticable to provide.

	Pro Forma	Pro Forma
(in thousands)	March 31, 2019	March 31, 2018
Net interest income	$48,753	$46,787
Provision for loan losses	508	1,382
Noninterest income	5,694	6,198
Noninterest expense	31,205	30,501
Net income	17,784	16,687
Earnings per share:
Fully diluted	$0.35	$0.33

NOTE 3 – REVENUE RECOGNITION
The Company’s primary source of revenue is interest income generated from loans and investment securities. Interest income is recognized according to the terms of the financial instrument agreement over the life of the loan or investment security unless it is determined that the counterparty is unable to continue making interest payments. Interest income also includes prepaid interest fees from commercial customers, which approximates the interest foregone on the balance of the loan prepaid.
The Company’s additional source of income, also referred to as noninterest income, is generated from deposit related fees, interchange fees, loan fees, merchant fees, loan sales and other miscellaneous income and is largely based on contracts with customers. In these cases, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company considers a customer to be any party to which the Company will provide goods or services that are an output of the Company’s ordinary activities in exchange for consideration. There is little seasonality with regards to revenue from contracts with customers and all inter-company revenue is eliminated when the Company’s financial statements are consolidated.
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
The following table sets forth the components of noninterest income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(in thousands)	2019	2018

Deposit Related Fees and Charges
Debit card interchange income	$1,218	$1,118
Overdraft charges	996	1,109
ATM service charges	184	190
Demand deposit fees and charges	143	158
Savings service charges	32	36
Total	2,573	2,611
Commissions and Fees
Loan fees	348	322
Wire transfer charges	267	248
Investment services income	352	228
Merchant fees	184	216
Commissions from sales of checks	103	108
Safe deposit income	91	84
Other income	61	63
Total	1,406	1,269
Gains on Sale of Loans	371	246
Other Income
Gains on customer swap transactions	199	332
Title insurance income	90	49
Other income	61	97
Total	350	478
Revenue not from contracts with customers	1,023	730
Total Noninterest Income	5,723	5,334
Timing of Revenue Recognition
Products and services transferred at a point in time	4,681	4,585
Products and services transferred over time	19	19
Revenue not from contracts with customers	1,023	730
Total Noninterest Income	$5,723	$5,334

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018

Net income available to common shareholders	$15,626	$15,255
Less: earnings allocated to participating securities	141	141
Net income allocated to common shareholders	$15,485	$15,114
Weighted average number of common shares outstanding - basic	50,275	47,503
Share-based plans	167	233
Weighted average number of common shares outstanding - diluted	50,442	47,736
Basic earnings per share	$0.31	$0.32
Diluted earnings per share	$0.31	$0.32
There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2019 and 2018.
NOTE 5 – INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale and held to maturity investment securities are as follows:

	March 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$141,088	$94	$(1,601)	$139,581	$143,495	$—	$(2,568)	$140,927
Mortgage-backed securities, residential	442,358	1,473	(5,204)	438,627	434,208	779	(8,843)	426,144
Mortgage-backed securities, multifamily	30,956	135	(82)	31,009	21,087	67	(204)	20,950
Obligations of states and political subdivisions	44,850	362	(195)	45,017	45,951	140	(586)	45,505
Debt securities	5,000	4	—	5,004	5,000	92	—	5,092
	$664,252	$2,068	$(7,082)	$659,238	$649,741	$1,078	$(12,201)	$638,618

	March 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

HELD TO MATURITY
U.S. government agencies	$32,461	$—	$(360)	$32,101	$33,025	$—	$(677)	$32,348
Mortgage-backed securities, residential	82,070	246	(1,033)	81,283	75,859	169	(1,838)	74,190
Mortgage-backed securities, multifamily	1,827	—	(19)	1,808	1,853	—	(35)	1,818
Obligations of states and political subdivisions	36,450	274	(127)	36,597	37,909	113	(328)	37,694
Debt securities	6,500	—	(70)	6,430	5,000	—	(118)	4,882
	$159,308	$520	$(1,609)	$158,219	$153,646	$282	$(2,996)	$150,932

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of March 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2019
Due in one year or less	$24,755	$24,636	$5,924	$5,929
Due after one year through five years	116,056	115,089	42,423	42,361
Due after five years through ten years	32,550	32,602	24,379	24,144
Due after ten years	17,577	17,275	2,685	2,694
	190,938	189,602	75,411	75,128
Mortgage-backed securities	473,314	469,636	83,897	83,091
Total securities	$664,252	$659,238	$159,308	$158,219
There were no sales of available for sale or held to maturity securities during the three months ended March 31, 2019 and 2018.
Securities with a carrying value of approximately $511.3 million and $476.3 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2019
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$12,112	$78	$116,126	$1,523	25	$128,238	$1,601
Mortgage-backed securities, residential	719	1	289,307	5,203	126	290,026	5,204
Mortgage-backed securities, multifamily	4,979	9	12,993	73	4	17,972	82
Obligations of states and political subdivisions	—	—	16,088	195	30	16,088	195
	$17,810	$88	$434,514	$6,994	185	$452,324	$7,082
HELD TO MATURITY
U.S. government agencies	$—	$—	$32,101	$360	6	$32,101	$360
Mortgage-backed securities, residential	9,012	27	47,210	1,006	31	56,222	1,033
Mortgage-backed securities, multifamily	—	—	1,808	19	2	1,808	19
Obligations of states and political subdivisions	—	—	8,222	127	7	8,222	127
Debt securities	3,930	70	—	—	1	3,930	70
	$12,942	$97	$89,341	$1,512	47	$102,283	$1,609

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2018
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$20,588	$216	$120,338	$2,352	27	$140,926	$2,568
Mortgage-backed securities, residential	10,119	58	316,851	8,785	139	326,970	8,843
Mortgage-backed securities, multifamily	1,977	2	12,911	202	4	14,888	204
Obligations of states and political subdivisions	1,289	2	26,522	584	50	27,811	586
	$33,973	$278	$476,622	$11,923	220	$510,595	$12,201
HELD TO MATURITY
U.S. government agencies	$—	$—	$32,348	$677	6	$32,348	$677
Mortgage-backed securities, residential	8,325	59	53,761	1,779	36	62,086	1,838
Mortgage-backed securities, multifamily	—	—	1,818	35	2	1,818	35
Obligations of states and political subdivisions	1,764	8	15,580	320	27	17,344	328
Debt securities	3,882	118	—	—	1	3,882	118
	$13,971	$185	$103,507	$2,811	72	$117,478	$2,996
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
If the above factors indicate that an additional analysis is required, management will perform a discounted cash flow analysis evaluating the security.
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $15.2 million and $15.9 million at March 31, 2019 and December 31, 2018, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. In the first three months of 2019, the Company recorded proceeds from sales of equity securities of $1.1 million while recording no sales in the first three months of 2018. The Company also recorded $353,000 in market value gain on equity securities in noninterest income for the first quarter of 2019 and $18,000 in market value loss in the same period of 2018.
As of March 31, 2019, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $1.9 million and $13.4 million, respectively. The Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2019, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds include $9.8 million that are primarily invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
NOTE 6 – LOANS AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2019	December 31, 2018

Commercial, secured by real estate	$3,436,550	$3,057,779
Commercial, industrial and other	389,230	336,735
Equipment finance	90,791	87,925
Real estate - residential mortgage	335,290	329,854
Real estate - construction	332,995	319,545
Home equity and consumer	339,815	328,609
Total loans	4,924,671	4,460,447
Less: deferred fees	(3,280)	(3,714)
Loans, net of deferred fees	$4,921,391	$4,456,733
At March 31, 2019 and December 31, 2018, home equity and consumer loans included overdraft deposit balances of $368,000 and $452,000, respectively. At March 31, 2019 and December 31, 2018, the Company had $1.32 billion and $1.16 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The carrying value of loans acquired in the Highlands merger and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $13.7 million which was substantially the same as the balance at acquisition on January 4, 2019. The carrying value of the purchased credit impaired ("PCI") loans acquired in the Pascack Community Bank ("Pascack") acquisition was $145,000 at March 31, 2019 compared to $157,000 at December 31, 2018. The carrying value of PCI loans acquired in the Harmony Bank ("Harmony") acquisition was $485,000 at March 31, 2019 compared to $495,000 at December 31, 2018.
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018

Balance, beginning of period	$81	$129
Acquisitions	1,420	—
Accretion	(193)	(44)
Net reclassification non-accretable difference	30	28
Balance, end of period	$1,338	$113

Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	March 31, 2019	December 31, 2018

Commercial, secured by real estate	$9,817	$7,192
Commercial, industrial and other	2,202	1,019
Equipment finance	383	501
Real estate - residential mortgage	1,740	1,986
Home equity and consumer	1,581	1,432
Total non-accrual loans	$15,723	$12,130
Other real estate and other repossessed assets	715	830
TOTAL NON-PERFORMING ASSETS	$16,438	$12,960
Troubled debt restructurings, still accruing	$6,352	$9,293
Non-accrual loans included $2.8 million and $3.6 million of troubled debt restructurings for the periods ended March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had $1.2 million and $1.5 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.
An age analysis of past due loans, segregated by class of loans as of March 31, 2019 and December 31, 2018, is as follows:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
March 31, 2019
Commercial, secured by real estate	$14,944	$3,060	$3,913	$21,917	$3,414,633	$3,436,550	$—
Commercial, industrial and other	1,084	220	377	1,681	387,549	389,230	—
Equipment finance	358	210	383	951	89,840	90,791	—
Real estate - residential mortgage	2,406	—	1,146	3,552	331,738	335,290	—
Real estate - construction	—	—	3,423	3,423	329,572	332,995	—
Home equity and consumer	1,845	365	1,297	3,507	336,308	339,815	78
	$20,637	$3,855	$10,539	$35,031	$4,889,640	$4,924,671	$78
December 31, 2018
Commercial, secured by real estate	$1,477	$639	$2,237	$4,353	$3,053,426	$3,057,779	$—
Commercial, industrial and other	173	243	750	1,166	335,569	336,735	—
Equipment finance	533	13	501	1,047	86,878	87,925	—
Real estate - residential mortgage	743	111	1,776	2,630	327,224	329,854	—
Real estate - construction	—	—	—	—	319,545	319,545	—
Home equity and consumer	1,917	216	850	2,983	325,626	328,609	—
	$4,843	$1,222	$6,114	$12,179	$4,448,268	$4,460,447	$—

Impaired Loans
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings, but excludes PCI loans. Impaired loans as of March 31, 2019 and December 31, 2018 are as follows:

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2019
Loans without specific allowance:
Commercial, secured by real estate	$12,188	$12,883	$—	$8,878	$52
Commercial, industrial and other	2,309	2,633	—	1,142	4
Equipment finance	301	597	—	301	—
Real estate - residential mortgage	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,797	4,070	229	6,642	72
Commercial, industrial and other	200	199	8	199	3
Equipment finance	26	26	12	26	—
Real estate - residential mortgage	715	875	4	718	5
Real estate - construction	—	—	—	—	—
Home equity and consumer	700	741	6	697	8
Total:
Commercial, secured by real estate	$15,985	$16,953	$229	$15,520	$124
Commercial, industrial and other	2,509	2,832	8	1,341	7
Equipment finance	327	623	12	327	—
Real estate - residential mortgage	715	875	4	718	5
Real estate - construction	—	—	—	—	—
Home equity and consumer	700	741	6	697	8
	$20,236	$22,024	$259	$18,603	$144

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
Loans without specific allowance:
Commercial, secured by real estate	$9,284	$9,829	—	$7,369	$188
Commercial, industrial and other	1,151	1,449	—	1,834	19
Equipment finance	301	597	—	376	—
Real estate - residential mortgage	—	—	—	242	4
Real estate - construction	—	—	—	726	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	7,270	7,597	307	7,594	317
Commercial, industrial and other	209	209	7	209	12
Equipment finance	30	30	14	19	—
Real estate - residential mortgage	730	884	4	745	20
Real estate - construction	—	—	—	—	—
Home equity and consumer	727	765	6	898	32
Total:
Commercial, secured by real estate	$16,554	$17,426	$307	$14,963	$505
Commercial, industrial and other	1,360	1,658	7	2,043	31
Equipment finance	331	627	14	395	—
Real estate - residential mortgage	730	884	4	987	24
Real estate - construction	—	—	—	726	—
Home equity and consumer	727	765	6	898	32
	$19,702	$21,360	$338	$20,012	$592
Interest income recognized on impaired loans was $144,000 and $177,000 for the three months ended March 31, 2019 and 2018, respectively. Interest that would have been accrued on impaired loans during the first three months of 2019 and 2018 had the loans been performing under original terms would have been $268,000 and $307,000, respectively.
Credit Quality Indicators
The class of loans is determined by internal risk rating. Management closely and continually monitors the quality of its loans and assesses the quantitative and qualitative risks arising from the credit quality of its loans. Lakeland assigns a credit risk rating to all commercial loans and loan commitments. The credit risk rating system has been developed by management to provide a methodology to be used by loan officers, department heads and senior management in identifying various levels of credit risk that exist within Lakeland’s commercial loan portfolios. The risk rating system assists senior management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, guarantor support, industry conditions and economic conditions. Management categorizes commercial loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of March 31, 2019 and December 31, 2018, by the risk ratings discussed above (in thousands):

March 31, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$2,450	$—
2	—	18,444	—
3	68,756	36,739	—
4	933,390	88,551	18,204
5	2,247,650	205,999	302,190
5W - Watch	89,295	19,381	5,873
6 - Other assets especially mentioned	46,466	3,988	2,267
7 - Substandard	50,993	13,678	4,461
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,436,550	$389,230	$332,995

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$1,119	$—
2	—	18,462	—
3	69,995	36,367	—
4	933,577	91,145	17,375
5	1,910,423	168,474	297,625
5W - Watch	61,626	7,798	3,493
6 - Other assets especially mentioned	38,844	2,033	—
7 - Substandard	43,314	11,337	1,052
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,057,779	$336,735	$319,545
The risk rating tables above do not include residential mortgage loans, consumer loans, or equipment finance because they are evaluated on their payment status.

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended March 31, 2019
Beginning Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(187)	(147)	(87)	(50)	—	(45)	(516)
Recoveries	115	97	2	9	5	71	299
Provision	(294)	900	45	39	(133)	(49)	508
Ending Balance	$27,515	$2,592	$947	$1,564	$2,887	$2,474	$37,979

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended March 31, 2018
Beginning Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(22)	(1,012)	(23)	(93)	—	(100)	(1,250)
Recoveries	31	20	2	2	5	95	155
Provision	104	447	433	123	196	(19)	1,284
Ending Balance	$25,817	$1,768	$1,042	$1,589	$2,932	$2,496	$35,644

Loans receivable summarized by portfolio segment and impairment method are as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
March 31, 2019
Ending Balance: Individually evaluated for impairment	$15,985	$2,509	$327	$715	$—	$700	$20,236
Ending Balance: Collectively evaluated for impairment	3,413,062	384,213	90,464	334,177	329,566	338,573	4,890,055
Ending Balance: Loans acquired with deteriorated credit quality	7,503	2,508	—	398	3,429	542	14,380
Ending Balance (1)	$3,436,550	$389,230	$90,791	$335,290	$332,995	$339,815	$4,924,671

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2018
Ending Balance: Individually evaluated for impairment	$16,554	$1,360	$331	$730	$—	$727	$19,702
Ending Balance: Collectively evaluated for impairment	3,040,573	335,375	87,594	329,124	319,545	327,882	4,440,093
Ending balance: Loans acquired with deteriorated credit quality	652	—	—	—	—	—	652
Ending Balance (1)	$3,057,779	$336,735	$87,925	$329,854	$319,545	$328,609	$4,460,447

(1)	Excludes deferred fees

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
March 31, 2019
Ending Balance: Individually evaluated for impairment	$229	$8	$12	$4	$—	$6	$259
Ending Balance: Collectively evaluated for impairment	27,286	2,584	935	1,560	2,887	2,468	37,720
Ending Balance	$27,515	$2,592	$947	$1,564	$2,887	$2,474	$37,979

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2018
Ending Balance: Individually evaluated for impairment	$307	$7	$14	$4	$—	$6	$338
Ending Balance: Collectively evaluated for impairment	27,574	1,735	973	1,562	3,015	2,491	37,350
Ending Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.3 million as of March 31, 2019 and December 31, 2018. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
Troubled Debt Restructurings
Loans are classified as troubled debt restructured loans in cases where borrowers experience financial difficulties and Lakeland makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. The Company considers the potential losses on these loans as well as the remainder of its impaired loans while considering the adequacy of the allowance for loan losses.
The following table summarizes loans that have been restructured during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial, secured by real estate	—	$—	$—	2	$1,657	$1,657
	—	$—	$—	2	$1,657	$1,657
There were no loans as of March 31, 2019 and 2018 that were restructured within the previous twelve months that have subsequently defaulted.
Other Real Estate and Other Repossessed Assets
At March 31, 2019 and December 31, 2018, the Company had other real estate owned of $715,000 and $830,000, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $624,000 and $702,000 at March 31, 2019 and December 31, 2018, respectively. There were no balances of other repossessed assets at both March 31, 2019 and December 31, 2018.

NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. At March 31, 2019, the Company had lease liabilities totaling $20.8 million and right-of-use assets totaling $19.2 million related to these leases. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 10.86 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.49%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

(in thousands)	Three Months Ended March 31, 2019

Operating lease cost	$820
Variable lease cost	35
Sublease income	(31)
Net lease cost	$824
Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $758,000.

Other information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$660

Right-of-use asset obtained in exchange for new operating lease liabilities	$765
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2019. At March 31, 2019, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2019 is as follows:

(in thousands)
Within one year	$3,273
After one year but within two years	3,036
After two year but within three years	2,786
After three year but within four years	2,283
After four year but within five years	2,058
After 5 years	12,061
Total undiscounted cash flows	25,497
Discount on cash flows	(4,674)
Total lease liability	$20,823

NOTE 8 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $11.2 million and $498,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution for March 31, 2019 and December 31, 2018.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019, the Company did not record any hedge ineffectiveness. The Company recognized $124,000 and $43,000 of accumulated other comprehensive income (loss) that was reclassified into interest expense for the first three months of 2019 and 2018, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $448,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$88,842	7.5	3.80%	1 Mo. LIBOR + 2.13%	$2,939
Customer interest rate swaps	253,922	10.8	4.83%	1 Mo. LIBOR + 2.04%	11,411
Interest rate swap (cash flow hedge)	30,000	2.3	1.10%	3 Mo. LIBOR	828
Classified in Other Liabilities:
Customer interest rate swaps	$88,842	7.5	3.80%	1 Mo. LIBOR + 2.13%	$(2,939)
3rd Party interest rate swaps	253,922	10.8	4.83%	1 Mo. LIBOR + 2.04%	(11,411)

December 31, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$5,329
Customer interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	5,707
Interest rate swap (cash flow hedge)	30,000	2.5	1.10%	3 Mo. LIBOR	1,099
Classified in Other Liabilities:
Customer interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$(5,329)
3rd party interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	(5,707)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $154.2 million and $136.4 million at March 31, 2019 and December 31, 2018, respectively. The Company recorded $17.7 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.
The Company had core deposit intangibles of $5.2 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively. The Company recorded core deposit intangible of $3.7 million for the Highlands acquisition. The estimated future amortization expense for the remainder of 2019 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2019	$878
2020	1,025
2021	868
2022	711
2023	554
2024	425
NOTE 10 – BORROWINGS
At March 31, 2019, the Company had federal funds purchased and securities sold under agreements to repurchase of $220.0 million and $41.3 million, respectively, compared to federal funds purchased and securities sold under agreements to repurchase of $192.1 million and $41.8 million, respectively, at December 31, 2018. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of March 31, 2019, the Company had $56.2 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
NOTE 11 – SHARE-BASED COMPENSATION
The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2018 Omnibus Equity Incentive Plan and previously granted such awards under the 2009 Equity Compensation Program. The Company recognized share based compensation expense on its restricted stock of $55,000 and $56,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was unrecognized compensation cost of $156,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.80 years. The Company recognized share based compensation expense of $640,000 and $938,000 on RSUs for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense related to RSUs was approximately $3.9 million as of March 31, 2019, and that cost is expected to be recognized over a period of 1.78 years. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2019.
In the first three months of 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $208,000 over a one year period. In the first three months of 2018, the Company granted 10,945 shares of restricted stock to non-employee directors at a grant date fair value of $20.55 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $225,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2019	11,701	$20.18
Granted	13,052	15.96
Vested	(11,643)	20.24
Forfeited	—	—
Outstanding, March 31, 2019	13,110	$15.93
In the first three months of 2019, the Company granted 127,559 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.66 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first three months of 2019 is expected to average approximately $708,000 per year over a three year period. In the first three months of 2018, the Company granted 146,233 RSUs at a weighted average grant date fair value of $19.11 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $932,000 per year over a three year period.
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2019	299,347	$16.60
Granted	127,559	16.66
Vested	(83,396)	12.53
Forfeited	(2,717)	17.38
Outstanding, March 31, 2019	340,793	$17.61
There were no grants of stock options in the first three months of 2019 or 2018. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	67,488	$8.28	2.86	$440,483
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2019	67,488	$8.28	2.61	$448,581
Options exercisable at March 31, 2019	67,488	$8.28	2.61	$448,581
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were no stock options exercised during the first three months of 2019 and 26,250 stock options exercised during the first three months of 2018. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $0 and $297,000, respectively. Exercise of stock options during the first three months of 2019 and 2018, resulted in cash receipts of $0 and $248,000, respectively.

NOTE 12 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	March 31, 2019			March 31, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding (losses) gains arising during period	$6,109	$(1,746)	$4,363	$(7,502)	$1,770	$(5,732)
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized losses (gains)	6,109	(1,746)	4,363	(7,502)	1,770	(5,732)
Unrealized gains (losses) on derivatives	(271)	57	(214)	358	(75)	283
Other comprehensive (loss) income, net	$5,838	$(1,689)	$4,149	$(7,144)	$1,695	$(5,449)

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
(in thousands)	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	(8,782)	903	41	(7,838)	$(3,232)	$862	$21	$(2,349)
Adjustment for implementation of ASU 2016-01	—	—	—	—	(2,043)	—	—	(2,043)
Adjusted beginning balance	(8,782)	903	41	(7,838)	(5,275)	862	21	(4,392)
Net current period other comprehensive (loss) income	4,363	(214)	—	4,149	(5,732)	283	—	(5,449)
Ending balance	(4,419)	689	41	(3,689)	$(11,007)	$1,145	$21	$(9,841)
NOTE 13 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
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

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities and its interest rate swaps. The Company obtains fair values on its securities using information from a third-party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third-party pricing service. This review includes a comparison to non-binding third-party quotes.
The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2019, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2019
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$16,293	$123,288	$—	$139,581
Mortgage-backed securities	—	469,636	—	469,636
Obligations of states and political subdivisions	—	45,017	—	45,017
Other debt securities	—	5,004	—	5,004
Total securities available for sale	16,293	642,945	—	659,238
Equity securities, at fair value	1,864	13,368	—	15,232
Derivative assets	—	15,178	—	15,178
Total Assets	$18,157	$671,491	$—	$689,648
Liabilities:
Derivative liabilities	$—	$14,350	$—	$14,350
Total Liabilities	$—	$14,350	$—	$14,350

December 31, 2018
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,920	$136,007	$—	$140,927
Mortgage-backed securities	—	447,094	—	447,094
Obligations of states and political subdivisions	—	45,505	—	45,505
Corporate debt securities	—	5,092	—	5,092
Total securities available for sale	4,920	633,698	—	638,618
Equity securities, at fair value	2,731	13,190	—	15,921
Derivative assets	—	12,135	—	12,135
Total Assets	$7,651	$659,023	$—	$666,674
Liabilities:
Derivative liabilities	$—	$11,036	$—	$11,036
Total Liabilities	$—	$11,036	$—	$11,036

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
March 31, 2019
Assets:
Impaired loans	$—	$—	$20,236	$20,236
Loans held for sale	—	600	—	600
Other real estate owned and other repossessed assets	—	—	715	715

December 31, 2018
Assets:
Impaired loans	$—	$—	$19,702	$19,702
Loans held for sale	—	1,113	—	1,113
Other real estate owned and other repossessed assets	—	—	830	830
Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of real estate is assessed based on appraisals by qualified third-party licensed appraisers. The appraisers may use the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 4-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or market value. Fair value is generally determined by the value of purchase commitments.
Other real estate owned (“OREO”) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through recognized valuation resources.
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
The estimation methodologies used, the estimated fair values and recorded book balances at March 31, 2019, and December 31, 2018, are outlined below.
This summary, as well as the table below, excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents. For financial liabilities, these include noninterest-bearing demand deposits, savings and interest-bearing transaction accounts and federal funds purchased and securities sold under agreements to repurchase. The estimated fair value of demand, savings and interest-bearing transaction accounts is the amount payable on demand at the reporting date. Carrying value is used because there is no stated maturity on these accounts, and the customer has the ability to withdraw the funds immediately. Also excluded from this summary and the following table are those financial instruments recorded at fair value on a recurring basis, as previously described.

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $5.0 million in short-term municipal bond anticipation notes and $2.5 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The net loan portfolio has been valued using an exit price approach, which incorporates a buildup discount rate calculation that uses a swap rate adjusted for credit risk, servicing costs, a liquidity premium and a prepayment premium.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2019
Financial Assets:
Investment securities held to maturity	$159,308	$158,219	$—	$150,700	$7,519
Federal Home Loan Bank and other membership bank stocks	16,951	16,951	—	16,951	—
Loans, net	4,883,412	4,899,288	—	—	4,899,288
Financial Liabilities:
Certificates of deposit	946,372	942,283	—	942,283	—
Other borrowings	175,783	174,569	—	174,569	—
Subordinated debentures	118,193	115,462	—	—	115,462
December 31, 2018
Financial Assets:
Investment securities held to maturity	$153,646	$150,932	$—	$143,913	$7,019
Federal Home Loan Bank and other membership bank stocks	13,301	13,301	—	13,301	—
Loans, net	4,419,045	4,341,477	—	—	4,341,477
Financial Liabilities:
Certificates of deposit	757,038	750,801	—	750,801	—
Other borrowings	181,118	176,921	—	176,921	—
Subordinated debentures	105,027	102,497	—	—	102,497

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
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
In August 2018, the FASB issued an update which changes the disclosure of accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in the update remove disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. Because the Company has minimal pension plans that require calculation of projected benefit obligations or accumulated benefit obligations, the update will not have a material impact on the Company's financial statements.
In June 2018, the FASB issued an update expanding earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Earlier adoption was permitted. The adoption of this update did not have a significant impact on the Company's financial statements.
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
In July 2017, the FASB issued guidance which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. The provisions of the new guidance related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this update did not have a material impact on the Company’s financial statements because the Company does not have any equity-linked financial instruments that have such down round features.
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
In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company formed a working group under the direction of the Chief Risk Officer that is comprised of individuals from the credit, risk management, finance and project management areas for implementation of this update. In 2018, the Company contracted with a software and advisory service provider to aid in implementation. The software provider has completed configuration of the software platform and the Company has completed initial data preparation for the software. The Company and software provider have begun evaluating results of initial scenario analysis and as a result have been reviewing and fine tuning assumptions in the model. The Company is still developing qualitative adjustments as well as metrics for determination of a reasonable and supportable forecast period. The Company has engaged a third-party firm to conduct a review and validation of our methodology and models.
In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company retained the services of a software provider to aid in its implementation. In the third quarter of 2018, the FASB issued updates which included targeted improvements to the leasing guidance that is intended to reduce costs and ease implementation of the leases standard. The improvements include an optional transition method to adopt the new leases standard where the entity could initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for comparative periods presented in the financial statements in which it adopts the new leases standard, will continue to be in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases. An entity that adopts this additional transition method, must provide the required disclosures for all periods that continue to be in accordance with the current ASC 840. The lease update also includes a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for these components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance and both of the following conditions are met: 1) the timing and pattern of transfer of the nonlease component(s) and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. Management used the optional transition method discussed above and also used the practical expedient to account for non-lease components with the associated lease component as a single component assuming the appropriate conditions are met. The FASB issued further clarification of the standard and addressed implementation and disclosure requirements. With the adoption of this update, the Company recorded an operating lease right-of-use asset of $18.7 million, a corresponding liability of $20.2 million and a cumulative adjustment to retained earnings of $125,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Statements Regarding Forward Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan losses), the Company's future tax expense, corporate objectives, and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
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
Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland and their subsidiaries, including Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All intercompany balances and transactions have been eliminated.
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
Financial Overview
During the first quarter, the Company completed the merger of Highlands Bancorp Inc. ("Highlands"), adding $496.1 million in total assets, including $428.1 million in total loans, including loans held for sale, and $409.6 million in total deposits. The Company's financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing periods.
For the first quarter of 2019, the Company reported net income of $15.6 million and earnings per diluted share of $0.31 compared to net income of $15.3 million and earnings per diluted share of $0.32 for the first quarter of 2018. Excluding merger-related expenses pertaining to the Company's acquisition of Highlands, of $2.1 million, tax-effected, net income for the first quarter of 2019 was $17.8 million, or $0.35 per diluted share. For more information, please see "Reconciliation of Net Income" in "Non-GAAP Financial Measures" below. For the first quarter of 2019, annualized return on average assets was 1.02%, annualized return on average common equity was 9.41% and annualized return on average tangible common equity was 12.32% compared to 1.14%, 10.60%, and 13.90%, respectively, for the first quarter of 2018.
Net interest margin was 3.42% in the first quarter of 2019 compared to 3.39% in the first quarter of 2018.

Total loans, net of deferred fees, grew $464.7 million, or 10%, to $4.92 billion during the first three months of 2019 and included $427.0 million of Highlands loan balances.
Total deposits increased $443.9 million, or 10%, from December 31, 2018 to March 31, 2019, to $5.06 billion and included $409.6 million of Highlands deposit balances.
Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018
Net Income
Net income was $15.6 million, or $0.31 per diluted share, for the first quarter of 2019 compared to net income of $15.3 million, or $0.32 per diluted share, for the first quarter of 2018. Net interest income of $48.6 million for the first quarter of 2019 increased $6.4 million from the first quarter of 2018 as a result of the merger, organic growth and an increase in market interest rates.
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
Net interest income on a tax equivalent basis for the first quarter of 2019 was $48.7 million, compared to $42.4 million for the first quarter of 2018. The net interest margin increased to 3.42% in the first quarter of 2019 from 3.39% in the first quarter of 2018 primarily as a result of an increase in the yield on interest-earning assets partially offset by an increase in the cost of interest-bearing liabilities. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2019 and March 31, 2018 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$4,871,534	$57,642	4.80%	$4,194,207	$45,544	4.40%
Taxable investment securities and other	782,699	4,873	2.49%	736,342	3,992	2.17%
Tax-exempt securities	75,347	516	2.74%	84,713	561	2.65%
Federal funds sold (2)	43,273	254	2.35%	47,366	166	1.40%
Total interest-earning assets	5,772,853	63,285	4.44%	5,062,628	50,263	4.02%
Noninterest-earning assets:
Allowance for loan losses	(41,829)			(35,979)
Other assets	452,200			382,760
TOTAL ASSETS	$6,183,224			$5,409,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$513,270	$94	0.07%	$487,666	$69	0.06%
Interest-bearing transaction accounts	2,554,865	7,417	1.18%	2,240,044	3,343	0.61%
Time deposits	890,070	3,986	1.79%	761,418	2,343	1.23%
Borrowings	435,501	3,074	2.82%	338,782	2,154	2.54%
Total interest-bearing liabilities	4,393,706	14,571	1.34%	3,827,910	7,909	0.83%
Noninterest-bearing liabilities:
Demand deposits	1,056,060			964,498
Other liabilities	60,253			33,301
Stockholders’ equity	673,205			583,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,183,224			$5,409,409
Net interest income/spread		48,714	3.10%		42,354	3.19%
Tax equivalent basis adjustment		108			118
NET INTEREST INCOME		$48,606			$42,236
Net interest margin (3)			3.42%			3.39%
(1)    Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)    Includes interest-bearing cash accounts.
(3)    Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $13.0 million, or 26% from $50.3 million in the first quarter of 2018 to $63.3 million in the first quarter of 2019, as a result of the continued increase in the loan portfolio yield as a result of the higher interest rate environment and $787,000 in accretion income on loans resulting from the Highlands acquisition. Average loans increased $677.3 million compared to the first quarter of 2018 while the yield on average loans increased 40 basis points to 4.80% in the first quarter of 2019 from the first quarter of 2018. Total average taxable investment securities increased $46.4 million to $782.7 million for the first quarter of 2019 from the first quarter of 2018, while average tax-exempt securities decreased $9.4 million to $75.3 million for the same periods. The yield on average taxable investment securities increased 32 basis points from the first quarter of 2018 to 2.49% for the first quarter of 2019, while the yield on average tax-exempt investment securities increased nine basis points to 2.74%.
Total interest expense of $14.6 million in the first quarter of 2019 was $6.7 million greater than the $7.9 million reported for the same period in 2018. Total average interest-bearing liabilities increased $565.8 million as a result of organic growth and the Highlands acquisition. The cost of average interest-bearing liabilities increased from 0.83% in the first quarter of 2018 to 1.34% in the first quarter of 2019. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings.

For the first quarter of 2019, the cost of interest-bearing transaction accounts and time deposits increased by 57 basis points and 56 basis points, respectively, when compared to the first quarter of 2018, due to a higher rate environment as well as the continuing impact of a money market deposit account promotion in the third quarter of 2018.
Provision for Loan Losses
In determining the provision for loan losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and charge-offs and the results of independent third-party loan review.
In the first quarter of 2019, a $508,000 provision for loan losses was recorded, compared to $1.3 million for the same period last year. The Company charged off $516,000 and recovered $299,000 in the first quarter of 2019 compared to $1.3 million and $155,000, respectively, in the first quarter of 2018. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
The Company recorded noninterest income of $5.7 million and $5.3 million in the first quarter of 2019 and 2018, respectively, an increase of $389,000, or 7%, from the prior year. Commissions and fees increased $140,000 compared to the first quarter of 2018 due primarily to increased investment services income. Gains on sales of loans increased $125,000 when compared to the first quarter of 2018 to $371,000 in the first quarter of 2019. Income on bank owned life insurance was $683,000 for the first quarter of 2019, decreasing $36,000 compared to the same period last year. Other income decreased $173,000 compared to the same period in 2018 due primarily to a loss on the disposal of premises and equipment and a decrease in swap income.
Noninterest Expense
Noninterest expense in the first quarter of 2019 totaled $34.0 million compared to $27.1 million reported for the same quarter of 2018, an increase of $6.8 million or 25%, and includes $2.9 million of expenses related to the merger with Highlands. In general, noninterest expense for the first quarter of 2019 is higher when compared to the same period last year as a result of the additional branches and staff from the Highlands merger. With the successful completion of the Highlands core conversion to our systems in April 2019, it is anticipated that we will begin to see synergies and cost reductions in the coming year. Salaries and employee benefits expense was $19.2 million for the first quarter of 2019, increasing $2.4 million, or 14%, from the same period last year, as a result of additions to our staff from the merger, additions to support continued growth, normal merit increases and increases in benefits costs. For the first quarters of 2019 and 2018, data processing expense was $1.3 million and $466,000, respectively, an increase of $861,000 compared to the prior year period due primarily to the expansion and improvement of the Company's digital infrastructure as well as increases related to the Highlands merger.
The Company’s efficiency ratio, a non-GAAP financial measure, was 56.62% in the first quarter of 2019, compared to 56.58% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
(dollars in thousands)	2019	2018

Total noninterest expense	$33,984	$27,137
Amortization of core deposit intangibles	(304)	(157)
Merger-related expenses	(2,860)	—
Noninterest expense, as adjusted	$30,820	$26,980

Net interest income	$48,606	$42,236
Noninterest income	5,723	5,334
Total revenue	54,329	47,570
Tax-equivalent adjustment on municipal securities	108	118
Total revenue, as adjusted	$54,437	$47,688
Efficiency ratio	56.62%	56.58%

Income Tax Expense
The effective tax rate in the first quarter of 2019 was 21.23% compared to 20.34% during the same period in 2018 primarily due to the changes in New Jersey tax law during 2018.
Financial Condition
The Company’s total assets increased $559.0 million from December 31, 2018, to $6.37 billion at March 31, 2019. Total loans, net of deferred fees, were $4.92 billion, an increase of $464.7 million, or 10%, from $4.46 billion at December 31, 2018. Total deposits were $5.06 billion, an increase of $443.9 million, or 10%, from December 31, 2018.
With the completion of the Highlands merger in January 2019, the Company recorded the assets acquired and the liabilities assumed in the acquisition at their estimated fair values as of the acquisition date. Total assets acquired were $496.1 million, total loans and total deposits acquired were $428.1 million and $409.6 million, respectively.
Loans
Gross loans of $4.92 billion at March 31, 2019 increased $464.2 million from December 31, 2018, primarily in the commercial loans secured by real estate category which increased $378.8 million, or 12%, $333.7 million of which was from the Highlands acquisition. Commercial, industrial and other loans increased $52.5 million, or 16%, $45.3 million of which was from the Highlands acquisition. Additionally, real estate construction loans increased $13.5 million, or 4%. Construction loans from the Highlands acquisition were $26.3 million. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $13.0 million at December 31, 2018 to $16.4 million at March 31, 2019, primarily as a result of one customer relationship being moved into non-accrual. Non-accrual loans in the commercial loans secured by real estate and commercial, industrial and other category increased $2.6 million and $1.2 million, respectively. The percentage of non-performing assets to total assets was 0.26% at March 31, 2019 compared to 0.22% at December 31, 2018. Non-accrual loans at March 31, 2019 included three loan relationships with a balance of $1 million or greater, totaling $7.3 million, and two loan relationships between $500,000 and $1.0 million, totaling $1.5 million.
There were $78,000 in loans past due ninety days or more and still accruing at March 31, 2019 compared to none at December 31, 2018. These loans consist of open-end consumer loans secured by real estate which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.
On March 31, 2019, the Company had $6.4 million in loans that were troubled debt restructurings and accruing interest income compared to $9.3 million at December 31, 2018. The Company has troubled debt restructurings that are accruing interest on loans that are expected to be able to perform under the modified terms of the loan. On March 31, 2019, the Company had $2.8 million in troubled debt restructurings that were included in non-accrual loans compared to $3.6 million at December 31, 2018. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.
On March 31, 2019, the Company had $20.2 million in impaired loans (consisting primarily of non-accrual and restructured loans) compared to $19.7 million at year-end 2018. The Company also had purchased credit impaired loans from the Highlands, Pascack and Harmony acquisitions with carrying values of $13.7 million, $145,000 and $485,000, respectively, at March 31, 2019. For more information on impaired loans see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $259,000 of the allowance for loan losses has been allocated for impairment at March 31, 2019 compared to $338,000 at December 31, 2018. At March 31, 2019, the Company also had $41.5 million in loans that were rated substandard that were not classified as non-performing or impaired compared to $41.8 million at December 31, 2018.
At March 31, 2019, there were commitments to lend $457,000 in additional funds on non-accrual loans. There were no loans at March 31, 2019, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2018
Balance of the allowance at the beginning of the year	$37,688	$35,455	$35,455
Loans charged off:
Commercial, secured by real estate	(187)	(22)	(421)
Commercial, industrial and other	(147)	(1,012)	(1,452)
Equipment finance	(87)	(23)	(507)
Real estate - mortgage	(50)	(93)	(131)
Real estate - construction	—	—	(248)
Home equity and consumer	(45)	(100)	(588)
Total loans charged off	(516)	(1,250)	(3,347)
Recoveries:
Commercial, secured by real estate	115	31	468
Commercial, industrial and other	97	20	317
Equipment finance	2	2	23
Real estate - mortgage	9	2	10
Real estate - construction	5	5	17
Home equity and consumer	71	95	332
Total recoveries	299	155	1,167
Net charge-offs	(217)	(1,095)	(2,180)
Provision for loan losses	508	1,284	4,413
Ending balance	$37,979	$35,644	$37,688

Net charge-offs as a percentage of average loans outstanding	0.02%	0.10%	0.05%
Allowance as a percentage of total loans outstanding	0.77%	0.84%	0.84%
Allowance as a percentage of non-accrual loans	241.55%	267.10%	310.70%
The determination of the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. Management performs a formal quarterly evaluation of the allowance for loan losses. This quarterly process is performed by the credit administration department and approved by the Chief Credit Officer. All supporting documentation with regard to the evaluation process is maintained by the credit administration department. Each quarter, the evaluation along with the supporting documentation is reviewed by the finance department before approval by the Chief Credit Officer. The allowance evaluation is then presented to an Allowance for Loan Losses Committee, which gives final approval to the allowance evaluation before being presented to the Board of Directors for their approval.
The methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for impaired loans, including PCI loans.

•
The establishment of reserves for pools of homogeneous loans not subject to specific review, including impaired loans under $500,000, equipment finance, 1 - 4 family residential mortgages, and consumer loans.

The establishment of reserve amounts for pools of homogeneous loans are based upon the determination of historical loss rates, which are adjusted to reflect current conditions through the use of qualitative factors. The qualitative factors considered by the Company include an evaluation of the results of the Company’s independent loan review function, the Company's reporting capabilities, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, trends in the portfolio, delinquency trends, economic and business conditions and capitalization rates. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trends in the real estate market could affect the underlying values available to protect Lakeland from losses.
Additionally, management determines the loss emergence periods for each loan segment, which are used to define loss migration periods and establish appropriate ranges for qualitative adjustments for each loan segment. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first partial or full loan charge-off), and is determined based upon a study of our past loss experience by loan segment. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.
The overall balance of the allowance for loan losses of $38.0 million at March 31, 2019 increased $291,000 from December 31, 2018, an increase of 1%. The change in the allowance within loan segments during the two comparable periods captures changes in the non-performing loan and charge-off statistics and the level of growth.
Non-performing loans of $15.7 million at March 31, 2019 increased $3.6 million from December 31, 2018. The allowance for loan losses as a percent of total loans was 0.77% at March 31, 2019 compared to 0.84% at December 31, 2018. The reduction in the percentage of the allowance for loan losses as a percent of total loans was primarily due to the loans resulting from the Highlands acquisition which are accounted for under acquisition accounting and have no allowance for loan loss. Excluding the loans from the Highlands acquisition, the allowance as a percent of total loans would be 0.84% as of March 31, 2019. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans are adequately secured and reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at March 31, 2019.
Investment Securities
For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Investment securities totaled $818.5 million at March 31, 2019 and $792.3 million at December 31, 2018, increasing $26.3 million from year-end and includes $22.7 million acquired in the Highlands merger.
Deposits
Total deposits increased from $4.62 billion at December 31, 2018 to $5.06 billion at March 31, 2019, an increase of $443.9 million, or 10%, including $409.6 million acquired in the Highlands merger. Savings and interest-bearing transaction accounts and time deposits increased $132.9 million and $189.3 million, respectively. Noninterest-bearing deposits increased $121.7 million during the first quarter of 2019.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.
Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $20.2 million for the first three months of 2019 compared to $19.9 million for the same period in 2018.

•
Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2019, Lakeland’s deposits increased $34.3 million excluding the impact of the Highlands acquisition.

•
Sales of securities. At March 31, 2019 the Company had $659.2 million in securities designated “available for sale.” Of these securities, $452.0 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans can also be a source of liquidity.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $75.0 million in overnight borrowings from the FHLB on March 31, 2019. Lakeland also has overnight federal funds lines available for it to borrow up to $220.0 million of which $145.0 million was outstanding at March 31, 2019. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2019.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2019 follows.
Cash and cash equivalents totaling $226.4 million on March 31, 2019 increased $17.8 million from December 31, 2018. Operating activities provided $20.2 million in net cash. Investing activities used $24.8 million in net cash, primarily reflecting an increase in loans and the purchase of securities. Financing activities provided $22.4 million in net cash primarily reflecting the net increase in deposits of $34.5 million offset by net repayments from federal funds purchased and other borrowings of $5.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2019. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$25,497	$3,273	$5,822	$4,341	$12,061
Benefit plan commitments	5,581	306	793	816	3,666
Remaining contractual maturities of time deposits	946,372	730,681	173,805	41,886	—
Subordinated debentures	118,193	—	—	—	118,193
Loan commitments	1,014,524	725,365	123,566	15,355	150,238
Other borrowings	175,783	50,028	85,752	40,003	—
Interest on other borrowings*	67,991	9,751	17,019	13,825	27,396
Standby letters of credit	19,837	18,375	1,382	—	80
Total	$2,373,778	$1,537,779	$408,139	$116,226	$311,634
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.45%.
Capital Resources
Total stockholders’ equity increased to $681.3 million on March 31, 2019 from $623.7 million on December 31, 2018, an increase of $57.6 million. Book value per common share increased to $13.51 on March 31, 2019 from $13.14 on December 31, 2018. Tangible book value per share increased from $10.22 per share on December 31, 2018 to $10.35 per share on March 31, 2019, an increase of 1%. Please see “Non-GAAP Financial Measures” below. In addition to the equity acquired in the Highlands merger of $43.4 million, the increase in stockholders’ equity from December 31, 2018 to March 31, 2019 was primarily due to $15.6 million of net income and other comprehensive income on the Company's available for sale securities portfolio of $4.1 million, which was partially offset by the payment of cash dividends on common stock of $5.8 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of March 31, 2019, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, occurring January 1, 2019. As of March 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
The Company	9.23%	9.39%	10.38%	10.62%	10.98%	11.27%	13.48%	13.71%
Lakeland Bank	10.11%	10.17%	12.02%	12.20%	12.02%	12.20%	12.81%	13.06%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	6.375%	8.50%	7.875%	10.50%	9.875%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$681,343	$623,739
Less:
Goodwill	154,153	136,433
Other identifiable intangible assets, net	5,192	1,768
Total tangible common stockholders’ equity at end of period - Non-GAAP	$521,998	$485,538
Shares outstanding at end of period	50,436	47,486
Book value per share - GAAP	$13.51	$13.14
Tangible book value per share - Non-GAAP	$10.35	$10.22

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$521,998	$485,538
Total assets at end of period	$6,365,063	$5,806,093
Less:
Goodwill	154,153	136,433
Other identifiable intangible assets, net	5,192	1,768
Total tangible assets at end of period - Non-GAAP	$6,205,718	$5,667,892
Common equity to assets - GAAP	10.70%	10.74%
Tangible common equity to tangible assets - Non-GAAP	8.41%	8.57%

	For the Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$15,626	$15,255
Total average common stockholders’ equity	$673,205	$583,700
Less:
Average goodwill	153,562	136,433
Average other identifiable intangible assets, net	5,254	2,300
Total average tangible common stockholders’ equity - Non-GAAP	$514,389	$444,967
Return on average common stockholders’ equity - GAAP	9.41%	10.60%
Return on average tangible common stockholders’ equity - Non-GAAP	12.32%	13.90%

	For the Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2019	March 31, 2018
Reconciliation of Net Income
Net income - GAAP	$15,626	$15,255
Non-routine transactions, net of tax
Tax deductible merger related expenses	1,656	—
Non-tax deductible merger related expenses	491	—
Net effect of non-routine transactions	2,147	—

Net income available to common shareholders excluding non-routine transactions	$17,773	$15,255
Less: Earnings allocated to participating securities	141	141
Net Income, excluding non-routine transactions	$17,632	$15,114

Weighted average shares - Basic	50,275	$47,503
Weighted average shares - Diluted	50,442	$47,736

Basic earnings per share - GAAP	$0.31	$0.32
Diluted earnings per share - GAAP	$0.31	$0.32

Basic earnings per share, adjusted for non-routine transactions	$0.35	$0.32
Diluted earnings per share, adjusted for non-routine transactions (Core EPS)	$0.35	$0.32
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $198.0 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
March 31, 2019	(1.2)%	(0.3)%
December 31, 2018	(1.5)%	(0.7)%
The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%	(10.0)%
March 31, 2019	0.4%	0.3%	0.3%	(2.3)%	(5.6)%
December 31, 2018	0.6%	0.4%	0.3%	(2.5)%	(8.0)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2019 (the base case) was $874.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%
March 31, 2019	(7.1)%	(4.5)%	(1.9)%	0.1%	(0.9)%
December 31, 2018	(5.2)%	(3.3)%	(1.4)%	(0.2)%	(1.5)%
The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable
Item 5. Other Information
On May 9, 2019, Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz entered into an Amendatory Agreement (the “Amendment”) to Mr. Schwarz’s Change in Control Agreement, dated as of May 29, 2009 (as amended from time to time, the “Agreement”).  The Agreement provides for certain terms and conditions of Mr. Schwarz’s employment in the event of a “change in control” (as defined in the Agreement). The Amendment amends the “Contract Period”, as defined in the Agreement, to commence the day immediately preceding a Change in Control and ending on the earlier of (i) the second anniversary of the Change in Control, (ii) February 7, 2022, or (iii) the death of the Executive.  Prior to the Amendment, Mr. Schwarz’s Agreement provided for the Contract Period to end on the earlier of (i) the second anniversary of the Change in Control, (ii) Mr. Schwarz’s attainment of age 65, or (iii) his death. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated into this Item 5 by reference.

Item 6.   Exhibits

10.1	Change in Control Agreement, dated March 1, 2019, among Lakeland Bancorp, Inc., Lakeland Bank and Paul Ho Sing Loy
10.2	Amendatory Agreement dated May 9, 2019, to Change in Control Agreement dated May 29, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: May 9, 2019