Form 10-Q
period 2019-06-30
LAKELAND BANCORP INC
filed 2019-08-08
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Oak Ridge Road, Oak Ridge, New Jersey 07438
 (Address of principal executive offices and zip code)
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
As of August 1, 2019, there were 50,489,161 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(dollars in thousands)	(unaudited)
ASSETS
Cash	$223,684	$205,199
Interest-bearing deposits due from banks	23,215	3,400
Total cash and cash equivalents	246,899	208,599
Investment securities available for sale, at fair value	664,122	638,618
Equity securities, at fair value	15,382	15,921
Investment securities held to maturity; fair value of $161,028 at June 30, 2019 and $150,932 at December 31, 2018	160,328	153,646
Federal Home Loan Bank and other membership bank stock, at cost	23,642	13,301
Loans held for sale	1,391	1,113
Loans, net of deferred fees	4,922,373	4,456,733
Allowance for loan losses	(38,662)	(37,688)
Net loans	4,883,711	4,419,045
Premises and equipment, net	50,106	49,175
Operating lease right-of-use assets	18,598	—
Accrued interest receivable	17,365	16,114
Goodwill	155,830	136,433
Other identifiable intangible assets	4,891	1,768
Bank owned life insurance	111,133	110,052
Other assets	53,797	42,308
TOTAL ASSETS	$6,407,195	$5,806,093
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$1,089,474	$950,218
Savings and interest-bearing transaction accounts	3,007,784	2,913,414
Time deposits $250 thousand and under	781,126	589,737
Time deposits over $250 thousand	204,214	167,301
Total deposits	5,082,598	4,620,670
Federal funds purchased and securities sold under agreements to repurchase	258,703	233,905
Other borrowings	175,820	181,118
Subordinated debentures	118,202	105,027
Operating lease liabilities	20,175	—
Other liabilities	53,234	41,634
TOTAL LIABILITIES	5,708,732	5,182,354
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000; issued shares, 50,441,279 at June 30, 2019 and 47,486,250 at December 31, 2018	558,768	514,703
Retained earnings	137,887	116,874
Accumulated other comprehensive loss	1,808	(7,838)
TOTAL STOCKHOLDERS’ EQUITY	698,463	623,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,407,195	$5,806,093
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

INTEREST INCOME
Loans and fees	$59,119	$47,659	$116,761	$93,203
Federal funds sold and interest-bearing deposits with banks	348	145	602	311
Taxable investment securities and other	4,985	4,027	9,858	8,019
Tax-exempt investment securities	396	429	804	872
TOTAL INTEREST INCOME	64,848	52,260	128,025	102,405
INTEREST EXPENSE
Deposits	12,762	6,501	24,259	12,256
Federal funds purchased and securities sold under agreements to repurchase	494	233	1,102	367
Other borrowings	2,394	2,033	4,860	4,053
TOTAL INTEREST EXPENSE	15,650	8,767	30,221	16,676
NET INTEREST INCOME	49,198	43,493	97,804	85,729
Provision for loan losses	—	1,492	508	2,776
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,198	42,001	97,296	82,953
NONINTEREST INCOME
Service charges on deposit accounts	2,755	2,545	5,328	5,156
Commissions and fees	1,725	1,410	3,137	2,682
Income on bank owned life insurance	690	711	1,373	1,430
Gain on equity securities	100	73	453	55
Gains on sales of loans	428	300	799	546
Other income	691	670	1,022	1,174
TOTAL NONINTEREST INCOME	6,389	5,709	12,112	11,043
NONINTEREST EXPENSE
Salaries and employee benefits	19,379	16,708	38,610	33,569
Net occupancy expense	2,629	2,603	5,583	5,341
Furniture and equipment	2,165	2,011	4,281	4,217
FDIC insurance expense	401	400	851	825
Stationery, supplies and postage	401	443	848	859
Marketing expense	538	456	1,007	817
Data processing expense	1,225	976	2,552	1,442
Telecommunications expense	478	462	971	883
ATM and debit card expense	583	558	1,185	1,068
Core deposit intangible amortization	301	153	605	310
Other real estate and repossessed asset expense	108	21	194	67
Merger related expenses	318	—	3,178	—
Other expenses	3,160	2,783	5,805	5,313
TOTAL NONINTEREST EXPENSE	31,686	27,574	65,670	54,711
Income before provision for income taxes	23,901	20,136	43,738	39,285
Provision for income taxes	6,444	4,298	10,655	8,192
NET INCOME	$17,457	$15,838	$33,083	$31,093
PER SHARE OF COMMON STOCK
Basic earnings	$0.34	$0.33	$0.65	$0.65
Diluted earnings	$0.34	$0.33	$0.65	$0.65
Dividends	$0.125	$0.115	$0.240	$0.215
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

NET INCOME	$17,457	$15,838	$33,083	$31,093
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	5,776	(1,690)	10,139	(7,422)
Unrealized (losses) gains on derivatives	(279)	53	(493)	336
Other comprehensive income (loss)	5,497	(1,637)	9,646	(7,086)
TOTAL COMPREHENSIVE INCOME	$22,954	$14,201	$42,729	$24,007
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018

(in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

At April 1, 2018	$513,232	$85,257	$(9,841)	$588,648
Net income	—	15,838	—	15,838
Other comprehensive loss, net of tax	—	—	(1,637)	(1,637)
Stock based compensation	465	—	—	465
Exercise of stock options	59	—	—	59
Cash dividends on common stock of $0.115 per share	—	(5,509)	—	(5,509)
At June 30, 2018	$513,756	$95,586	$(11,478)	$597,864

At April 1, 2019	$558,245	$126,787	$(3,689)	$681,343
Net income	—	17,457	—	17,457
Other comprehensive income, net of tax	—	—	5,497	5,497
Stock based compensation	568	—	—	568
Retirement of restricted stock	(45)	—	—	(45)
Cash dividends on common stock of $0.125 per share	—	(6,357)	—	(6,357)
At June 30, 2019	$558,768	$137,887	$1,808	$698,463
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2019 and 2018

(in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

At January 1, 2018	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	31,093	—	31,093
Other comprehensive loss, net of tax	—	—	(7,086)	(7,086)
Stock based compensation	1,459	—	—	1,459
Exercise of stock options	307	—	—	307
Retirement of restricted stock	(744)	—	—	(744)
Cash dividends on common stock of $0.215 per share	—	(10,287)	—	(10,287)
At June 30, 2018	$513,756	$95,586	$(11,478)	$597,864

At January 1, 2019	$514,703	$116,874	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 2016-02	—	125	—	125
January 1, 2019, as adjusted	514,703	116,999	(7,838)	623,864
Net income	—	33,083	—	33,083
Other comprehensive income, net of tax	—	—	9,646	9,646
Stock based compensation	1,264	—	—	1,264
Issuance of stock for Highlands acquisition	43,417	—	—	43,417
Retirement of restricted stock	(616)	—	—	(616)
Cash dividends on common stock of $0.24 per share	—	(12,195)	—	(12,195)
At June 30, 2019	$558,768	$137,887	$1,808	$698,463
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,083	$31,093
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,145	2,022
Depreciation and amortization	4,262	2,693
Amortization of intangible assets	605	310
Amortization of operating lease right-of-use assets	1,293	—
Provision for loan losses	508	2,776
Loans originated for sale	(19,791)	(22,018)
Proceeds from sales of loans held for sale	21,425	21,328
Change in market value of equity securities	(453)	(33)
Gains on sales of loans held for sale	(799)	(546)
Losses (gains) on other real estate and other repossessed assets	90	(46)
Losses on sales of premises and equipment	165	—
Stock-based compensation	1,264	1,459
Excess tax benefits	140	313
Increase in other assets	(13,053)	(1,354)
Increase in other liabilities	10,049	5,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,933	43,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	13,454	—
Proceeds from repayments and maturities of available for sale securities	64,505	43,026
Proceeds from repayments and maturities of held to maturity securities	13,335	13,720
Proceeds from sales of equity securities	1,153	1,734
Purchase of available for sale securities	(56,358)	(32,800)
Purchase of held to maturity securities	(18,897)	(33,235)
Purchase of equity securities	(161)	(409)
Proceeds from redemptions of Federal Home Loan Bank stock	51,576	2,939
Purchases of Federal Home Loan Bank stock	(60,150)	(6,598)
Net increase in loans	(41,280)	(128,718)
Proceeds from sales of other real estate and repossessed assets	310	918
Proceeds from dispositions and sales of premises and equipment	1,794	—
Purchases of premises and equipment	(2,593)	(2,746)
NET CASH USED IN INVESTING ACTIVITIES	(33,312)	(142,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	52,785	31,504
Increase in federal funds purchased and securities sold under agreements to repurchase	24,798	72,934
Proceeds from other borrowings	46,260	39,437
Repayments of other borrowings	(79,353)	(35,000)
Exercise of stock options	—	307
Retirement of restricted stock	(616)	(744)
Dividends paid	(12,195)	(10,287)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,679	98,151
Net increase (decrease) in cash and cash equivalents	38,300	(121)
Cash and cash equivalents, beginning of period	208,599	142,933
CASH AND CASH EQUIVALENTS, END OF PERIOD	$246,899	$142,812

	For the Six Months Ended June 30,
(in thousands)	2019	2018

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$8,637	$2,909
Cash paid during the period for interest	29,118	16,153
Transfer of loans into other repossessed assets and other real estate owned	102	2,214
Initial recognition of operating lease right-of-use assets	18,651	—
Initial recognition of operating lease liabilities	20,203	—
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,767	—
Investment securities available for sale	22,734	—
Loans, including loans held for sale	426,118	—
Goodwill and other intangible assets, net	23,125	—
Other assets	9,304	—
Total non-cash assets acquired	483,048	—
Liabilities assumed:
Deposits	409,638	—
Other borrowings	40,957	—
Other liabilities	2,490	—
Total liabilities assumed	453,085	—
Common stock issued	$43,417	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2019 do not necessarily indicate the results that the Company will achieve for all of 2019.
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
NOTE 2 – ACQUISITIONS
On January 4, 2019, the Company completed its acquisition of Highlands Bancorp, Inc. ("Highlands"), a bank holding company headquartered in Vernon, New Jersey. Highlands was the parent of Highlands State Bank, which operated four branches in Sussex, Passaic and Morris Counties in New Jersey. This acquisition enabled the Company to broaden its presence in those counties. Effective as of the close of business on January 4, 2019, Highlands merged into the Company and Highlands State Bank merged into Lakeland. Pursuant to the merger agreement, the shareholders of Highlands received for each outstanding share of Highlands common stock that they owned at the effective time of the merger, 1.015 shares of Lakeland Bancorp, Inc. common stock. The Company issued 2,837,524 shares of its common stock in the merger. Outstanding Highlands stock options were paid out in cash at the difference between $14.71 and an average strike price of $8.09 for a total cash payment of $797,000.
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
During the quarter ended June 30, 2019, the Company revised the estimated fair value of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustment related to credit-impaired loans acquired in the acquisition that were recorded at fair value and subsequently accounted for in accordance with Accounting Standards Codification ("ASC") Subtopic 310-30 and resulted in a $1.7 million increase in goodwill.

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Highlands.

(in thousands)
Cash and cash equivalents	$13,454
Securities, available for sale	22,734
Federal Home Loan Bank stock	1,767
Loans held for sale	1,113
Loans	425,005
Premises and equipment	3,253
Goodwill	19,397
Identifiable intangible assets	3,728
Accrued interest receivable and other assets	6,051
Total assets acquired	496,502

Deposits	(409,638)
Other borrowings	(27,800)
Subordinated debt	(13,157)
Other liabilities	(2,490)
Total liabilities assumed	(453,085)
Net assets acquired	$43,417

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
The following is a summary of the credit impaired loans acquired in the Highlands acquisition as of the closing date and includes loans added during the second quarter of 2019.

(in thousands)
Contractually required principal and interest at acquisition	$22,363
Contractual cash flows not expected to be collected (non-accretable difference)	7,129
Expected cash flows at acquisition	$15,234
Interest component of expected cash flows (accretable difference)	1,431
Fair value of acquired loans	$13,803

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
Direct costs related to the acquisition were expensed as incurred. During the three and six months ended June 30, 2019, the Company incurred $318,000 and $3.2 million of merger and acquisition integration-related expenses, respectively, which have been separately stated in the Company's Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following table provides unaudited condensed pro forma financial information assuming that the Highlands acquisition had been completed as of January 1, 2019, for the six months ended June 30, 2019 and as of January 1, 2018 for the six months ended June 30, 2018. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired companies to the Company’s policies that may have occurred as a result of the integration and consolidation of Highlands' operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects. The Company has not provided separate information regarding revenue and earnings of Highlands since the acquisition because of the manner in which Highlands' branches and lending team were immediately merged into Lakeland’s branches and lending team making such information impracticable to provide.

	Pro Forma Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Net interest income	$97,951	$94,903
Provision for loan losses	508	3,095
Noninterest income	12,083	12,732
Noninterest expense	62,573	61,324
Net income	35,511	33,987
Earnings per share:
Fully diluted	$0.70	$0.67

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
The Company’s additional source of income, also referred to as noninterest income, is generated from deposit related fees, interchange fees, loan fees, merchant fees, loan sales, investment services and other miscellaneous income and is largely based on contracts with customers. In these cases, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company considers a customer to be any party to which the Company will provide goods or services that are an output of the Company’s ordinary activities in exchange for consideration. There is little seasonality with regards to revenue from contracts with customers and all inter-company revenue is eliminated when the Company’s financial statements are consolidated.
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
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Deposit Related Fees and Charges
Debit card interchange income	$1,412	$1,277	$2,630	$2,395
Overdraft charges	981	900	1,977	2,009
ATM service charges	216	217	400	407
Demand deposit fees and charges	122	121	265	279
Savings service charges	24	30	56	66
Total	2,755	2,545	5,328	5,156
Commissions and Fees
Loan fees	531	363	879	685
Wire transfer charges	305	274	572	522
Investment services income	427	311	779	539
Merchant fees	200	174	384	390
Commissions from sales of checks	111	112	214	220
Safe deposit income	90	104	181	188
Other income	60	65	121	128
Total	1,724	1,403	3,130	2,672
Gains on Sales of Loans	428	300	799	546
Other Income
Gains on customer swap transactions	656	527	855	859
Title insurance income	29	73	119	122
Other income	67	58	128	155
Total	752	658	1,102	1,136
Revenue not from contracts with customers	730	803	1,753	1,533
Total Noninterest Income	$6,389	$5,709	$12,112	$11,043
Timing of Revenue Recognition
Products and services transferred at a point in time	5,641	4,888	10,322	9,473
Products and services transferred over time	18	18	37	37
Revenue not from contracts with customers	730	803	1,753	1,533
Total Noninterest Income	$6,389	$5,709	$12,112	$11,043

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income available to common shareholders	$17,457	$15,838	$33,083	$31,093
Less: earnings allocated to participating securities	147	146	287	287
Net income allocated to common shareholders	$17,310	$15,692	$32,796	$30,806
Weighted average number of common shares outstanding - basic	50,509	47,600	50,393	47,552
Share-based plans	140	170	151	201
Weighted average number of common shares outstanding - diluted	50,649	47,770	50,544	47,753
Basic earnings per share	$0.34	$0.33	$0.65	$0.65
Diluted earnings per share	$0.34	$0.33	$0.65	$0.65

There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2019 and 2018.
NOTE 5 – INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale and held to maturity investment securities are as follows:

	June 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$139,884	$587	$(601)	$139,870	$143,495	$—	$(2,568)	$140,927
Mortgage-backed securities, residential	433,109	3,420	(1,857)	434,672	434,208	779	(8,843)	426,144
Mortgage-backed securities, multifamily	38,548	591	(25)	39,114	21,087	67	(204)	20,950
Obligations of states and political subdivisions	44,743	641	(41)	45,343	45,951	140	(586)	45,505
Debt securities	5,000	123	—	5,123	5,000	92	—	5,092
	$661,284	$5,362	$(2,524)	$664,122	$649,741	$1,078	$(12,201)	$638,618

	June 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

HELD TO MATURITY
U.S. government agencies	$32,123	$152	$(65)	$32,210	$33,025	$—	$(677)	$32,348
Mortgage-backed securities, residential	86,392	531	(314)	86,609	75,859	169	(1,838)	74,190
Mortgage-backed securities, multifamily	1,800	5	(9)	1,796	1,853	—	(35)	1,818
Obligations of states and political subdivisions	33,513	443	(47)	33,909	37,909	113	(328)	37,694
Debt securities	6,500	4	—	6,504	5,000	—	(118)	4,882
	$160,328	$1,135	$(435)	$161,028	$153,646	$282	$(2,996)	$150,932

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of June 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$31,780	$31,718	$3,806	$3,812
Due after one year through five years	109,529	110,039	41,579	41,893
Due after five years through ten years	31,360	31,890	25,483	25,646
Due after ten years	16,958	16,689	1,268	1,272
	189,627	190,336	72,136	72,623
Mortgage-backed securities	471,657	473,786	88,192	88,405
Total securities	$661,284	$664,122	$160,328	$161,028

There were no sales of available for sale or held to maturity securities during the six months ended June 30, 2019 and 2018.
Securities with a carrying value of approximately $518.5 million and $476.3 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following tables indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2019
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$—	$—	$77,646	$601	15	$77,646	$601
Mortgage-backed securities, residential	695	1	185,852	1,856	79	186,547	1,857
Mortgage-backed securities, multifamily	—	—	4,945	25	1	4,945	25
Obligations of states and political subdivisions	—	—	8,718	41	14	8,718	41
	$695	$1	$277,161	$2,523	109	$277,856	$2,524
HELD TO MATURITY
U.S. government agencies	$—	$—	$16,053	$65	3	$16,053	$65
Mortgage-backed securities, residential	3,641	11	25,863	303	20	29,504	314
Mortgage-backed securities, multifamily	—	—	1,018	9	1	1,018	9
Obligations of states and political subdivisions	—	—	5,176	47	1	5,176	47
	$3,641	$11	$48,110	$424	25	$51,751	$435

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2018
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$20,588	$216	$120,338	$2,352	27	$140,926	$2,568
Mortgage-backed securities, residential	10,119	58	316,851	8,785	139	326,970	8,843
Mortgage-backed securities, multifamily	1,977	2	12,911	202	4	14,888	204
Obligations of states and political subdivisions	1,289	2	26,522	584	50	27,811	586
	$33,973	$278	$476,622	$11,923	220	$510,595	$12,201
HELD TO MATURITY
U.S. government agencies	$—	$—	$32,348	$677	6	$32,348	$677
Mortgage-backed securities, residential	8,325	59	53,761	1,779	36	62,086	1,838
Mortgage-backed securities, multifamily	—	—	1,818	35	2	1,818	35
Obligations of states and political subdivisions	1,764	8	15,580	320	27	17,344	328
Debt securities	3,882	118	—	—	1	3,882	118
	$13,971	$185	$103,507	$2,811	72	$117,478	$2,996

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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $15.4 million and $15.9 million at June 30, 2019 and December 31, 2018, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. For the six months ended June 30, 2019, the Company recorded proceeds from sales of equity securities of $1.2 million and recorded sales of $1.7 million for the six months ended June 30, 2018. The Company recorded $453,000 and $55,000 in market value gains on equity securities in noninterest income for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, the market value of equity investments in other financial institutions was $1.8 million. The market value of the Community Reinvestment funds at June 30, 2019 was $13.6 million and includes $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2019, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds include $10.1 million that are primarily invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
NOTE 6 – LOANS AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2019	December 31, 2018

Commercial, secured by real estate	$3,431,709	$3,057,779
Commercial, industrial and other	407,776	336,735
Equipment finance	99,351	87,925
Real estate - residential mortgage	336,810	329,854
Real estate - construction	305,738	319,545
Home equity and consumer	343,916	328,609
Total loans	4,925,300	4,460,447
Less: deferred fees	(2,927)	(3,714)
Loans, net of deferred fees	$4,922,373	$4,456,733

At June 30, 2019 and December 31, 2018, home equity and consumer loans included overdraft deposit balances of $465,000 and $452,000, respectively. At June 30, 2019 and December 31, 2018, the Company had $1.32 billion and $1.16 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

Purchased Credit Impaired Loans
The following sets forth the carrying value of the purchased credit impaired ("PCI") loans acquired in mergers:

(in thousands)	June 30, 2019	December 31, 2018
Acquisition
Highlands	$13,446	$—
Pascack Community Bank ("Pascack")	134	157
Harmony Bank ("Harmony")	470	495
Total	$14,050	$652

The carrying value of loans acquired in the Highlands merger and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $13.8 million at acquisition on January 4, 2019.
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Balance, beginning of period	$1,338	$113	$81	$129
Acquisitions	11	—	1,431	—
Accretion	(188)	(43)	(381)	(87)
Net reclassification non-accretable difference	30	30	60	58
Balance, end of period	$1,191	$100	$1,191	$100

Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	June 30, 2019	December 31, 2018

Commercial, secured by real estate	$10,205	$7,192
Commercial, industrial and other	662	1,019
Equipment finance	136	501
Real estate - residential mortgage	1,548	1,986
Home equity and consumer	1,873	1,432
Total non-accrual loans	$14,424	$12,130
Other real estate and other repossessed assets	532	830
TOTAL NON-PERFORMING ASSETS	$14,956	$12,960
Troubled debt restructurings, still accruing	$5,139	$9,293

Non-accrual loans included $3.3 million and $3.6 million of troubled debt restructurings at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had $1.4 million and $1.5 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.

An age analysis of past due loans, excluding PCI loans which are accounted for on a pool basis, segregated by class of loans as of June 30, 2019 and December 31, 2018, is as follows:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
June 30, 2019
Commercial, secured by real estate	$5,398	$4,947	$6,210	$16,555	$3,408,255	$3,424,810	$—
Commercial, industrial and other	1,321	154	131	1,606	403,654	405,260	—
Equipment finance	248	68	136	452	98,899	99,351	—
Real estate - residential mortgage	3,038	223	1,262	4,523	331,825	336,348	—
Real estate - construction	493	—	—	493	301,607	302,100	—
Home equity and consumer	1,588	217	1,689	3,494	339,887	343,381	—
	$12,086	$5,609	$9,428	$27,123	$4,884,127	$4,911,250	$—
December 31, 2018
Commercial, secured by real estate	$1,477	$639	$2,080	$4,196	$3,052,931	$3,057,127	$—
Commercial, industrial and other	173	243	750	1,166	335,569	336,735	—
Equipment finance	533	13	501	1,047	86,878	87,925	—
Real estate - residential mortgage	743	111	1,776	2,630	327,224	329,854	—
Real estate - construction	—	—	—	—	319,545	319,545	—
Home equity and consumer	1,917	216	850	2,983	325,626	328,609	—
	$4,843	$1,222	$5,957	$12,022	$4,447,773	$4,459,795	$—

Impaired Loans
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings, but excludes PCI loans. Impaired loans as of June 30, 2019 and December 31, 2018 are as follows:

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2019
Loans without specific allowance:
Commercial, secured by real estate	$11,465	$11,863	$—	$10,074	$103
Commercial, industrial and other	644	633	—	1,146	9
Equipment finance	—	—	—	255	—
Real estate - residential mortgage	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,758	4,033	219	5,201	112
Commercial, industrial and other	128	128	7	128	4
Equipment finance	23	23	10	28	13
Real estate - residential mortgage	700	865	3	708	10
Real estate - construction	—	—	—	—	—
Home equity and consumer	667	713	5	680	15
Total:
Commercial, secured by real estate	$15,223	$15,896	$219	$15,275	$215
Commercial, industrial and other	772	761	7	1,274	13
Equipment finance	23	23	10	283	13
Real estate - residential mortgage	700	865	3	708	10
Real estate - construction	—	—	—	—	—
Home equity and consumer	667	713	5	680	15
	$17,385	$18,258	$244	$18,220	$266

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
Loans without specific allowance:
Commercial, secured by real estate	$9,284	$9,829	$—	$7,369	$188
Commercial, industrial and other	1,151	1,449	—	1,834	19
Equipment finance	301	597	—	376	—
Real estate - residential mortgage	—	—	—	242	4
Real estate - construction	—	—	—	726	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	7,270	7,597	307	7,594	317
Commercial, industrial and other	209	209	7	209	12
Equipment finance	30	30	14	19	—
Real estate - residential mortgage	730	884	4	745	20
Real estate - construction	—	—	—	—	—
Home equity and consumer	727	765	6	898	32
Total:
Commercial, secured by real estate	$16,554	$17,426	$307	$14,963	$505
Commercial, industrial and other	1,360	1,658	7	2,043	31
Equipment finance	331	627	14	395	—
Real estate - residential mortgage	730	884	4	987	24
Real estate - construction	—	—	—	726	—
Home equity and consumer	727	765	6	898	32
	$19,702	$21,360	$338	$20,012	$592

Interest income recognized on impaired loans was $266,000 and $308,000 for the six months ended June 30, 2019 and 2018, respectively. Interest that would have been accrued on impaired loans during the first six months of 2019 and 2018 had the loans been performing under original terms would have been $500,000 and $566,000, respectively.
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

The following table shows the Company’s commercial loan portfolio as of June 30, 2019 and December 31, 2018, by the risk ratings discussed above (in thousands):

June 30, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$2,414	$—
2	—	19,465	—
3	72,155	37,113	—
4	937,855	96,762	17,086
5	2,222,710	217,158	274,322
5W - Watch	96,095	17,997	7,738
6 - Other assets especially mentioned	51,572	4,942	2,267
7 - Substandard	51,322	11,925	4,325
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,431,709	$407,776	$305,738

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$1,119	$—
2	—	18,462	—
3	69,995	36,367	—
4	933,577	91,145	17,375
5	1,910,423	168,474	297,625
5W - Watch	61,626	7,798	3,493
6 - Other assets especially mentioned	38,844	2,033	—
7 - Substandard	43,314	11,337	1,052
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,057,779	$336,735	$319,545

The risk rating tables above do not include residential mortgage loans, consumer loans, or equipment finance loans because they are evaluated on their payment status.

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended June 30, 2019
Beginning Balance	$27,515	$2,592	$947	$1,564	$2,887	$2,474	$37,979
Charge-offs	—	(38)	(293)	—	—	(82)	(413)
Recoveries	25	947	—	2	60	62	1,096
Provision	555	(868)	401	40	(239)	111	—
Ending Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended June 30, 2018
Beginning Balance	$25,817	$1,768	$1,042	$1,589	$2,932	$2,496	$35,644
Charge-offs	(210)	(289)	(72)	—	(248)	(144)	(963)
Recoveries	274	76	3	3	3	72	431
Provision	293	457	291	(7)	376	82	1,492
Ending Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Six Months Ended June 30, 2019
Beginning Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(187)	(185)	(380)	(50)	—	(127)	(929)
Recoveries	140	1,044	2	11	65	133	1,395
Provision	261	32	446	79	(372)	62	508
Ending Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Six Months Ended June 30, 2018
Beginning Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(232)	(1,301)	(95)	(93)	(248)	(244)	(2,213)
Recoveries	305	96	5	5	8	167	586
Provision	397	904	724	116	572	63	2,776
Ending Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604

Loans receivable summarized by portfolio segment and impairment method are as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
June 30, 2019
Ending Balance: Individually evaluated for impairment	$15,223	$772	$23	$700	$—	$667	$17,385
Ending Balance: Collectively evaluated for impairment	3,409,587	404,488	99,328	335,648	302,100	342,714	4,893,865
Ending Balance: Loans acquired with deteriorated credit quality	6,899	2,516	—	462	3,638	535	14,050
Ending Balance (1)	$3,431,709	$407,776	$99,351	$336,810	$305,738	$343,916	$4,925,300

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2018
Ending Balance: Individually evaluated for impairment	$16,554	$1,360	$331	$730	$—	$727	$19,702
Ending Balance: Collectively evaluated for impairment	3,040,573	335,375	87,594	329,124	319,545	327,882	4,440,093
Ending balance: Loans acquired with deteriorated credit quality	652	—	—	—	—	—	652
Ending Balance (1)	$3,057,779	$336,735	$87,925	$329,854	$319,545	$328,609	$4,460,447

(1)	Excludes deferred fees
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
June 30, 2019
Ending Balance: Individually evaluated for impairment	$219	$7	$10	$3	$—	$5	$244
Ending Balance: Collectively evaluated for impairment	27,876	2,626	1,045	1,603	2,708	2,560	38,418
Ending Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2018
Ending Balance: Individually evaluated for impairment	$307	$7	$14	$4	$—	$6	$338
Ending Balance: Collectively evaluated for impairment	27,574	1,735	973	1,562	3,015	2,491	37,350
Ending Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $1.8 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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

The following table summarizes loans that have been restructured during the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial, secured by real estate	—	$—	$—	1	$170	$170
Commercial, industrial and other	—	—	—	1	950	950
	—	$—	$—	2	$1,120	$1,120

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial, secured by real estate	—	$—	$—	3	$1,827	$1,827
Commercial, industrial and other	—	—	—	1	950	950
	—	$—	$—	4	$2,777	$2,777

The following table summarizes as of June 30, 2019 and 2018, loans that were restructured within the previous twelve months that have subsequently defaulted:

	June 30, 2019		June 30, 2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial, secured by real estate	—	$—	2	$1,234
Commercial, industrial and other	—	—	1	950
Equipment financing	—	—	1	11
	—	$—	4	$2,195

Other Real Estate and Other Repossessed Assets
At June 30, 2019 and December 31, 2018, the Company had other real estate owned of $532,000 and $830,000, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $467,000 and $702,000 at June 30, 2019 and December 31, 2018, respectively. There were no balances of other repossessed assets at both June 30, 2019 and December 31, 2018.
NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. At June 30, 2019, the Company had lease liabilities totaling $20.2 million and right-of-use assets totaling $18.6 million related to these leases. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

For the six months ended June 30, 2019, the weighted average remaining lease term for operating leases was 10.96 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.50%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$826	$1,646
Short-term lease cost	—	—
Variable lease cost	33	68
Sublease income	(30)	(61)
Net lease cost	$829	$1,653

Rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $737,000 and $1.5 million, respectively.

Other information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,310
Right-of-use asset obtained in exchange for new operating lease liabilities	$765

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2019. At June 30, 2019, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2019 is as follows:

(in thousands)
Within one year	$3,227
After one year but within two years	3,004
After two year but within three years	2,664
After three year but within four years	2,168
After four year but within five years	2,063
After 5 years	11,546
Total undiscounted cash flows	24,672
Discount on cash flows	(4,497)
Total lease liability	$20,175

NOTE 8 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $23.5 million and $498,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution for June 30, 2019 and December 31, 2018.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2019, the Company did not record any hedge ineffectiveness. The Company recognized $238,000 and $132,000 of accumulated other comprehensive income that was reclassified into interest expense for the first six months of 2019 and 2018, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $314,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$38,141	7.0	3.72%	1 Mo. LIBOR + 2.24%	$502
Customer interest rate swaps	333,681	10.3	4.58%	1 Mo. LIBOR + 1.97%	22,467
Interest rate swap (cash flow hedge)	30,000	2.0	1.10%	3 Mo. LIBOR	403
Classified in Other Liabilities:
Customer interest rate swaps	$38,141	7.0	3.72%	1 Mo. LIBOR + 2.24%	$(502)
3rd Party interest rate swaps	333,681	10.3	4.58%	1 Mo. LIBOR + 1.97%	(22,467)

December 31, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$5,329
Customer interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	5,707
Interest rate swap (cash flow hedge)	30,000	2.5	1.10%	3 Mo. LIBOR	1,099
Classified in Other Liabilities:
Customer interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$(5,329)
3rd party interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	(5,707)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $155.8 million and $136.4 million at June 30, 2019 and December 31, 2018, respectively. The Company recorded $19.4 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company had core deposit intangibles of $4.9 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively. The Company recorded core deposit intangible of $3.7 million for the Highlands acquisition. The estimated future amortization expense for the remainder of 2019 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2019	$578
2020	1,025
2021	868
2022	711
2023	554
2024	425

NOTE 10 – BORROWINGS
At June 30, 2019, the Company had federal funds purchased and securities sold under agreements to repurchase of $215.0 million and $43.7 million, respectively, compared to $192.1 million and $41.8 million, respectively, at December 31, 2018. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of June 30, 2019, the Company had $46.8 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
NOTE 11 – SHARE-BASED COMPENSATION
The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2018 Omnibus Equity Incentive Plan and previously granted such awards under the 2009 Equity Compensation Program. The Company recognized share based compensation expense on its restricted stock of $107,000 and $118,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was unrecognized compensation cost of $104,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.55 years. The Company recognized share based compensation expense of $1.2 million and $1.3 million on RSUs for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense related to RSUs was approximately $3.3 million as of June 30, 2019, and that cost is expected to be recognized over a period of 1.58 years. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2019.
In the first six months of 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $208,000 over a one year period. In the first six months of 2018, the Company granted 10,945 shares of restricted stock to non-employee directors at a grant date fair value of $20.55 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted with a compensation expense of $225,000 over such period.

The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2019	11,701	$20.18
Granted	13,052	15.96
Vested	(11,643)	20.24
Forfeited	—	—
Outstanding, June 30, 2019	13,110	$15.93

In the first six months of 2019, the Company granted 128,509 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.65 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first six months of 2019 is expected to average approximately $713,000 per year over a three year period. In the first six months of 2018, the Company granted 151,733 RSUs at a weighted average grant date fair value of $19.13 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $968,000 per year over a three year period.
The following is a summary of the Company’s RSU activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2019	299,347	$16.60
Granted	128,509	16.65
Vested	(91,896)	12.32
Forfeited	(4,284)	17.96
Outstanding, June 30, 2019	331,676	$17.79

There were no grants of stock options in the first six months of 2019 or 2018. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	67,488	$8.28	2.86	$440,483
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2019	67,488	$8.28	2.36	$533,618
Options exercisable at June 30, 2019	67,488	$8.28	2.36	$533,618

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were no stock options exercised during the first six months of 2019 and 34,728 stock options were exercised during the first six months of 2018. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 was $406,000 and the exercises resulted in cash receipts of $307,000.

NOTE 12 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	June 30, 2019			June 30, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains (losses) arising during period	$7,852	$(2,076)	$5,776	$(2,203)	$513	$(1,690)
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized gains (losses)	7,852	(2,076)	5,776	(2,203)	513	(1,690)
Unrealized (losses) gains on derivatives	(425)	146	(279)	67	(14)	53
Other comprehensive income (loss), net	$7,427	$(1,930)	$5,497	$(2,136)	$499	$(1,637)

	For the Six Months Ended
	June 30, 2019			June 30, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains (losses) arising during period	$13,961	$(3,822)	$10,139	$(9,705)	$2,283	$(7,422)
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized gains (losses)	13,961	(3,822)	10,139	(9,705)	2,283	(7,422)
Unrealized (losses) gains on derivatives	(696)	203	(493)	425	(89)	336
Other comprehensive income (loss), net	$13,265	$(3,619)	$9,646	$(9,280)	$2,194	$(7,086)

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(4,419)	$689	$41	$(3,689)	$(11,007)	$1,145	$21	$(9,841)
Other comprehensive income (loss) before classifications	5,776	(279)	—	5,497	(1,690)	53	—	(1,637)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net current period other comprehensive income (loss)	5,776	(279)	—	5,497	(1,690)	53	—	(1,637)
Ending balance	$1,357	$410	$41	$1,808	$(12,697)	$1,198	$21	$(11,478)

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(8,782)	$903	$41	$(7,838)	$(3,232)	$862	$21	$(2,349)
Adjustment for implementation of ASU 2016-01	—	—	—	—	(2,043)	—	—	(2,043)
Adjusted beginning balance	(8,782)	903	41	(7,838)	(5,275)	862	21	(4,392)
Other comprehensive income (loss) before classifications	10,139	(493)	—	9,646	(7,422)	336	—	(7,086)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net current period other comprehensive income (loss)	10,139	(493)	—	9,646	(7,422)	336	—	(7,086)
Ending balance	$1,357	$410	$41	$1,808	$(12,697)	$1,198	$21	$(11,478)

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2019, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2019
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$16,525	$123,345	$—	$139,870
Mortgage-backed securities	—	473,786	—	473,786
Obligations of states and political subdivisions	—	45,343	—	45,343
Debt securities	—	5,123	—	5,123
Total securities available for sale	16,525	647,597	—	664,122
Equity securities, at fair value	1,806	13,576	—	15,382
Derivative assets	—	23,372	—	23,372
Total Assets	$18,331	$684,545	$—	$702,876
Liabilities:
Derivative liabilities	$—	$22,969	$—	$22,969
Total Liabilities	$—	$22,969	$—	$22,969

December 31, 2018
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,920	$136,007	$—	$140,927
Mortgage-backed securities	—	447,094	—	447,094
Obligations of states and political subdivisions	—	45,505	—	45,505
Debt securities	—	5,092	—	5,092
Total securities available for sale	4,920	633,698	—	638,618
Equity securities, at fair value	2,731	13,190	—	15,921
Derivative assets	—	12,135	—	12,135
Total Assets	$7,651	$659,023	$—	$666,674
Liabilities:
Derivative liabilities	$—	$11,036	$—	$11,036
Total Liabilities	$—	$11,036	$—	$11,036

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2019
Assets:
Impaired loans	$—	$—	$17,385	$17,385
Loans held for sale	—	1,391	—	1,391
Other real estate owned and other repossessed assets	—	—	532	532

December 31, 2018
Assets:
Impaired loans	$—	$—	$19,702	$19,702
Loans held for sale	—	1,113	—	1,113
Other real estate owned and other repossessed assets	—	—	830	830

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
The estimation methodologies used, the estimated fair values and recorded book balances at June 30, 2019, and December 31, 2018, are outlined below.
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

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $2.9 million in short-term municipal bond anticipation notes and $2.5 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2019
Financial Assets:
Investment securities held to maturity	$160,328	$161,028	$—	$155,624	$5,404
Federal Home Loan Bank and other membership bank stocks	23,642	23,642	—	23,642	—
Loans, net	4,883,711	4,936,965	—	—	4,936,965
Financial Liabilities:
Certificates of deposit	985,340	984,991	—	984,991	—
Other borrowings	175,820	175,998	—	175,998	—
Subordinated debentures	118,202	116,139	—	—	116,139
December 31, 2018
Financial Assets:
Investment securities held to maturity	$153,646	$150,932	$—	$143,913	$7,019
Federal Home Loan Bank and other membership bank stocks	13,301	13,301	—	13,301	—
Loans, net	4,419,045	4,341,477	—	—	4,341,477
Financial Liabilities:
Certificates of deposit	757,038	750,801	—	750,801	—
Other borrowings	181,118	176,921	—	176,921	—
Subordinated debentures	105,027	102,497	—	—	102,497

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-13, an update to Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures. Among other provisions, the update removes requirements to disclose amounts and reasons of transfers between Level 1 and Level 2 in the fair value hierarchy, and it modifies the disclosures regarding transfers in and out of Level 3 of the fair value hierarchy. The update requires a discussion regarding the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Because the Company does not typically have Level 3 fair value measurements, the update is not expected to have a material impact on the Company's financial statements.
In August 2018, the FASB issued Update 2018-15, an update to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Implementation costs incurred by customers in a cloud computing arrangement are to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently assessing the impact that the guidance will have on its financial statements.
In August 2018, the FASB issued Update 2018-14, an update to Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which changes the disclosure of accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in the update remove disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. Because the Company has minimal pension plans that require calculation of projected benefit obligations or accumulated benefit obligations, the update will not have a material impact on the Company's financial statements.
In June 2018, the FASB issued Update 2018-07, an update to Topic 718, Compensation - Stock Compensation, expanding earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Earlier adoption was permitted. The adoption of this update did not have a significant impact on the Company's financial statements.
In August 2017, the FASB issued Update 2017-05, an update to Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, intended to improve and simplify accounting rules around hedge accounting. Amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is still evaluating the impact that this guidance will have on its financial statements.
In July 2017, the FASB issued Update 2017-11, guidance which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. The provisions of the new guidance related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this update did not have a material impact on the Company’s financial statements because the Company does not have any equity-linked financial instruments that have such down round features.
In March 2017, the FASB issued Update 2017-08, an update to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, entities amortize the premium as an adjustment of yield over the contractual life of the instrument even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The update shortens the amortization period for certain callable debt securities held at a premium and requires the premium be amortized to the earliest call date. This update will be effective for annual and interim periods beginning after December 15, 2018. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued Update 2017-04, an update to Topic 350, Intangibles - Goodwill and Other, to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for annual years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s financial statements.
In June 2016, the FASB issued Update 2016-13, Topic 326, Financial Instruments - Credit Losses, an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company formed a working group under the direction of the Chief Risk Officer that is comprised of individuals from the credit, risk management, finance and project management areas for implementation of this update. In 2018, the Company contracted with a software and advisory service provider to aid in implementation. The software provider has completed configuration of the software platform and the Company has completed initial data preparation for the software. The Company and software provider have begun evaluating results of initial scenario analysis and as a result have been reviewing and fine tuning assumptions in the model. The Company is still developing qualitative adjustments, as well as metrics for determination of a reasonable and supportable forecast period, and the Company has engaged a third-party firm to conduct a review and validation of its methodology and models. The Company is also developing its future process and governance structure to prepare for production parallel in the second half of 2019 to ensure Lakeland is prepared for adoption of the standard as of January 1, 2020. The adoption of this standard could have a material impact on the Company’s financial statements depending on the characteristics of the loan portfolio, as well as the current and forecasted economic conditions as of the date of adoption. The Company is currently in the process of evaluating the quantitative and qualitative effects of the standard on its estimated credit losses under the standard.
In February 2016, FASB issued Update 2016-02, Topic 842, Leases, accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company retained the services of a software provider to aid in its implementation. In the third quarter of 2018, the FASB issued updates which included targeted improvements to the leasing guidance that is intended to reduce costs and ease implementation of the leases standard. The improvements include an optional transition method to adopt the new leases standard where the entity could initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for comparative periods presented in the financial statements in which it adopts the new leases standard, will continue to be in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases. An entity that adopts this additional transition method, must provide the required disclosures for all periods that continue to be in accordance with the current ASC 840. The lease update also includes a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for these components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance and both of the following conditions are met: 1) the timing and pattern of transfer of the nonlease component(s) and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. Management used the optional transition method discussed above and also used the practical expedient to account for non-lease components with the associated lease component as a single component assuming the appropriate conditions are met. The FASB issued further clarification of the standard and addressed implementation and disclosure requirements. With the adoption of this update, the Company recorded an operating lease right-of-use asset of $18.7 million, a corresponding liability of $20.2 million and a cumulative adjustment to retained earnings of $125,000.
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
Financial Overview
During the first half of 2019 the Company completed the merger of Highlands Bancorp Inc. ("Highlands"), adding $496.5 million in total assets, including $426.1 million in total loans, including loans held for sale, and $409.6 million in total deposits. The Company's financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing periods.
For the second quarter of 2019, the Company reported net income of $17.5 million and earnings per diluted share of $0.34 compared to net income of $15.8 million and earnings per diluted share of $0.33 for the second quarter of 2018. For the second quarter of 2019, annualized return on average assets was 1.12%, annualized return on average common equity was 10.16% and annualized return on average tangible common equity was 13.21% compared to 1.17%, 10.71%, and 13.97%, respectively, for the second quarter of 2018.
For the six months ended June 30, 2019, the Company reported net income of $33.1 million, a 6% increase compared to $31.1 million for the same period in 2018. For the six months ended June 30, 2019, the Company reported earnings per diluted share of $0.65, which equaled earnings per diluted share reported for the first six months of 2018. Excluding merger-related expenses pertaining to the Company’s January 2019 acquisition of Highlands of $2.4 million, tax-effected, net income for the six months ended June 30, 2019 was $35.5 million, or $0.70 per diluted share. For the first six months of 2019, annualized return on average assets was 1.07%, annualized return on average common equity was 9.79%, and annualized return on average tangible common equity was 12.77%. Excluding merger-related expenses these ratios were 1.15%, 10.49% and 13.69%, respectively.
Net interest margin was 3.39% in the second quarter of 2019 compared to 3.43% in the second quarter of 2018.
Total loans, net of deferred fees, grew $465.6 million or 10%, to $4.92 billion during the first six months of 2019 and included $425.0 million of Highlands loan balances.
Total deposits increased $461.9 million, or 10%, from December 31, 2018 to June 30, 2019, to $5.08 billion and included $409.6 million of Highlands deposit balances.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018
Net Income
Net income was $17.5 million, or $0.34 per diluted share, for the second quarter of 2019 compared to net income of $15.8 million, or $0.33 per diluted share, for the second quarter of 2018. Net interest income of $49.2 million for the second quarter of 2019 increased $5.7 million from the second quarter of 2018 as a result of the merger, organic growth and an increase in market interest rates.
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
Net interest income on a tax equivalent basis for the second quarter of 2019 was $49.3 million, compared to $43.6 million for the second quarter of 2018. The net interest margin decreased to 3.39% in the second quarter of 2019 from 3.43% in the second quarter of 2018 primarily as a result of an increase in the cost of interest-bearing liabilities, partially offset by an increase in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended June 30, 2019 and June 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$4,917,109	$59,119	4.82%	$4,247,443	$47,659	4.50%
Taxable investment securities and other	781,469	4,985	2.55%	729,684	4,027	2.21%
Tax-exempt securities	73,139	501	2.74%	81,677	543	2.66%
Federal funds sold (2)	64,616	348	2.15%	35,244	145	1.65%
Total interest-earning assets	5,836,333	64,953	4.46%	5,094,048	52,374	4.12%
Noninterest-earning assets:
Allowance for loan losses	(38,901)			(36,324)
Other assets	459,091			379,816
TOTAL ASSETS	$6,256,523			$5,437,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$502,340	$79	0.06%	$496,630	$74	0.06%
Interest-bearing transaction accounts	2,562,365	7,962	1.25%	2,195,553	3,772	0.69%
Time deposits	961,212	4,721	1.96%	792,270	2,655	1.34%
Borrowings	394,118	2,888	2.90%	356,511	2,266	2.51%
Total interest-bearing liabilities	4,420,035	15,650	1.42%	3,840,964	8,767	0.91%
Noninterest-bearing liabilities:
Demand deposits	1,083,745			969,965
Other liabilities	63,419			33,223
Stockholders' equity	689,324			593,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,256,523			$5,437,540
Net interest income/spread		49,303	3.04%		43,607	3.21%
Tax equivalent basis adjustment		105			114
NET INTEREST INCOME		$49,198			$43,493
Net interest margin (3)			3.39%			3.43%
(1)    Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)    Includes interest-bearing cash accounts.
(3)    Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased $12.6 million, or 24% from $52.4 million in the second quarter of 2018 to $65.0 million in the second quarter of 2019, as a result of higher volumes of interest earning assets primarily due to the Highlands acquisition. Also impacting the increase in interest income was the continued increase in the loan portfolio yield as a result of the higher interest rate environment and higher accretion income on loans resulting from the Highlands acquisition. Average loans increased $669.7 million compared to the second quarter of 2018 while the yield on average loans increased 32 basis points to 4.82% in the second quarter of 2019 from the second quarter of 2018. Total average taxable investment securities increased $51.8 million to $781.5 million for the second quarter of 2019 from the second quarter of 2018, while average tax-exempt securities decreased $8.5 million to $73.1 million for the same periods. The yield on average taxable investment securities increased 34 basis points from the second quarter of 2018 to 2.55% for the second quarter of 2019, while the yield on average tax-exempt investment securities increased eight basis points to 2.74%.
Total interest expense of $15.7 million in the second quarter of 2019 was $6.9 million greater than the $8.8 million reported for the same period in 2018. Total average interest-bearing liabilities increased $579.1 million as a result of organic growth and the Highlands acquisition. The cost of average interest-bearing liabilities increased from 0.91% in the second quarter of 2018 to 1.42% in the second quarter of 2019. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. For the second quarter of 2019, the cost of interest-bearing transaction accounts and time deposits increased by 56 basis points and 62 basis points, respectively, when compared to the same period in 2018, due to a higher rate environment as well as the continuing impact of money market deposit account promotions and higher rates offered on certificates of deposit.
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
In the second quarter of 2019, no provision for loan losses was recorded, compared to $1.5 million for the same period last year. The Company charged off $413,000 and recovered $1.1 million in the second quarter of 2019 compared to $963,000 and $431,000, respectively, in the second quarter of 2018. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
The Company recorded noninterest income of $6.4 million and $5.7 million in the second quarter of 2019 and 2018, respectively, an increase of $680,000, or 12%, from the prior year. Service charges on deposits increased $210,000 compared to the second quarter of 2018 due primarily to an increase in deposit accounts. Commissions and fees increased $315,000 compared to the second quarter of 2018 due primarily to increased investment services income, while gains on sales of loans increased $128,000 to $428,000 in the second quarter of 2019.
Noninterest Expense
Noninterest expense in the second quarter of 2019 totaled $31.7 million compared to $27.6 million reported for the same quarter of 2018, an increase of $4.1 million or 15%, and includes $318,000 of merger-related expenses due to the acquisition of Highlands. Salaries and employee benefits expense was $19.4 million for the second quarter of 2019, increasing $2.7 million, or 16%, from the same period last year, as a result of additions to our staff from the merger, additions to support continued growth, normal merit increases and increases in benefits costs. For the second quarters of 2019 and 2018, data processing expense was $1.2 million and $976,000, respectively, an increase of $249,000 compared to the prior year period due primarily to the continued expansion and improvement of the Company's digital infrastructure as well as increases related to the Highlands merger. Other expenses increased $377,000 compared to the second quarter of 2018 due primarily to an increase in consulting expense.
The Company’s efficiency ratio, a non-GAAP financial measure, was 55.8% in the second quarter of 2019, compared to 55.6% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
(dollars in thousands)	2019	2018

Total noninterest expense	$31,686	$27,574
Amortization of core deposit intangibles	(301)	(153)
Merger-related expenses	(318)	—
Noninterest expense, as adjusted	$31,067	$27,421

Net interest income	$49,198	$43,493
Noninterest income	6,389	5,709
Total revenue	55,587	49,202
Tax-equivalent adjustment on municipal securities	105	114
Total revenue, as adjusted	$55,692	$49,316
Efficiency ratio	55.8%	55.6%
Income Tax Expense
The effective tax rate in the second quarter of 2019 was 27.0% compared to 21.3% during the same period in 2018 as a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019, which will result in increasing our effective tax rate in 2019 to 24.5%.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018
Net Income
Net income was $33.1 million, or $0.65 per diluted share, for the first six months of 2019 compared to net income of $31.1 million, or $0.65 per diluted share, for the first six months of 2018. Net income increased primarily as a result of an increase in net interest income, which increased $12.1 million compared to the first six months of 2018 resulting from growth in interest-earning assets and increases in loan yields, partially offset by an increase in interest-bearing liabilities and higher interest rates on deposits and borrowings.
Net Interest Income
Net interest income on a tax equivalent basis for the first six months of 2019 was $98.0 million, compared to $86.0 million for the first six months of 2018. The net interest margin of 3.41% in the first six months of 2019 equaled net interest margin for the same period in 2018. A 38 basis point increase in the yield on interest-earning assets was offset by a 51 basis point increase in the cost of interest-bearing liabilities. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the six months ended June 30, 2019 and June 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%.
.

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$4,894,447	$116,761	4.81%	$4,220,972	$93,203	4.45%
Taxable investment securities and other	782,081	9,858	2.52%	732,995	8,019	2.19%
Tax-exempt securities	74,237	1,017	2.74%	83,187	1,104	2.65%
Federal funds sold (2)	54,004	602	2.23%	41,271	311	1.51%
Total interest-earning assets	5,804,769	128,238	4.45%	5,078,425	102,637	4.07%
Noninterest-earning assets:
Allowance for loan losses	(40,357)			(36,152)
Other assets	455,664			381,279
TOTAL ASSETS	$6,220,076			$5,423,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$507,775	$173	0.07%	$492,173	$143	0.06%
Interest-bearing transaction accounts	2,558,636	15,379	1.21%	2,217,676	7,115	0.65%
Time deposits	925,837	8,707	1.88%	776,929	4,998	1.29%
Borrowings	414,695	5,962	2.86%	347,696	4,420	2.54%
Total interest-bearing liabilities	4,406,943	30,221	1.38%	3,834,474	16,676	0.87%
Noninterest-bearing liabilities:
Demand deposits	1,069,979			967,246
Other liabilities	61,845			33,261
Stockholders' equity	681,309			588,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,220,076			$5,423,552
Net interest income/spread		98,017	3.07%		85,961	3.20%
Tax equivalent basis adjustment		213			232
NET INTEREST INCOME		$97,804			$85,729
Net interest margin (3)			3.41%			3.41%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $102.6 million in the first six months of 2018 to $128.2 million in the first six months of 2019, an increase of $25.6 million, or 25%. The increase in interest income was primarily due to the same reasons discussed in the quarterly analysis. Average loans increased $673.5 million compared to the first six months of 2018, while the yield on average loans at 4.81% in the first six months of 2019 was 36 basis points higher than the same period in 2018. The yield on average taxable and tax-exempt investment securities increased 33 basis points and nine basis points, respectively.
Total interest expense of $30.2 million in the first six months of 2019 was $13.5 million greater than the $16.7 million reported for the same period in 2018. Total average interest-bearing liabilities increased $572.5 million, while the cost of average interest-bearing liabilities increased from 0.87% in the first six months of 2018 to 1.38% in the first six months of 2019. The increase in the balance and cost of interest-bearing liabilities was due primarily to the same reasons discussed in the quarterly analysis. The cost of interest-bearing transaction accounts and time deposits increased by 56 basis points and 59 basis points, respectively, while the cost of borrowings increased 32 basis points compared to the first six months of 2018. Average time deposits increased from $776.9 million in the first six months of 2018 to $925.8 million in the first six months of 2019 primarily as a result of the Highlands acquisition and the Company's certificate of deposit promotion beginning in the last half of 2018.

Provision for Loan Losses
In the first six months of 2019, a $508,000 provision for loan losses was recorded, compared to $2.8 million for the same period last year. The Company charged off $929,000 and recovered $1.4 million in the first six months of 2019 compared to $2.2 million and $586,000, respectively, in the first six months of 2018. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $12.1 million in the first six months of 2019 increased by $1.1 million from $11.0 million in the first six months of 2018. Noninterest income for the first six months of 2019 included $453,000 in gains on equity securities compared to $55,000 during the same period in 2018. Commissions and fees increased $455,000 compared to the first six months of 2018 due primarily to an increase in investment commission income. Gains on sales of loans increased $253,000 due to an increase in sales of mortgages. Other income decreased $152,000 compared to the same period in 2018 due primarily to losses on sales of premises and equipment in the first six months of 2019.
Noninterest Expense
Noninterest expense in the first six months of 2019 totaled $65.7 million, which was $11.0 million more than the $54.7 million reported for the first six months of 2018 and includes $3.2 million in expenses related to the acquisition of Highlands. Salaries and employee benefits expense of $38.6 million increased $5.0 million, or 15%, from the same period last year, due primarily to the same reasons discussed in the quarterly comparison. Net occupancy expense increased $242,000 due primarily to the addition of the Highlands branches. Data processing expense in the first six months of 2019 increased $1.1 million, compared to the same period in 2018 due primarily to the same reasons mentioned in the quarterly analysis. Marketing expense increased $190,000 primarily due to advertising related to the merger with Highlands. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.2% in the first six months of 2019, compared to 56.1% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30, 2019
(dollars in thousands)	2019	2018

Total noninterest expense	$65,670	$54,711
Amortization of core deposit intangibles	(605)	(310)
Long Term Debt prepayment fee	(3,178)	—
Noninterest expense, as adjusted	$61,887	$54,401

Net interest income	$97,804	$85,729
Noninterest income	12,112	11,043
Total revenue	109,916	96,772
Tax-equivalent adjustment on municipal securities	213	232
Total revenue, as adjusted	$110,129	$97,004
Efficiency ratio	56.2%	56.1%
Income Tax Expense
The effective tax rate in the first six months of 2019 was 24.4% compared to 20.9% during the same period last year as a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019 that provided guidance on which entities are to be included in the combined return. This will result in increasing our effective tax rate in 2019 to 24.5%.

Financial Condition
The Company’s total assets increased $601.1 million from December 31, 2018, to $6.41 billion at June 30, 2019. Total loans, net of deferred fees, were $4.92 billion, an increase of $465.6 million, or 10%, from $4.46 billion at December 31, 2018. Total deposits were $5.08 billion, an increase of $461.9 million, or 10%, from December 31, 2018.
With the completion of the Highlands merger in January 2019, the Company recorded the assets acquired and the liabilities assumed in the acquisition at their estimated fair values as of the acquisition date. Total assets acquired were $496.5 million, total loans and total deposits acquired were $426.1 million and $409.6 million, respectively. During the second quarter, the Company revised the estimated fair value of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustment related to credit-impaired loans acquired in the acquisition that were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310-30 and resulted in a $1.7 million increase in goodwill.
Loans
Gross loans of $4.93 billion at June 30, 2019 increased $464.9 million from December 31, 2018, primarily in the commercial loans secured by real estate category which increased $373.9 million, or 12%, $332.8 million of which was from the Highlands acquisition. Commercial, industrial and other loans increased $71.0 million, or 21%, $44.7 million of which was from the Highlands acquisition. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $13.0 million at December 31, 2018 to $15.0 million at June 30, 2019, primarily as a result of one customer relationship being moved into non-accrual. Non-accrual loans in the commercial loans secured by real estate category increased $3.0 million. The percentage of non-performing assets to total assets was 0.23% at June 30, 2019 compared to 0.22% at December 31, 2018. Non-accrual loans at June 30, 2019 included three loan relationships with a balance of $1 million or greater, totaling $6.3 million, and two loan relationships between $500,000 and $1.0 million, totaling $1.8 million. There were no loans past due ninety days or more and still accruing at June 30, 2019 and December 31, 2018.
Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. On June 30, 2019, the Company had $5.1 million in loans that were troubled debt restructurings and accruing interest income compared to $9.3 million at December 31, 2018. These loans are expected to be able to perform under the modified terms of the loan. On June 30, 2019, the Company had $3.3 million in troubled debt restructurings that were included in non-accrual loans compared to $3.6 million at December 31, 2018.
On June 30, 2019, the Company had $17.4 million in impaired loans (consisting primarily of non-accrual and restructured loans) compared to $19.7 million at year-end 2018. The Company also had purchased credit impaired loans from the Highlands, Pascack and Harmony acquisitions with carrying values of $13.4 million, $134,000 and $470,000, respectively, at June 30, 2019. For more information on impaired loans see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $244,000 of the allowance for loan losses has been allocated for impairment at June 30, 2019 compared to $338,000 at December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had $42.2 million and $41.8 million, respectively, in loans that were rated substandard that were not classified as non-performing or impaired.
There were no loans at June 30, 2019, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2018
Balance at the beginning of the year	$37,688	$35,455	$35,455
Loans charged off:
Commercial, secured by real estate	(187)	(232)	(421)
Commercial, industrial and other	(185)	(1,301)	(1,452)
Equipment finance	(380)	(95)	(507)
Real estate - mortgage	(50)	(93)	(131)
Real estate - construction	—	(248)	(248)
Home equity and consumer	(127)	(244)	(588)
Total loans charged off	(929)	(2,213)	(3,347)
Recoveries:
Commercial, secured by real estate	140	305	468
Commercial, industrial and other	1,044	96	317
Equipment finance	2	5	23
Real estate - mortgage	11	5	10
Real estate - construction	65	8	17
Home equity and consumer	133	167	332
Total recoveries	1,395	586	1,167
Net recoveries (charge-offs)	466	(1,627)	(2,180)
Provision for loan losses	508	2,776	4,413
Ending balance	$38,662	$36,604	$37,688

Net (recoveries) charge-offs as a percentage of average loans outstanding	(0.02)%	0.08%	0.05%
Allowance as a percentage of total loans outstanding	0.78%	0.85%	0.84%
Allowance as a percentage of non-accrual loans	268.04%	256.56%	310.70%
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
The overall balance of the allowance for loan losses of $38.7 million at June 30, 2019 increased $974,000 from December 31, 2018, an increase of 3%. The change in the allowance within loan segments during the two comparable periods captures changes in the non-performing loan and charge-off statistics and the level of loan growth.
Non-performing loans of $14.4 million at June 30, 2019 increased $2.3 million from December 31, 2018. The allowance for loan losses as a percent of total loans was 0.78% at June 30, 2019 compared to 0.84% at December 31, 2018. The reduction in the percentage of the allowance for loan losses as a percent of total loans was primarily due to the loans resulting from the Highlands acquisition which are accounted for under acquisition accounting and have no allowance for loan loss. Excluding the loans from prior acquisitions, the allowance as a percent of total loans would be 0.92% as of June 30, 2019. Management believes, based on appraisals and estimated selling costs that the majority of the Company's non-performing loans are adequately secured and reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at June 30, 2019.
Investment Securities
For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Investment securities totaled $824.5 million at June 30, 2019 and $792.3 million at December 31, 2018, increasing $32.2 million from year-end and includes $22.7 million acquired in the Highlands merger.
Deposits
Total deposits increased from $4.62 billion at December 31, 2018 to $5.08 billion at June 30, 2019, an increase of $461.9 million, or 10%, including $409.6 million acquired in the Highlands merger. Savings and interest-bearing transaction accounts and time deposits increased $94.4 million and $228.3 million, respectively. Noninterest-bearing deposits increased $139.3 million during the first half of 2019. The Highlands acquisition included $81.1 million, $196.2 million and $132.3 million in noninterest-bearing transaction accounts, savings and interest-bearing transaction accounts and time deposits, respectively.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.
Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $39.9 million for the first six months of 2019 compared to $43.9 million for the same period in 2018.

•
Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2019, Lakeland’s deposits increased $52.3 million excluding the impact of the Highlands acquisition.

•
Sales of securities. At June 30, 2019 the Company had $664.1 million in securities designated “available for sale.” Of these securities, $460.6 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans can also be a source of liquidity.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $215.0 million in overnight borrowings from the FHLB on June 30, 2019. Lakeland also has overnight federal funds lines available for it to borrow up to $230.0 million, of which none was outstanding at June 30, 2019. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2019.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2019 follows.
Cash and cash equivalents totaling $246.9 million on June 30, 2019 increased $38.3 million from December 31, 2018. Operating activities provided $39.9 million in net cash. Investing activities used $33.3 million in net cash, primarily reflecting an increase in loans and the purchase of securities. Financing activities provided $31.7 million in net cash primarily reflecting the net increase in deposits of $52.8 million partially offset by net repayments of other borrowings. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2019. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$24,672	$3,227	$5,668	$4,231	$11,546
Benefit plan commitments	5,505	389	793	810	3,513
Remaining contractual maturities of time deposits	985,340	778,260	177,586	29,494	—
Subordinated debentures	118,202	—	—	5,367	112,835
Loan commitments	1,029,990	784,940	107,345	8,450	129,255
Other borrowings	175,820	35,106	105,711	35,003	—
Interest on other borrowings*	65,676	9,964	17,174	13,379	25,159
Standby letters of credit	18,071	16,369	1,622	—	80
Total	$2,423,276	$1,628,255	$415,899	$96,734	$282,388
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.45%.
Capital Resources
Total stockholders’ equity increased to $698.5 million on June 30, 2019 from $623.7 million on December 31, 2018, an increase of $74.7 million. Book value per common share increased to $13.85 on June 30, 2019 from $13.14 on December 31, 2018. Tangible book value per share increased from $10.22 per share on December 31, 2018 to $10.66 per share on June 30, 2019, an increase of 4%. Please see “Non-GAAP Financial Measures” below. In addition to the equity acquired in the Highlands merger of $43.4 million, the increase in stockholders’ equity from December 31, 2018 to June 30, 2019 was primarily due to $33.1 million of net income and other comprehensive income of $9.6 million, which was partially offset by the payment of cash dividends on common stock of $12.2 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of June 30, 2019, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, occurring January 1, 2019. As of June 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
The Company	9.30%	9.39%	10.52%	10.62%	11.11%	11.27%	13.60%	13.71%
Lakeland Bank	10.15%	10.17%	12.13%	12.20%	12.13%	12.20%	12.92%	13.06%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	6.375%	8.50%	7.875%	10.50%	9.875%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its consolidated assets) for banks with assets of less than $10 billion. Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. The Act also expands the definition of qualified mortgages that may be held by a financial institution. We are unable to predict the specific impact the Act and the implementing rules and regulations, which have not yet been written, will have on the Company and Lakeland.

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

(dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$698,463	$623,739
Less:
Goodwill	155,830	136,433
Other identifiable intangible assets, net	4,891	1,768
Total tangible common stockholders’ equity at end of period - Non-GAAP	$537,742	$485,538
Shares outstanding at end of period	50,441	47,486
Book value per share - GAAP	$13.85	$13.14
Tangible book value per share - Non-GAAP	$10.66	$10.22

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$537,742	$485,538

Total assets at end of period	$6,407,195	$5,806,093
Less:
Goodwill	155,830	136,433
Other identifiable intangible assets, net	4,891	1,768
Total tangible assets at end of period - Non-GAAP	$6,246,474	$5,667,892
Common equity to assets - GAAP	10.90%	10.74%
Tangible common equity to tangible assets - Non-GAAP	8.61%	8.57%

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$17,457	$15,838	$33,083	$31,093
Total average common stockholders’ equity	$689,324	$593,388	$681,309	$588,571
Less:
Average goodwill	154,171	136,433	153,868	136,433
Average other identifiable intangible assets, net	5,058	2,134	5,155	2,217
Total average tangible common stockholders’ equity - Non-GAAP	$530,095	$454,821	$522,286	$449,921
Return on average common stockholders’ equity - GAAP	10.16%	10.71%	9.79%	10.65%
Return on average tangible common stockholders’ equity - Non-GAAP	13.21%	13.97%	12.77%	13.94%

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income - GAAP	$17,457	$15,838	$33,083	$31,093

Non-routine transactions, net of tax
Tax deductible merger related expenses	222	—	1,878	—
Non-tax deductible merger related expenses	—	—	491	—
Net effect of non-routine transactions	222	—	2,369	—

Net income available to common shareholders excluding non-routine transactions	$17,679	$15,838	$35,452	$31,093
Less: Earnings allocated to participating securities	(147)	(146)	(287)	(287)
Net Income, excluding non-routine transactions	$17,532	$15,692	$35,165	$30,806

Weighted average shares - Basic	50,509	47,600	50,393	47,552
Weighted average shares - Diluted	50,649	47,770	50,544	47,753

Basic earnings per share - GAAP	$0.34	$0.33	$0.65	$0.65
Diluted earnings per share - GAAP	$0.34	$0.33	$0.65	$0.65

Basic earnings per share, adjusted for non-routine transactions	$0.35	$0.33	$0.70	$0.65
Diluted earnings per share, adjusted for non-routine transactions (Core EPS)	$0.35	$0.33	$0.70	$0.65
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $195.9 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
June 30, 2019	0.3%	(0.9)%
December 31, 2018	(1.5)%	(0.7)%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%	(10.0)%
June 30, 2019	2.3%	2.3%	1.9%	(3.0)%	(4.6)%
December 31, 2018	0.6%	0.4%	0.3%	(2.5)%	(8.0)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2019 (the base case) was $854.5 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%
June 30, 2019	(5.9)%	(3.4)%	(1.2)%	(0.6)%	(4.4)%
December 31, 2018	(5.2)%	(3.3)%	(1.4)%	(0.2)%	(1.5)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6.   Exhibits

10.1
Amendatory Agreement dated May 9, 2019, to Change in Control Agreement dated May 29, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

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
Date: August 8, 2019