Form 10-Q
period 2019-09-30
LAKELAND BANCORP INC
filed 2019-11-08
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 1, 2019, there were 50,498,410 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(dollars in thousands)	(unaudited)
ASSETS
Cash	$249,553	$205,199
Interest-bearing deposits due from banks	32,405	3,400
Total cash and cash equivalents	281,958	208,599
Investment securities available for sale, at fair value	720,405	638,618
Equity securities, at fair value	15,552	15,921
Investment securities held to maturity; fair value of $152,495 at September 30, 2019 and $150,932 at December 31, 2018	151,115	153,646
Federal Home Loan Bank and other membership bank stock, at cost	18,006	13,301
Loans held for sale	3,077	1,113
Loans, net of deferred fees	4,923,414	4,456,733
Allowance for loan losses	(38,655)	(37,688)
Net loans	4,884,759	4,419,045
Premises and equipment, net	47,372	49,175
Operating lease right-of-use assets	17,953	—
Accrued interest receivable	16,573	16,114
Goodwill	156,277	136,433
Other identifiable intangible assets	4,602	1,768
Bank owned life insurance	111,717	110,052
Other assets	63,108	42,308
TOTAL ASSETS	$6,492,474	$5,806,093
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$1,101,083	$950,218
Savings and interest-bearing transaction accounts	3,196,323	2,913,414
Time deposits $250 thousand and under	682,677	589,737
Time deposits over $250 thousand	230,536	167,301
Total deposits	5,210,619	4,620,670
Federal funds purchased and securities sold under agreements to repurchase	199,326	233,905
Other borrowings	165,818	181,118
Subordinated debentures	118,211	105,027
Operating lease liabilities	19,509	—
Other liabilities	65,787	41,634
TOTAL LIABILITIES	5,779,270	5,182,354
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000; issued shares, 50,489,161 at September 30, 2019 and 47,486,250 at December 31, 2018	559,595	514,703
Retained earnings	150,399	116,874
Accumulated other comprehensive income (loss)	3,210	(7,838)
TOTAL STOCKHOLDERS’ EQUITY	713,204	623,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,492,474	$5,806,093
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

INTEREST INCOME
Loans and fees	$58,563	$49,181	$175,324	$142,384
Federal funds sold and interest-bearing deposits with banks	695	533	1,297	844
Taxable investment securities and other	5,007	4,141	14,865	12,160
Tax-exempt investment securities	361	427	1,165	1,299
TOTAL INTEREST INCOME	64,626	54,282	192,651	156,687
INTEREST EXPENSE
Deposits	13,267	8,429	37,526	20,685
Federal funds purchased and securities sold under agreements to repurchase	231	42	1,333	409
Other borrowings	2,446	2,187	7,306	6,240
TOTAL INTEREST EXPENSE	15,944	10,658	46,165	27,334
NET INTEREST INCOME	48,682	43,624	146,486	129,353
Provision for loan losses	536	1,046	1,044	3,822
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,146	42,578	145,442	125,531
NONINTEREST INCOME
Service charges on deposit accounts	2,851	2,614	8,179	7,770
Commissions and fees	1,545	1,414	4,682	4,096
Income on bank owned life insurance	691	1,127	2,064	2,557
Gain on equity securities	72	(439)	525	(384)
Gains on sales of loans	486	484	1,285	1,030
Other income	1,055	439	2,077	1,613
TOTAL NONINTEREST INCOME	6,700	5,639	18,812	16,682
NONINTEREST EXPENSE
Salaries and employee benefits	19,062	17,352	57,672	50,921
Net occupancy expense	2,767	2,316	8,350	7,657
Furniture and equipment	2,084	2,070	6,365	6,287
FDIC insurance expense	(420)	400	431	1,225
Stationery, supplies and postage	366	371	1,214	1,230
Marketing expense	423	343	1,430	1,160
Data processing expense	1,248	1,083	3,800	2,525
Telecommunications expense	480	438	1,451	1,321
ATM and debit card expense	588	556	1,773	1,624
Core deposit intangible amortization	288	142	893	452
Other real estate and repossessed asset expense	29	45	223	112
Merger related expenses	—	—	3,178	—
Other expenses	2,648	2,677	8,453	7,990
TOTAL NONINTEREST EXPENSE	29,563	27,793	95,233	82,504
Income before provision for income taxes	25,283	20,424	69,021	59,709
Provision for income taxes	6,409	3,666	17,064	11,858
NET INCOME	$18,874	$16,758	$51,957	$47,851
PER SHARE OF COMMON STOCK
Basic earnings	$0.37	$0.35	$1.02	$1.00
Diluted earnings	$0.37	$0.35	$1.02	$0.99
Dividends	$0.125	$0.115	$0.365	$0.330
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

NET INCOME	$18,874	$16,758	$51,957	$47,851
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	1,480	(2,019)	11,619	(9,441)
Unrealized (losses) gains on derivatives	(78)	6	(571)	342
Other comprehensive income (loss)	1,402	(2,013)	11,048	(9,099)
TOTAL COMPREHENSIVE INCOME	$20,276	$14,745	$63,005	$38,752
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended September 30, 2019 and 2018

(in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

At July 1, 2018	$513,756	$95,586	$(11,478)	$597,864
Net income	—	16,758	—	16,758
Other comprehensive loss, net of tax	—	—	(2,013)	(2,013)
Stock based compensation	471	—	—	471
Retirement of restricted stock	(15)	—	—	(15)
Cash dividends on common stock of $0.115 per share	—	(5,510)	—	(5,510)
At September 30, 2018	$514,212	$106,834	$(13,491)	$607,555

At July 1, 2019	$558,768	$137,887	$1,808	$698,463
Net income	—	18,874	—	18,874
Other comprehensive income, net of tax	—	—	1,402	1,402
Stock based compensation	558	—	—	558
Exercise of stock options	307	—	—	307
Retirement of restricted stock	(38)	—	—	(38)
Cash dividends on common stock of $0.125 per share	—	(6,362)	—	(6,362)
At September 30, 2019	$559,595	$150,399	$3,210	$713,204
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2019 and 2018

(in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

At January 1, 2018	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	47,851	—	47,851
Other comprehensive loss, net of tax	—	—	(9,099)	(9,099)
Stock based compensation	1,930	—	—	1,930
Exercise of stock options	307	—	—	307
Retirement of restricted stock	(759)	—	—	(759)
Cash dividends on common stock of $0.33 per share	—	(15,797)	—	(15,797)
At September 30, 2018	$514,212	$106,834	$(13,491)	$607,555

At January 1, 2019	$514,703	$116,874	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 2016-02	—	125	—	125
January 1, 2019, as adjusted	514,703	116,999	(7,838)	623,864
Net income	—	51,957	—	51,957
Other comprehensive income, net of tax	—	—	11,048	11,048
Stock based compensation	1,822	—	—	1,822
Exercise of stock options	307	—	—	307
Issuance of stock for Highlands acquisition	43,417	—	—	43,417
Retirement of restricted stock	(654)	—	—	(654)
Cash dividends on common stock of $0.365 per share	—	(18,557)	—	(18,557)
At September 30, 2019	$559,595	$150,399	$3,210	$713,204
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,957	$47,851
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,838	3,548
Depreciation and amortization	1,162	4,114
Amortization of intangible assets	893	452
Amortization of operating lease right-of-use assets	1,938	—
Provision for loan losses	1,044	3,822
Loans originated for sale	(40,074)	(35,270)
Proceeds from sales of loans held for sale	40,508	34,932
Change in market value of equity securities	(525)	366
Gains on proceeds from bank owned life insurance policies	—	(421)
Gains on sales of loans held for sale	(1,285)	(546)
Losses (gains) on other real estate and other repossessed assets	87	(98)
Losses on sales of premises and equipment	486	3
Stock-based compensation	1,822	1,930
Deferred tax benefit	—	(1,263)
Excess tax benefits	183	313
Increase in other assets	(20,386)	(1,438)
Increase in other liabilities	21,935	8,105
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,583	66,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	13,454	—
Proceeds from repayments and maturities of available for sale securities	102,133	68,240
Proceeds from repayments and maturities of held to maturity securities	22,330	18,229
Proceeds from sales of equity securities	1,153	2,155
Purchase of available for sale securities	(149,182)	(68,845)
Purchase of held to maturity securities	(18,897)	(37,655)
Purchase of equity securities	(259)	(469)
Death benefit proceeds from bank owned life insurance policy	121	755
Proceeds from redemptions of Federal Home Loan Bank stock	79,217	5,716
Purchases of Federal Home Loan Bank stock	(82,155)	(6,598)
Net increase in loans	(38,613)	(181,561)
Proceeds from sales of other real estate and repossessed assets	399	1,795
Proceeds from dispositions and sales of premises and equipment	1,827	61
Purchases of premises and equipment	(4,166)	(3,899)
NET CASH USED IN INVESTING ACTIVITIES	(72,638)	(202,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	180,990	274,029
Decrease in federal funds purchased and securities sold under agreements to repurchase	(34,579)	(77,538)
Proceeds from other borrowings	46,260	39,437
Repayments of other borrowings	(89,353)	(46,700)
Exercise of stock options	307	307
Retirement of restricted stock	(654)	(759)
Dividends paid	(18,557)	(15,797)
NET CASH PROVIDED BY FINANCING ACTIVITIES	84,414	172,979
Net increase in cash and cash equivalents	73,359	37,303
Cash and cash equivalents, beginning of period	208,599	142,933
CASH AND CASH EQUIVALENTS, END OF PERIOD	$281,958	$180,236

	For the Nine Months Ended September 30,
(in thousands)	2019	2018

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$10,847	$4,614
Cash paid during the period for interest	46,532	25,748
Transfer of loans into other repossessed assets and other real estate owned	599	3,608
Initial recognition of operating lease right-of-use assets	18,651	—
Initial recognition of operating lease liabilities	20,203	—
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,767	—
Investment securities available for sale	22,734	—
Loans, including loans held for sale	426,118	—
Goodwill and other intangible assets, net	23,125	—
Other assets	9,304	—
Total non-cash assets acquired	483,048	—
Liabilities assumed:
Deposits	409,638	—
Other borrowings	40,957	—
Other liabilities	2,490	—
Total liabilities assumed	453,085	—
Common stock issued	$43,417	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2019 do not necessarily indicate the results that the Company will achieve for all of 2019.
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
As a result of new information obtained during the quarter ended September 30, 2019, about facts and circumstances that existed as of the acquisition date, the Company revised the estimated fair value on two Highlands branches acquired. The adjustment resulted in an increase in goodwill of $447,000.

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Highlands.

(in thousands)
Cash and cash equivalents	$13,454
Securities, available for sale	22,734
Federal Home Loan Bank stock	1,767
Loans held for sale	1,113
Loans	425,005
Premises and equipment	2,613
Goodwill	19,844
Identifiable intangible assets	3,728
Accrued interest receivable and other assets	6,244
Total assets acquired	496,502

Deposits	(409,638)
Other borrowings	(27,800)
Subordinated debt	(13,157)
Other liabilities	(2,490)
Total liabilities assumed	(453,085)
Net assets acquired	$43,417

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
Direct costs related to the acquisition were expensed as incurred. During the three and nine months ended September 30, 2019, the Company incurred $0 and $3.2 million of merger and acquisition integration-related expenses, respectively, which have been separately stated in the Company's Consolidated Statements of Income.

Supplemental Pro Forma Financial Information
The following table provides unaudited condensed pro forma financial information assuming that the Highlands acquisition had been completed as of January 1, 2019, for the nine months ended September 30, 2019 and as of January 1, 2018 for the nine months ended September 30, 2018. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired companies to the Company’s policies that may have occurred as a result of the integration and consolidation of Highlands' operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects. The Company has not provided separate information regarding revenue and earnings of Highlands since the acquisition because of the manner in which Highlands' branches and lending team were immediately merged into Lakeland’s branches and lending team making such information impracticable to provide.

	Pro Forma Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Net interest income	$146,633	$143,250
Provision for loan losses	1,044	4,219
Noninterest income	18,783	19,029
Noninterest expense	92,136	92,344
Net income	54,373	52,244
Earnings per share:
Fully diluted	$1.07	$1.03

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
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Deposit Related Fees and Charges:
Debit card interchange income	$1,429	$1,280	$4,059	$3,675
Overdraft charges	1,047	966	3,024	2,975
ATM service charges	226	220	626	627
Demand deposit fees and charges	124	119	389	398
Savings service charges	25	29	81	95
Total	2,851	2,614	8,179	7,770
Commissions and Fees:
Loan fees	303	267	1,182	952
Wire transfer charges	316	291	888	813
Investment services income	474	378	1,253	917
Merchant fees	202	199	586	589
Commissions from sales of checks	85	106	299	326
Safe deposit income	94	92	275	280
Other income	66	77	187	205
Total	1,540	1,410	4,670	4,082
Gains on Sales of Loans	486	484	1,285	1,030
Other Income:
Gains on customer swap transactions	730	319	1,585	1,178
Title insurance income	9	27	128	149
Other income	627	48	755	203
Total	1,366	394	2,468	1,530
Revenue not from contracts with customers	457	737	2,210	2,270
Total Noninterest Income	$6,700	$5,639	$18,812	$16,682
Timing of Revenue Recognition:
Products and services transferred at a point in time	6,224	4,883	16,546	14,356
Products and services transferred over time	19	19	56	56
Revenue not from contracts with customers	457	737	2,210	2,270
Total Noninterest Income	$6,700	$5,639	$18,812	$16,682

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income available to common shareholders	$18,874	$16,758	$51,957	$47,851
Less: earnings allocated to participating securities	156	153	443	440
Net income allocated to common shareholders	$18,718	$16,605	$51,514	$47,411
Weighted average number of common shares outstanding - basic	50,553	47,605	50,447	47,570
Share-based plans	141	183	148	194
Weighted average number of common shares outstanding - diluted	50,694	47,788	50,595	47,764
Basic earnings per share	$0.37	$0.35	$1.02	$1.00
Diluted earnings per share	$0.37	$0.35	$1.02	$0.99

There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2019 and 2018.
NOTE 5 – INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale and held to maturity investment securities are as follows:

	September 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$145,976	$846	$(492)	$146,330	$143,495	$—	$(2,568)	$140,927
Mortgage-backed securities, residential	471,178	4,171	(1,341)	474,008	434,208	779	(8,843)	426,144
Mortgage-backed securities, multifamily	50,164	818	(92)	50,890	21,087	67	(204)	20,950
Obligations of states and political subdivisions	43,338	726	(20)	44,044	45,951	140	(586)	45,505
Debt securities	5,000	133	—	5,133	5,000	92	—	5,092
	$715,656	$6,694	$(1,945)	$720,405	$649,741	$1,078	$(12,201)	$638,618

	September 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

HELD TO MATURITY
U.S. government agencies	$31,974	$234	$(18)	$32,190	$33,025	$—	$(677)	$32,348
Mortgage-backed securities, residential	81,503	823	(148)	82,178	75,859	169	(1,838)	74,190
Mortgage-backed securities, multifamily	1,775	15	(5)	1,785	1,853	—	(35)	1,818
Obligations of states and political subdivisions	29,363	468	(30)	29,801	37,909	113	(328)	37,694
Debt securities	6,500	41	—	6,541	5,000	—	(118)	4,882
	$151,115	$1,581	$(201)	$152,495	$153,646	$282	$(2,996)	$150,932

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of September 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$29,607	$29,610	$7,751	$7,751
Due after one year through five years	103,697	104,533	34,577	34,959
Due after five years through ten years	43,357	44,014	24,746	25,057
Due after ten years	17,653	17,350	763	765
	194,314	195,507	67,837	68,532
Mortgage-backed securities	521,342	524,898	83,278	83,963
Total securities	$715,656	$720,405	$151,115	$152,495

There were no sales of available for sale or held to maturity securities during the nine months ended September 30, 2019 and 2018.
Securities with a carrying value of approximately $576.2 million and $476.3 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following tables indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2019
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$5,180	$31	$56,134	$461	12	$61,314	$492
Mortgage-backed securities, residential	84,842	284	106,968	1,057	73	191,810	1,341
Mortgage-backed securities, multifamily	8,236	80	4,916	12	3	13,152	92
Obligations of states and political subdivisions	2,850	3	3,172	17	11	6,022	20
	$101,108	$398	$171,190	$1,547	99	$272,298	$1,945
HELD TO MATURITY
U.S. government agencies	$3,799	$6	$5,129	$12	2	$8,928	$18
Mortgage-backed securities, residential	3,984	6	13,516	142	14	17,500	148
Mortgage-backed securities, multifamily	—	—	1,007	5	1	1,007	5
Obligations of states and political subdivisions	—	—	5,170	30	1	5,170	30
	$7,783	$12	$24,822	$189	18	$32,605	$201

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2018
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$20,588	$216	$120,338	$2,352	27	$140,926	$2,568
Mortgage-backed securities, residential	10,119	58	316,851	8,785	139	326,970	8,843
Mortgage-backed securities, multifamily	1,977	2	12,911	202	4	14,888	204
Obligations of states and political subdivisions	1,289	2	26,522	584	50	27,811	586
	$33,973	$278	$476,622	$11,923	220	$510,595	$12,201
HELD TO MATURITY
U.S. government agencies	$—	$—	$32,348	$677	6	$32,348	$677
Mortgage-backed securities, residential	8,325	59	53,761	1,779	36	62,086	1,838
Mortgage-backed securities, multifamily	—	—	1,818	35	2	1,818	35
Obligations of states and political subdivisions	1,764	8	15,580	320	27	17,344	328
Debt securities	3,882	118	—	—	1	3,882	118
	$13,971	$185	$103,507	$2,811	72	$117,478	$2,996

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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $15.6 million and $15.9 million at September 30, 2019 and December 31, 2018, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. For the nine months ended September 30, 2019, the Company recorded proceeds from sales of equity securities of $1.2 million and recorded proceeds from sales of equity securities of $2.2 million for the nine months ended September 30, 2018. The Company recorded $525,000 in market value gains on equity securities in noninterest income for the nine months ended September 30, 2019, and $384,000 in market value losses on equity securities for the nine months ended September 30, 2018.
As of September 30, 2019, the market value of equity investments in other financial institutions was $1.8 million. The market value of the Community Reinvestment funds at September 30, 2019 was $13.7 million and includes $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2019, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds include $10.2 million that are primarily invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
NOTE 6 – LOANS AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2019	December 31, 2018

Commercial, secured by real estate	$3,442,973	$3,057,779
Commercial, industrial and other	391,486	336,735
Equipment finance	104,689	87,925
Real estate - residential mortgage	337,482	329,854
Real estate - construction	306,440	319,545
Home equity and consumer	342,928	328,609
Total loans	4,925,998	4,460,447
Less: deferred fees	(2,584)	(3,714)
Loans, net of deferred fees	$4,923,414	$4,456,733

At September 30, 2019 and December 31, 2018, home equity and consumer loans included overdraft deposit balances of $391,000 and $452,000, respectively. At September 30, 2019 and December 31, 2018, the Company had $1.35 billion and $1.16 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

Purchased Credit Impaired Loans
The following sets forth the carrying value of the purchased credit impaired ("PCI") loans acquired in mergers:

(in thousands)	September 30, 2019	December 31, 2018
Acquisition
Highlands	$11,627	$—
Pascack Community Bank ("Pascack")	122	157
Harmony Bank ("Harmony")	456	495
Total	$12,205	$652

The carrying value of loans acquired in the Highlands merger and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $13.8 million at acquisition on January 4, 2019.
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Balance, beginning of period	$1,191	$100	$81	$129
Acquisitions	—	—	1,431	—
Accretion	(306)	(58)	(687)	(145)
Net reclassification non-accretable difference	16	41	76	99
Balance, end of period	$901	$83	$901	$83

Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	September 30, 2019	December 31, 2018

Commercial, secured by real estate	$9,164	$7,192
Commercial, industrial and other	795	1,019
Equipment finance	271	501
Real estate - residential mortgage	3,250	1,986
Home equity and consumer	2,437	1,432
Total non-accrual loans	$15,917	$12,130
Other real estate and other repossessed assets	944	830
TOTAL NON-PERFORMING ASSETS	$16,861	$12,960
Troubled debt restructurings, still accruing	$5,029	$9,293

Non-accrual loans included $1.6 million and $3.6 million of troubled debt restructurings at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had $1.0 million and $1.5 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.

An age analysis of past due loans, excluding PCI loans which are accounted for on a pool basis, segregated by class of loans as of September 30, 2019 and December 31, 2018, is as follows:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
September 30, 2019
Commercial, secured by real estate	$4,800	$1,898	$7,124	$13,822	$3,422,449	$3,436,271	$—
Commercial, industrial and other	29	197	409	635	389,690	390,325	—
Equipment finance	41	93	271	405	104,284	104,689	—
Real estate - residential mortgage	1,217	166	2,904	4,287	332,798	337,085	—
Real estate - construction	694	—	—	694	302,322	303,016	—
Home equity and consumer	1,682	76	1,771	3,529	338,878	342,407	—
	$8,463	$2,430	$12,479	$23,372	$4,890,421	$4,913,793	$—
December 31, 2018
Commercial, secured by real estate	$1,477	$639	$2,080	$4,196	$3,052,931	$3,057,127	$—
Commercial, industrial and other	173	243	750	1,166	335,569	336,735	—
Equipment finance	533	13	501	1,047	86,878	87,925	—
Real estate - residential mortgage	743	111	1,776	2,630	327,224	329,854	—
Real estate - construction	—	—	—	—	319,545	319,545	—
Home equity and consumer	1,917	216	850	2,983	325,626	328,609	—
	$4,843	$1,222	$5,957	$12,022	$4,447,773	$4,459,795	$—

Impaired Loans
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings, but excludes PCI loans. Impaired loans as of September 30, 2019 and December 31, 2018 are as follows:

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2019
Loans without specific allowance:
Commercial, secured by real estate	$10,886	$11,457	$—	$10,399	$157
Commercial, industrial and other	628	617	—	1,341	13
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	1,678	1,672	—	75	—
Real estate - construction	—	—	—	—	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	2,934	3,162	201	4,088	128
Commercial, industrial and other	121	121	6	121	5
Equipment finance	25	25	11	25	2
Real estate - residential mortgage	686	855	3	698	15
Real estate - construction	—	—	—	—	—
Home equity and consumer	695	788	5	713	22
Total:
Commercial, secured by real estate	$13,820	$14,619	$201	$14,487	$285
Commercial, industrial and other	749	738	6	1,462	18
Equipment finance	25	25	11	25	2
Real estate - residential mortgage	2,364	2,527	3	773	15
Real estate - construction	—	—	—	—	—
Home equity and consumer	695	788	5	713	22
	$17,653	$18,697	$226	$17,460	$342

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
Loans without specific allowance:
Commercial, secured by real estate	$9,284	$9,829	$—	$7,369	$188
Commercial, industrial and other	1,151	1,449	—	1,834	19
Equipment finance	301	597	—	376	—
Real estate - residential mortgage	—	—	—	242	4
Real estate - construction	—	—	—	726	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	7,270	7,597	307	7,594	317
Commercial, industrial and other	209	209	7	209	12
Equipment finance	30	30	14	19	—
Real estate - residential mortgage	730	884	4	745	20
Real estate - construction	—	—	—	—	—
Home equity and consumer	727	765	6	898	32
Total:
Commercial, secured by real estate	$16,554	$17,426	$307	$14,963	$505
Commercial, industrial and other	1,360	1,658	7	2,043	31
Equipment finance	331	627	14	395	—
Real estate - residential mortgage	730	884	4	987	24
Real estate - construction	—	—	—	726	—
Home equity and consumer	727	765	6	898	32
	$19,702	$21,360	$338	$20,012	$592

Interest income recognized on impaired loans was $342,000 and $450,000 for the nine months ended September 30, 2019 and 2018, respectively. Interest that would have been accrued on impaired loans during the first nine months of 2019 and 2018 had the loans been performing under original terms would have been $703,000 and $842,000, respectively.
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

The following table shows the Company’s commercial loan portfolio as of September 30, 2019 and December 31, 2018, by the risk ratings discussed above (in thousands):

September 30, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$2,655	$—
2	—	17,865	—
3	71,581	34,392	—
4	910,695	91,329	18,871
5	2,245,570	208,024	273,997
5W - Watch	103,619	24,302	8,487
6 - Other assets especially mentioned	50,155	3,805	967
7 - Substandard	61,353	9,114	4,118
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,442,973	$391,486	$306,440

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$1,119	$—
2	—	18,462	—
3	69,995	36,367	—
4	933,577	91,145	17,375
5	1,910,423	168,474	297,625
5W - Watch	61,626	7,798	3,493
6 - Other assets especially mentioned	38,844	2,033	—
7 - Substandard	43,314	11,337	1,052
8 - Doubtful	—	—	—
9 - Loss	—	—	—
Total	$3,057,779	$336,735	$319,545

The risk rating tables above do not include residential mortgage loans, consumer loans, or equipment finance loans because they are evaluated on their payment status.

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended September 30, 2019
Beginning Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662
Charge-offs	(314)	(425)	—	—	—	(70)	(809)
Recoveries	72	32	—	55	39	68	266
Provision	672	218	55	(57)	(186)	(166)	536
Ending Balance	$28,525	$2,458	$1,110	$1,604	$2,561	$2,397	$38,655

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended September 30, 2018
Beginning Balance	$26,174	$2,012	$1,264	$1,585	$3,063	$2,506	$36,604
Charge-offs	(24)	(151)	(368)	(38)	—	(172)	(753)
Recoveries	135	177	2	2	4	76	396
Provision	1,361	(70)	(12)	(62)	(166)	(5)	1,046
Ending Balance	$27,646	$1,968	$886	$1,487	$2,901	$2,405	$37,293

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Nine Months Ended September 30, 2019
Beginning Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(501)	(610)	(380)	(50)	—	(197)	(1,738)
Recoveries	212	1,076	2	66	104	201	1,661
Provision	933	250	501	22	(558)	(104)	1,044
Ending Balance	$28,525	$2,458	$1,110	$1,604	$2,561	$2,397	$38,655

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Nine Months Ended September 30, 2018
Beginning Balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(256)	(1,452)	(463)	(131)	(248)	(416)	(2,966)
Recoveries	440	273	7	7	12	243	982
Provision	1,758	834	712	54	406	58	3,822
Ending Balance	$27,646	$1,968	$886	$1,487	$2,901	$2,405	$37,293

Loans receivable summarized by portfolio segment and impairment method are as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
September 30, 2019
Ending Balance: Individually evaluated for impairment	$13,820	$749	$25	$2,364	$—	$695	$17,653
Ending Balance: Collectively evaluated for impairment	3,422,451	389,576	104,664	334,721	303,016	341,712	4,896,140
Ending Balance: Loans acquired with deteriorated credit quality	6,702	1,161	—	397	3,424	521	12,205
Ending Balance (1)	$3,442,973	$391,486	$104,689	$337,482	$306,440	$342,928	$4,925,998

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2018
Ending Balance: Individually evaluated for impairment	$16,554	$1,360	$331	$730	$—	$727	$19,702
Ending Balance: Collectively evaluated for impairment	3,040,573	335,375	87,594	329,124	319,545	327,882	4,440,093
Ending balance: Loans acquired with deteriorated credit quality	652	—	—	—	—	—	652
Ending Balance (1)	$3,057,779	$336,735	$87,925	$329,854	$319,545	$328,609	$4,460,447

(1)	Excludes deferred fees
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
September 30, 2019
Ending Balance: Individually evaluated for impairment	$201	$6	$11	$3	$—	$5	$226
Ending Balance: Collectively evaluated for impairment	28,324	2,452	1,099	1,601	2,561	2,392	38,429
Ending Balance	$28,525	$2,458	$1,110	$1,604	$2,561	$2,397	$38,655

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2018
Ending Balance: Individually evaluated for impairment	$307	$7	$14	$4	$—	$6	$338
Ending Balance: Collectively evaluated for impairment	27,574	1,735	973	1,562	3,015	2,491	37,350
Ending Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $1.8 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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

The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial, secured by real estate	—	$—	$—	1	$1,175	$1,175
Home equity and consumer	2	83	83	—	—	—
	2	83	83	1	1,175	1,175

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial, secured by real estate	—	$—	$—	4	$3,002	$3,002
Commercial, industrial and other	—	—	—	1	950	950
Home equity and consumer	2	$83	$83	—	—	—
	2	$83	$83	5	$3,952	$3,952

The following table summarizes as of September 30, 2019 and 2018, loans that were restructured within the previous twelve months that have subsequently defaulted:

	September 30, 2019		September 30, 2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial, secured by real estate	—	$—	1	$171
Home equity and consumer	2	$83	—	$—
	2	$83	1	$171

Other Real Estate and Other Repossessed Assets
At September 30, 2019 and December 31, 2018, the Company had other real estate owned of $944,000 and $830,000, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $879,000 and $702,000 at September 30, 2019 and December 31, 2018, respectively. There were no balances of other repossessed assets at both September 30, 2019 and December 31, 2018.
NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. At September 30, 2019, the Company had lease liabilities totaling $19.5 million and right-of-use assets totaling $18.0 million related to these leases. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the nine months ended September 30, 2019, the weighted average remaining lease term for operating leases was 10.69 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.51%.

As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$819	$2,465
Short-term lease cost	—	—
Variable lease cost	32	100
Sublease income	(31)	(92)
Net lease cost	$820	$2,473

Rent expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $731,000 and $2.2 million, respectively.
The table below presents other information on the Company's operating leases for the nine months ended September 30, 2019:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,977
Right-of-use asset obtained in exchange for new operating lease liabilities	$765

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2019. At September 30, 2019, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2019 is as follows:

(in thousands)
Within one year	$3,186
After one year but within two years	2,923
After two year but within three years	2,533
After three year but within four years	2,124
After four year but within five years	2,066
After 5 years	11,028
Total undiscounted cash flows	23,860
Discount on cash flows	(4,351)
Total lease liability	$19,509

NOTE 8 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $45.5 million and $498,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution for September 30, 2019 and December 31, 2018.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2019, the Company did not record any hedge ineffectiveness. The Company recognized $334,000 and $227,000 of accumulated other comprehensive income that was reclassified into interest expense for the first nine months of 2019 and 2018, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $287,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$6,468	4.0	3.78%	1 Mo. LIBOR + 2.50%	$26
Customer interest rate swaps	424,321	9.8	4.36%	1 Mo. LIBOR + 1.96%	34,404
Interest rate swap (cash flow hedge)	30,000	1.8	1.10%	3 Mo. LIBOR	292
Classified in Other Liabilities:
Customer interest rate swaps	$6,468	4.0	3.78%	1 Mo. LIBOR + 2.50%	$(26)
3rd Party interest rate swaps	424,321	9.8	4.36%	1 Mo. LIBOR + 1.96%	(34,404)

December 31, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$5,329
Customer interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	5,707
Interest rate swap (cash flow hedge)	30,000	2.5	1.10%	3 Mo. LIBOR	1,099
Classified in Other Liabilities:
Customer interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13%	$(5,329)
3rd party interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05%	(5,707)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $156.3 million and $136.4 million at September 30, 2019 and December 31, 2018, respectively. The Company recorded $19.8 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.
The Company had core deposit intangibles of $4.6 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively. The Company recorded core deposit intangible of $3.7 million for the Highlands acquisition. The estimated future amortization expense for the remainder of 2019 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2019	$289
2020	1,025
2021	868
2022	711
2023	554
2024	425

NOTE 10 – BORROWINGS
At September 30, 2019, the Company had federal funds purchased and securities sold under agreements to repurchase of $155.0 million and $44.3 million, respectively, compared to $192.1 million and $41.8 million, respectively, at December 31, 2018. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of September 30, 2019, the Company had $49.2 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
NOTE 11 – SHARE-BASED COMPENSATION
The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2018 Omnibus Equity Incentive Plan and previously granted such awards under the 2009 Equity Compensation Program. The Company recognized share-based compensation expense on its restricted stock of $160,000 and $174,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was unrecognized compensation cost of $52,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.30 years. The Company recognized share based compensation expense of $1.7 million and $1.8 million on RSUs for the nine months ended September 30, 2019 and 2018, respectively. Unrecognized compensation expense related to RSUs was approximately $3.0 million as of September 30, 2019, and that cost is expected to be recognized over a period of 1.47 years. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2019.
In the first nine months of 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $208,000 over a one year period. In the first nine months of 2018, the Company granted 10,945 shares of restricted stock to non-employee directors at a grant date fair value of $20.55 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted with a compensation expense of $225,000 over such period.

The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2019	11,701	$20.18
Granted	13,052	15.96
Vested	(11,643)	20.24
Forfeited	—	—
Outstanding, September 30, 2019	13,110	$15.93

In the first nine months of 2019, the Company granted 141,059 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.62 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first nine months of 2019 is expected to average approximately $781,000 per year over a three year period. In the first nine months of 2018, the Company granted 151,733 RSUs under the Company’s 2009 Equity Compensation Program and 1,500 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $19.14 per share. Compensation expense on these RSUs is expected to average approximately $978,000 per year over a three year period.
The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2019	299,347	$16.60
Granted	141,059	16.62
Vested	(107,396)	12.20
Forfeited	(7,565)	17.86
Outstanding, September 30, 2019	325,445	$18.03

There were no grants of stock options in the first nine months of 2019 or 2018. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	67,488	$8.28	2.86	$440,483
Granted	—	—
Exercised	(34,727)	8.84
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2019	32,761	$7.70	0.81	$253,314
Options exercisable at September 30, 2019	32,761	$7.70	0.81	$253,314

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were 34,727 stock options exercised during the first nine months of 2019 and 34,728 stock options were exercised during the first nine months of 2018. The aggregate intrinsic value of stock options exercised during the first nine months of 2019 was $255,000 and resulted in $307,000 in cash receipts. For the nine months ended September 30, 2018, the intrinsic value of stock options exercised was $406,000 and the exercises resulted in cash receipts of $307,000.

NOTE 12 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	September 30, 2019			September 30, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains (losses) arising during period	$1,911	$(431)	$1,480	$(2,816)	$797	$(2,019)
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized gains (losses)	1,911	(431)	1,480	(2,816)	797	(2,019)
Unrealized (losses) gains on derivatives	(111)	33	(78)	9	(3)	6
Other comprehensive income (loss), net	$1,800	$(398)	$1,402	$(2,807)	$794	$(2,013)

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains (losses) arising during period	$15,872	$(4,253)	$11,619	$(12,521)	$3,080	$(9,441)
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized gains (losses)	15,872	(4,253)	11,619	(12,521)	3,080	(9,441)
Unrealized (losses) gains on derivatives	(807)	236	(571)	434	(92)	342
Other comprehensive income (loss), net	$15,065	$(4,017)	$11,048	$(12,087)	$2,988	$(9,099)

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$1,357	$410	$41	$1,808	$(12,697)	$1,198	$21	$(11,478)
Other comprehensive income (loss) before classifications	1,480	(78)	—	1,402	(2,019)	6	—	(2,013)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net current period other comprehensive income (loss)	1,480	(78)	—	1,402	(2,019)	6	—	(2,013)
Ending balance	$2,837	$332	$41	$3,210	$(14,716)	$1,204	$21	$(13,491)

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$(8,782)	$903	$41	$(7,838)	$(3,232)	$862	$21	$(2,349)
Adjustment for implementation of ASU 2016-01	—	—	—	—	(2,043)	—	—	(2,043)
Adjusted beginning balance	(8,782)	903	41	(7,838)	(5,275)	862	21	(4,392)
Other comprehensive income (loss) before classifications	11,619	(571)	—	11,048	(9,441)	342	—	(9,099)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net current period other comprehensive income (loss)	11,619	(571)	—	11,048	(9,441)	342	—	(9,099)
Ending balance	$2,837	$332	$41	$3,210	$(14,716)	$1,204	$21	$(13,491)

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2019, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2019
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$12,618	$133,712	$—	$146,330
Mortgage-backed securities	—	524,898	—	524,898
Obligations of states and political subdivisions	—	44,044	—	44,044
Debt securities	—	5,133	—	5,133
Total securities available for sale	12,618	707,787	—	720,405
Equity securities, at fair value	1,843	13,709	—	15,552
Derivative assets	—	34,722	—	34,722
Total Assets	$14,461	$756,218	$—	$770,679
Liabilities:
Derivative liabilities	$—	$34,430	$—	$34,430
Total Liabilities	$—	$34,430	$—	$34,430

December 31, 2018
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,920	$136,007	$—	$140,927
Mortgage-backed securities	—	447,094	—	447,094
Obligations of states and political subdivisions	—	45,505	—	45,505
Debt securities	—	5,092	—	5,092
Total securities available for sale	4,920	633,698	—	638,618
Equity securities, at fair value	2,731	13,190	—	15,921
Derivative assets	—	12,135	—	12,135
Total Assets	$7,651	$659,023	$—	$666,674
Liabilities:
Derivative liabilities	$—	$11,036	$—	$11,036
Total Liabilities	$—	$11,036	$—	$11,036

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
September 30, 2019
Assets:
Impaired loans	$—	$—	$17,653	$17,653
Loans held for sale	—	3,077	—	3,077
Properties held for sale	$—	$—	$1,836	$1,836
Other real estate owned and other repossessed assets	—	—	944	944

December 31, 2018
Assets:
Impaired loans	$—	$—	$19,702	$19,702
Loans held for sale	—	1,113	—	1,113
Other real estate owned and other repossessed assets	—	—	830	830

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
Properties held for sale contain two properties from the Highlands acquisition that the Company plans to sell. These properties are carried at fair value less estimated disposal costs of the acquired property. Fair value is based on current listing prices for these properties.
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
The estimation methodologies used, the estimated fair values and recorded book balances at September 30, 2019, and December 31, 2018, are outlined below.
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
The fair value of investment securities held to maturity is measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $902,000 in short-term municipal bond anticipation notes and $2.5 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019
Financial Assets:
Investment securities held to maturity	$151,115	$152,495	$—	$149,093	$3,402
Federal Home Loan Bank and other membership bank stocks	18,006	18,006	—	18,006	—
Loans, net	4,884,759	4,964,970	—	—	4,964,970
Financial Liabilities:
Certificates of deposit	913,213	913,550	—	913,550	—
Other borrowings	165,818	166,581	—	166,581	—
Subordinated debentures	118,211	116,160	—	—	116,160
December 31, 2018
Financial Assets:
Investment securities held to maturity	$153,646	$150,932	$—	$143,913	$7,019
Federal Home Loan Bank and other membership bank stocks	13,301	13,301	—	13,301	—
Loans, net	4,419,045	4,341,477	—	—	4,341,477
Financial Liabilities:
Certificates of deposit	757,038	750,801	—	750,801	—
Other borrowings	181,118	176,921	—	176,921	—
Subordinated debentures	105,027	102,497	—	—	102,497

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-13, an update to Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures. Among other provisions, the update removes requirements to disclose amounts of and reasons for transfers between Level 1 and Level 2 in the fair value hierarchy, and it modifies the disclosures regarding transfers in and out of Level 3 of the fair value hierarchy. The update requires a discussion regarding the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Because the Company does not typically have Level 3 fair value measurements, the update is not expected to have a material impact on the Company's financial statements.
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
In June 2016, the FASB issued Update 2016-13, Topic 326, Financial Instruments - Credit Losses, an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. In order to prepare for implementation of Update 2016-13, the Company formed a cross-functional working group under the direction of the Chief Risk Officer that is comprised of individuals from the credit, risk management, finance and project management areas for implementation of this update. Our implementation process included choosing a software and advisory service provider to aid in implementation. Part of the implementation process included making specific Topic 326 policy elections.
Our planned approach for estimated expected lifetime credit losses include the following key components for all loan portfolio segments: a) the calculation of a baseline lifetime loss by applying a segment-specific historical average annual loss rate, calculated using an open pool method, applied over the remaining life of each instrument; b) a single set of economic forecast inputs for the reasonable and supportable period; c) an initial reasonable and supportable forecast period, which reflects management's expectations of losses based on forward-looking economic scenarios over that time; d) baseline lifetime loss rates adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast period via a series of adjustment factors developed using a third-party developed and supported top-down statistical model suite that uses a set of relevant economic forecast inputs sourced from a leading global forecasting firm; e) a reversion period (after the reasonable and supportable forecast period) using a straight-line approach; f) a historical loss period which represents a full economic credit cycle (with the exception of equipment finance loans which will use a shorter time period due to circumstances unique to that segment); and g) expected prepayment rates estimated on more recent historical experience adjusted for refinance incentive, seasoning and burnout, as applicable.
Based on the above parameters, the software provider has completed configuration of the software platform, user access testing has been completed and the system has been moved to a production environment. The Company has completed preparation and validation of historical data for the software, consistent with the Company's selected methodology. Third-party macroeconomic models have been updated and integrated with the software platform. Metrics are being developed for the determination of reasonable and supportable forecast and reversion periods and prepayment speed estimates. The Company and software provider are beginning scenario analysis and sensitivity testing and expect to continue reviewing and fine tuning assumptions in the model based on results. The Company is still developing qualitative adjustments. The Company has engaged a third-party firm to conduct a review and validation of its methodology and models, which is in process. The Company is also developing its future process and governance structure to ensure Lakeland is prepared for adoption of the standard as of January 1, 2020. The adoption of this standard could have a material impact on the Company’s financial statements depending on the characteristics of the loan portfolio, as well as the current and forecasted economic conditions as of the date of adoption. The Company is currently in the process of evaluating the effects of the standard on its estimated credit losses. Adoption of the standard may materially increase volatility of the allowance for credit loss estimates and provisions in the future based on changes in economic conditions.
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
Financial Overview
During the first quarter of 2019 the Company completed the merger of Highlands Bancorp Inc. ("Highlands"), adding $496.5 million in total assets, including $426.1 million in total loans, including loans held for sale, and $409.6 million in total deposits. The Company's financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing periods.
For the third quarter of 2019, the Company reported net income of $18.9 million and earnings per diluted share of $0.37 compared to net income of $16.8 million and earnings per diluted share of $0.35 for the third quarter of 2018. For the third quarter of 2019, annualized return on average assets was 1.17%, annualized return on average common equity was 10.61% and annualized return on average tangible common equity was 13.74% compared to 1.19%, 11.02%, and 14.31%, respectively, for the third quarter of 2018.
For the nine months ended September 30, 2019 the Company reported net income of $52.0 million, a 9% increase compared to $47.9 million for the same period in 2018. For the nine months ended September 30, 2019, the Company reported earnings per diluted share of $1.02, compared to $0.99 earnings per diluted share reported for the first nine months of 2018. Excluding merger-related expenses pertaining to the Company’s January 2019 acquisition of Highlands of $2.4 million, tax-effected, net income for the nine months ended September 30, 2019 was $54.3 million, or $1.06 per diluted share. For the first nine months of 2019, annualized return on average assets was 1.11%, annualized return on average common equity was 10.07%, and annualized return on average tangible common equity was 13.11%. Excluding merger-related expenses these ratios were 1.16%, 10.53% and 13.70%, respectively.
Annualized net interest margin was 3.25% in the third quarter of 2019 compared to 3.32% in the third quarter of 2018.
Total loans, net of deferred fees, grew $466.7 million or 10%, to $4.92 billion during the first nine months of 2019 and included $425.0 million of Highlands loan balances.
Total deposits increased $589.9 million, or 13%, from December 31, 2018 to September 30, 2019, to $5.21 billion and included $409.6 million of Highlands deposit balances.
Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018
Net Income
Net income was $18.9 million, or $0.37 per diluted share, for the third quarter of 2019 compared to net income of $16.8 million, or $0.35 per diluted share, for the third quarter of 2018. Net interest income of $48.7 million for the third quarter of 2019 increased $5.1 million from the third quarter of 2018 as a result of the merger, organic growth and an increase in market interest rates.

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
Net interest income on a tax equivalent basis for the third quarter of 2019 was $48.8 million, compared to $43.7 million for the third quarter of 2018. The net interest margin decreased to 3.25% in the third quarter of 2019 from 3.32% in the third quarter of 2018 primarily as a result of an increase in the cost of interest-bearing liabilities, partially offset by an increase in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended September 30, 2019 and September 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$4,937,488	$58,563	4.71%	$4,296,244	$49,181	4.54%
Taxable investment securities and other	801,828	5,007	2.50%	731,510	4,141	2.26%
Tax-exempt securities	67,906	458	2.70%	79,707	540	2.71%
Federal funds sold (2)	140,423	695	1.98%	114,151	533	1.87%
Total interest-earning assets	5,947,645	64,723	4.32%	5,221,612	54,395	4.14%
Noninterest-earning assets:
Allowance for loan losses	(39,254)			(37,060)
Other assets	471,284			385,734
TOTAL ASSETS	$6,379,675			$5,570,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$494,377	$80	0.06%	$491,095	$74	0.06%
Interest-bearing transaction accounts	2,678,424	8,363	1.24%	2,319,863	5,178	0.89%
Time deposits	964,159	4,824	2.00%	789,691	3,177	1.61%
Borrowings	361,881	2,677	2.89%	328,179	2,229	2.66%
Total interest-bearing liabilities	4,498,841	15,944	1.41%	3,928,828	10,658	1.08%
Noninterest-bearing liabilities:
Demand deposits	1,100,413			999,217
Other liabilities	74,695			39,182
Stockholders' equity	705,726			603,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,379,675			$5,570,286
Net interest income/spread		48,779	2.91%		43,737	3.06%
Tax equivalent basis adjustment		97			113
NET INTEREST INCOME		$48,682			$43,624
Net interest margin (3)			3.25%			3.32%
(1)    Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)    Includes interest-bearing cash accounts.

(3)    Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased $10.3 million, or 19% from $54.4 million in the third quarter of 2018 to $64.7 million in the third quarter of 2019, as a result of higher volumes of interest earning assets primarily due to the Highlands acquisition. Also impacting the increase in interest income was an increase in the loan portfolio yield primarily resulting from the higher interest rate environment and higher accretion income on loans resulting from the Highlands acquisition. Average loans increased $641.2 million compared to the third quarter of 2018 while the yield on average loans increased 17 basis points to 4.71% in the third quarter of 2019 from the third quarter of 2018. Total average taxable investment securities increased $70.3 million to $801.8 million for the third quarter of 2019 from the third quarter of 2018, while average tax-exempt securities decreased $11.8 million to $67.9 million for the same periods. The yield on average taxable investment securities increased 24 basis points from the third quarter of 2018 to 2.50% for the third quarter of 2019, while the yield on average tax-exempt investment securities decreased one basis point to 2.70%.
Total interest expense of $15.9 million in the third quarter of 2019 was $5.3 million greater than the $10.7 million reported for the same period in 2018. Total average interest-bearing liabilities increased $570.0 million as a result of organic growth and the Highlands acquisition. The cost of average interest-bearing liabilities increased from 1.08% in the third quarter of 2018 to 1.41% in the third quarter of 2019. The increase in the cost of interest-bearing liabilities was due primarily to an increasingly competitive market for deposits resulting from a higher interest rate environment as well as an increase in the cost of borrowings. For the third quarter of 2019, the cost of interest-bearing transaction accounts and time deposits increased by 35 basis points and 39 basis points, respectively, when compared to the same period in 2018, due to a higher rate environment as well as the impact of money market deposit account promotions and higher rates offered on certificates of deposit.
Provision for Loan Losses
In determining the provision for loan losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and charge-offs and the results of independent third-party loan reviews.
In the third quarter of 2019, a $536,000 provision for loan loss was recorded, compared to $1.0 million for the same period last year. The Company charged off $809,000 and recovered $266,000 in the third quarter of 2019 compared to $753,000 and $396,000, respectively, in the third quarter of 2018. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
The Company recorded noninterest income of $6.7 million and $5.6 million in the third quarter of 2019 and 2018, respectively, an increase of $1.1 million, or 19%, from the prior year. Service charges on deposits increased $237,000 compared to the third quarter of 2018 due primarily to an increase in deposit accounts. Commissions and fees increased $131,000 compared to the third quarter of 2018 due primarily to increased investment services income, while income on bank owned life insurance decreased $436,000 due primarily to a death benefit received during the third quarter of 2018. Gains on equity securities was $72,000 in the third quarter of 2019 compared to losses of $439,000 during the same period in 2018. Other income increased $616,000 compared to the third quarter of 2018 due primarily to gains resulting from payoffs of purchased credit impaired loans and an increase in swap income during the third quarter of 2019.
Noninterest Expense
Noninterest expense in the third quarter of 2019 totaled $29.6 million compared to $27.8 million reported for the same quarter of 2018, an increase of $1.8 million or 6%. Salaries and employee benefits expense was $19.1 million for the third quarter of 2019, increasing $1.7 million, or 10%, from the same period last year, as a result of additions to staff from the merger, additions to support continued growth, normal merit increases and increases in benefits costs. Net occupancy expense increased $451,000 due primarily to a branch write-down and the addition of the Highlands branches. For the third quarters of 2019 and 2018, data processing expense was $1.2 million and $1.1 million, respectively, an increase of $165,000 compared to the prior year period due primarily to the continued expansion and improvement of the Company's digital infrastructure as well as increases related to the Highlands merger. In the third quarter of 2019, $420,000 in previously recorded FDIC expense was reversed due to assessment credits from the FDIC, resulting from the insurance fund reserve ratio exceeding the required level. The FDIC expense reversal resulted in a favorable variance of $820,000 compared to the same period in 2018.
The Company’s efficiency ratio, a non-GAAP financial measure, was 52.8% in the third quarter of 2019, compared to 56.0% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
(dollars in thousands)	2019	2018

Total noninterest expense	$29,563	$27,793
Amortization of core deposit intangibles	(288)	(142)
Noninterest expense, as adjusted	$29,275	$27,651

Net interest income	$48,682	$43,624
Noninterest income	6,700	5,639
Total revenue	55,382	49,263
Tax-equivalent adjustment on municipal securities	97	113
Total revenue, as adjusted	$55,479	$49,376
Efficiency ratio	52.8%	56.0%
Income Tax Expense
The effective tax rate in the third quarter of 2019 was 25.3% compared to 17.9% during the same period in 2018 as a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019, which resulted in increasing our annualized effective tax rate in 2019 to 24.7%.
Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018
Net Income
Net income was $52.0 million, or $1.02 per diluted share, for the first nine months of 2019 compared to net income of $47.9 million, or $0.99 per diluted share, for the first nine months of 2018. Net income increased primarily as a result of an increase in net interest income, which increased $17.1 million compared to the first nine months of 2018 resulting from growth in interest-earning assets and increases in loan yields, partially offset by an increase in interest-bearing liabilities and higher interest rates on deposits and borrowings.
Net Interest Income
Net interest income on a tax equivalent basis for the first nine months of 2019 was $146.8 million, compared to $129.7 million for the first nine months of 2018. The net interest margin of 3.35% in the first nine months of 2019 compared to 3.38% for the same period in 2018. The decrease in net interest margin resulted primarily from a 45 basis point increase in the cost of interest-bearing liabilities, partially offset by a 32 basis point increase in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the nine months ended September 30, 2019 and September 30, 2018 are computed on a tax equivalent basis using a tax rate of 21%.
.

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$4,908,952	$175,324	4.78%	$4,246,338	$142,384	4.48%
Taxable investment securities and other	788,736	14,865	2.51%	732,494	12,160	2.21%
Tax-exempt securities	72,104	1,475	2.73%	82,014	1,644	2.67%
Federal funds sold (2)	83,127	1,297	2.08%	65,831	844	1.71%
Total interest-earning assets	5,852,919	192,961	4.41%	5,126,677	157,032	4.09%
Noninterest-earning assets:
Allowance for loan losses	(39,985)			(36,458)
Other assets	460,926			382,782
TOTAL ASSETS	$6,273,860			$5,473,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$503,260	$253	0.07%	$491,810	$217	0.06%
Interest-bearing transaction accounts	2,599,004	23,742	1.22%	2,252,112	12,293	0.73%
Time deposits	938,751	13,531	1.92%	781,230	8,175	1.40%
Borrowings	396,897	8,639	2.87%	341,119	6,649	2.57%
Total interest-bearing liabilities	4,437,912	46,165	1.39%	3,866,271	27,334	0.94%
Noninterest-bearing liabilities:
Demand deposits	1,080,235			978,020
Other liabilities	66,175			35,257
Stockholders' equity	689,538			593,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,273,860			$5,473,001
Net interest income/spread		146,796	3.02%		129,698	3.15%
Tax equivalent basis adjustment		310			345
NET INTEREST INCOME		$146,486			$129,353
Net interest margin (3)			3.35%			3.38%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $157.0 million in the first nine months of 2018 to $193.0 million in the first nine months of 2019, an increase of $35.9 million, or 23%. The increase in interest income was primarily due to the same reasons discussed in the quarterly analysis. Average loans increased $662.6 million compared to the first nine months of 2018, while the yield on average loans at 4.78% in the first nine months of 2019 was 30 basis points higher than the same period in 2018. The yield on average taxable and tax-exempt investment securities increased 30 basis points and six basis points, respectively.
Total interest expense of $46.2 million in the first nine months of 2019 was $18.8 million greater than the $27.3 million reported for the same period in 2018. Total average interest-bearing liabilities increased $571.6 million, while the cost of average interest-bearing liabilities increased from 0.94% in the first nine months of 2018 to 1.39% in the first nine months of 2019. The increase in the balance and cost of interest-bearing liabilities was due primarily to the same reasons discussed in the quarterly analysis. The cost of interest-bearing transaction accounts and time deposits increased by 49 basis points and 52 basis points, respectively, while the cost of borrowings increased 30 basis points compared to the first nine months of 2018. Average time deposits increased from $781.2 million in the first nine months of 2018 to $938.8 million in the first nine months of 2019 primarily as a result of the Highlands acquisition and the Company's certificate of deposit promotion beginning in the last half of 2018.

Provision for Loan Losses
In the first nine months of 2019, a $1.0 million provision for loan losses was recorded, compared to $3.8 million for the same period last year. The Company charged off $1.7 million and recovered $1.7 million in the first nine months of 2019 compared to $3.0 million and $982,000, respectively, in the first nine months of 2018. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $18.8 million in the first nine months of 2019 increased by $2.1 million from $16.7 million in the first nine months of 2018. Noninterest income for the first nine months of 2019 included $525,000 in gains on equity securities compared to losses of $384,000 during the same period in 2018. Service charges on deposits increased $409,000 compared to the first nine months of 2018 due primarily to an increase in debit card income. Commissions and fees increased $586,000 compared to the first nine months of 2018, while income on bank owned life insurance decreased $493,000, both due to the same reasons discussed in the quarterly comparison. Gains on sales of loans increased $255,000 due to an increase in sales of mortgages. Other income increased $464,000 compared to the same period in 2018 due primarily to an increase in swap income in the first nine months of 2019.
Noninterest Expense
Noninterest expense in the first nine months of 2019 totaled $95.2 million, which was $12.7 million more than the $82.5 million reported for the first nine months of 2018 and includes $3.2 million in expenses related to the acquisition of Highlands. Salaries and employee benefits and net occupancy expense increased $6.8 million and $693,000, respectively, from the same period last year, due primarily to the same reasons discussed in the quarterly comparison. FDIC expense decreased $794,000 in the first nine months of 2019, while data processing expense increased $1.3 million, compared to the same period in 2018, both due to the same reasons mentioned in the quarterly analysis. Marketing expense increased $270,000 primarily due to advertising related to the merger with Highlands. The Company’s efficiency ratio, a non-GAAP financial measure, was 55.0% in the first nine months of 2019, compared to 56.1% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018

Total noninterest expense	$95,233	$82,504
Amortization of core deposit intangibles	(893)	(452)
Long Term Debt prepayment fee	(3,178)	—
Noninterest expense, as adjusted	$91,162	$82,052

Net interest income	$146,486	$129,353
Noninterest income	18,812	16,682
Total revenue	165,298	146,035
Tax-equivalent adjustment on municipal securities	310	345
Total revenue, as adjusted	$165,608	$146,380
Efficiency ratio	55.0%	56.1%
Income Tax Expense
The effective tax rate in the first nine months of 2019 was 24.7% compared to 19.9% during the same period last year as a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019 that provided guidance on which entities are to be included in the combined return.

Financial Condition
The Company’s total assets increased $686.4 million from December 31, 2018, to $6.49 billion at September 30, 2019. Total loans, net of deferred fees, were $4.92 billion, an increase of $466.7 million, or 10%, from $4.46 billion at December 31, 2018. Total deposits were $5.21 billion, an increase of $589.9 million, or 13%, from December 31, 2018.
With the completion of the Highlands merger in January 2019, the Company recorded the assets acquired and the liabilities assumed in the acquisition at their estimated fair values as of the acquisition date. Total assets acquired were $496.5 million, total loans and total deposits acquired were $426.1 million and $409.6 million, respectively.
Loans
Gross loans of $4.93 billion at September 30, 2019 increased $465.6 million from December 31, 2018, primarily in the commercial loans secured by real estate category which increased $385.2 million, or 13%, $332.8 million of which was from the Highlands acquisition. Commercial, industrial and other loans increased $54.8 million, or 16%, $44.7 million of which was from the Highlands acquisition. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $13.0 million at December 31, 2018 to $16.9 million at September 30, 2019. Non-accrual loans in the commercial loans secured by real estate, residential mortgages and home equity and consumer categories increased $2.0 million, $1.3 million and $1.0 million, respectively. The percentage of non-performing assets to total assets was 0.26% at September 30, 2019 compared to 0.22% at December 31, 2018. Non-accrual loans at September 30, 2019 included 2 loan relationships with a balance of $1 million or greater, totaling $5.8 million, and 4 loan relationships between $500,000 and $1.0 million, totaling $3.3 million. There were no loans past due ninety days or more and still accruing at September 30, 2019 and December 31, 2018.
Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. On September 30, 2019, the Company had $5.0 million in loans that were troubled debt restructurings and accruing interest income compared to $9.3 million at December 31, 2018. These loans are expected to be able to perform under the modified terms of the loan. On September 30, 2019, the Company had $1.6 million in troubled debt restructurings that were included in non-accrual loans compared to $3.6 million at December 31, 2018.
On September 30, 2019, the Company had $17.7 million in impaired loans (consisting primarily of non-accrual and restructured loans) compared to $19.7 million at year-end 2018. The Company also had purchased credit impaired loans from the Highlands, Pascack and Harmony acquisitions with carrying values of $11.6 million, $122,000 and $456,000, respectively, at September 30, 2019. For more information on impaired loans see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $226,000 of the allowance for loan losses has been allocated for impairment at September 30, 2019 compared to $338,000 at December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had $52.1 million and $41.8 million, respectively, in loans that were rated substandard that were not classified as non-performing or impaired.
There were no loans at September 30, 2019, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2018
Balance at the beginning of the year	$37,688	$35,455	$35,455
Loans charged off:
Commercial, secured by real estate	(501)	(256)	(421)
Commercial, industrial and other	(610)	(1,452)	(1,452)
Equipment finance	(380)	(463)	(507)
Real estate - mortgage	(50)	(131)	(131)
Real estate - construction	—	(248)	(248)
Home equity and consumer	(197)	(416)	(588)
Total loans charged off	(1,738)	(2,966)	(3,347)
Recoveries:
Commercial, secured by real estate	212	440	468
Commercial, industrial and other	1,076	273	317
Equipment finance	2	7	23
Real estate - mortgage	66	7	10
Real estate - construction	104	12	17
Home equity and consumer	201	243	332
Total recoveries	1,661	982	1,167
Net recoveries (charge-offs)	(77)	(1,984)	(2,180)
Provision for loan losses	1,044	3,822	4,413
Ending balance	$38,655	$37,293	$37,688

Net charge-offs as a percentage of average loans outstanding	—%	0.06%	0.05%
Allowance as a percentage of total loans outstanding	0.78%	0.86%	0.84%
Allowance as a percentage of non-accrual loans	242.85%	335.25%	310.70%
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
The overall balance of the allowance for loan losses of $38.7 million at September 30, 2019 increased $967,000 from December 31, 2018, an increase of 3%. The change in the allowance within loan segments during the two comparable periods captures changes in the non-performing loan and charge-off statistics and the level of loan growth.
Non-performing loans of $15.9 million at September 30, 2019 increased $3.8 million from December 31, 2018. The allowance for loan losses as a percent of total loans was 0.78% at September 30, 2019 compared to 0.84% at December 31, 2018. The reduction in the percentage of the allowance for loan losses as a percent of total loans was primarily due to the loans resulting from the Highlands acquisition which are accounted for under acquisition accounting and have no allowance for loan loss. Excluding the loans from prior acquisitions, the allowance as a percent of total loans would be 0.91% as of September 30, 2019. Management believes, based on appraisals and estimated selling costs that the majority of the Company's non-performing loans are adequately secured and reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at September 30, 2019.
Investment Securities
For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Investment securities totaled $871.5 million at September 30, 2019 and $792.3 million at December 31, 2018, increasing $79.3 million from year-end and includes $22.7 million acquired in the Highlands merger.
Deposits
Total deposits increased from $4.62 billion at December 31, 2018 to $5.21 billion at September 30, 2019, an increase of $589.9 million, or 13%, including $409.6 million acquired in the Highlands merger. Savings and interest-bearing transaction accounts and time deposits increased $282.9 million and $156.2 million, respectively. Noninterest-bearing deposits increased $150.9 million during the first nine months of 2019. The Highlands acquisition included $81.1 million, $196.2 million and $132.3 million in noninterest-bearing transaction accounts, savings and interest-bearing transaction accounts and time deposits, respectively.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.
Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $61.6 million for the first nine months of 2019 compared to $66.4 million for the same period in 2018.

•
Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2019, Lakeland’s deposits increased $180.3 million excluding the impact of the Highlands acquisition.

•
Sales of securities. At September 30, 2019 the Company had $720.4 million in securities designated “available for sale.” Of these securities, $497.0 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans can also be a source of liquidity.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $100.0 million in overnight borrowings from the FHLB on September 30, 2019. Lakeland also has overnight federal funds lines available for it to borrow up to $230.0 million, of which $55.0 million was outstanding at September 30, 2019. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2019.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2019 follows.
Cash and cash equivalents totaling $282.0 million on September 30, 2019 increased $73.4 million from December 31, 2018. Operating activities provided $61.6 million in net cash. Investing activities used $72.6 million in net cash, primarily reflecting an increase in loans and the purchase of securities. Financing activities provided $84.4 million in net cash primarily reflecting the net increase in deposits of $181.0 million partially offset by net repayments of other borrowings. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2019. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$23,860	$3,186	$5,456	$4,190	$11,028
Benefit plan commitments	5,413	396	793	804	3,420
Remaining contractual maturities of time deposits	913,213	740,850	157,133	15,230	—
Subordinated debentures	118,211	—	—	5,351	112,860
Loan commitments	1,092,208	799,743	148,322	26,480	117,663
Other borrowings	165,818	45,707	90,108	30,003	—
Interest on other borrowings*	47,619	9,777	1,546	12,974	23,322
Standby letters of credit	18,631	18,310	241	—	80
Total	$2,384,973	$1,617,969	$403,599	$95,032	$268,373
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.54%.
Capital Resources
Total stockholders’ equity increased to $713.2 million on September 30, 2019 from $623.7 million on December 31, 2018, an increase of $89.5 million. Book value per common share increased to $14.13 on September 30, 2019 from $13.14 on December 31, 2018. Tangible book value per share increased from $10.22 per share on December 31, 2018 to $10.94 per share on September 30, 2019, an increase of 7%. Please see “Non-GAAP Financial Measures” below. In addition to the equity acquired in the Highlands merger of $43.4 million, the increase in stockholders’ equity from December 31, 2018 to September 30, 2019 was primarily due to $52.0 million of net income and other comprehensive income of $11.0 million, which was partially offset by the payment of cash dividends on common stock of $18.6 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of September 30, 2019, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, occurring January 1, 2019. As of September 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.
The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
The Company	9.34%	9.39%	10.66%	10.62%	11.24%	11.27%	13.70%	13.71%
Lakeland Bank	10.12%	10.17%	12.19%	12.20%	12.19%	12.20%	12.97%	13.06%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	6.375%	8.50%	7.875%	10.50%	9.875%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its consolidated assets) for banks with assets of less than $10 billion. Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Calculation. Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9 percent ratio and if they hold 25 or less percent of assets in off-balance sheet exposures, and 5 percent or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a 2 quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule.

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

(dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$713,204	$623,739
Less:
Goodwill	156,277	136,433
Other identifiable intangible assets, net	4,602	1,768
Total tangible common stockholders’ equity at end of period - Non-GAAP	$552,325	$485,538
Shares outstanding at end of period	50,489	47,486
Book value per share - GAAP	$14.13	$13.14
Tangible book value per share - Non-GAAP	$10.94	$10.22

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$552,325	$485,538

Total assets at end of period	$6,492,474	$5,806,093
Less:
Goodwill	156,277	136,433
Other identifiable intangible assets, net	4,602	1,768
Total tangible assets at end of period - Non-GAAP	$6,331,595	$5,667,892
Common equity to assets - GAAP	10.99%	10.74%
Tangible common equity to tangible assets - Non-GAAP	8.72%	8.57%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$18,874	$16,758	$51,957	$47,851
Total average common stockholders’ equity	$705,726	$603,059	$689,538	$593,453
Less:
Average goodwill	155,835	136,433	154,531	136,433
Average other identifiable intangible assets, net	4,761	1,982	5,022	2,138
Total average tangible common stockholders’ equity - Non-GAAP	$545,130	$464,644	$529,985	$454,882
Return on average common stockholders’ equity - GAAP	10.61%	11.02%	10.07%	10.78%
Return on average tangible common stockholders’ equity - Non-GAAP	13.74%	14.31%	13.11%	14.06%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income - GAAP	$18,874	$16,758	$51,957	$47,851

Non-routine transactions, net of tax
Tax deductible merger related expenses	—	—	1,878	—
Non-tax deductible merger related expenses	—	—	491	—
Net effect of non-routine transactions	—	—	2,369	—

Net income available to common shareholders excluding non-routine transactions	$18,874	$16,758	$54,326	$47,851
Less: Earnings allocated to participating securities	156	153	443	440
Net Income, excluding non-routine transactions	$18,718	$16,605	$53,883	$47,411

Weighted average shares - Basic	50,553	47,605	50,447	47,570
Weighted average shares - Diluted	50,694	47,788	50,595	47,764

Basic earnings per share - GAAP	$0.37	$0.35	$1.02	$1.00
Diluted earnings per share - GAAP	$0.37	$0.35	$1.02	$0.99

Basic earnings per share, adjusted for non-routine transactions	$0.37	$0.35	$1.07	$1.00
Diluted earnings per share, adjusted for non-routine transactions (Core EPS)	$0.37	$0.35	$1.06	$0.99
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $195.8 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	(5.0)%	(5.0)%
September 30, 2019	(0.6)%	(0.7)%
December 31, 2018	(1.5)%	(0.7)%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%	(10.0)%
September 30, 2019	2.0%	1.5%	1.0%	(3.0)%	(3.5)%
December 31, 2018	0.6%	0.4%	0.3%	(2.5)%	(8.0)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2019 (the base case) was $850.3 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%
September 30, 2019	(4.5)%	(2.4)%	(0.6)%	(1.4)%	(5.8)%
December 31, 2018	(5.2)%	(3.3)%	(1.4)%	(0.2)%	(1.5)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 8, 2019