Form 10-K
period 2019-12-31
LAKELAND BANCORP INC
filed 2020-03-02
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019.
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $780,779,539, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of February 25, 2020, was 50,513,886.
DOCUMENTS INCORPORATED BY REFERENCE:
Lakeland Bancorp, Inc. Proxy Statement for its 2020 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.
Form 10-K Index

-i-

PART I
ITEM 1 - Business.
GENERAL
Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Lakeland currently operates 52 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and in Highland Mills, New York; six New Jersey regional commercial lending centers in Bernardsville, Iselin, Jackson, Montville, Teaneck and Waldwick; and one New York commercial lending center to serve the Hudson Valley region. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
The Company has grown through a combination of organic growth and acquisitions. Since 1998, the Company has acquired eight community banks with an aggregate asset total of approximately $2.28 billion, including its most recent acquisition of Highlands State Bank and its parent, Highlands Bancorp, Inc. ("Highlands Bancorp"), which was completed on January 4, 2019. All of the acquired banks have been merged into Lakeland and the acquired holding companies, if applicable, have been merged into the Company.
At December 31, 2019, Lakeland Bancorp had total consolidated assets of $6.7 billion, total consolidated deposits of $5.3 billion, total consolidated loans, net of the allowance for loan losses, of $5.1 billion and total consolidated stockholders’ equity of $725.3 million.
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
Commercial Bank Services
Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York and surrounding areas. In the lending area, these services include commercial real estate loans, commercial and industrial loans, short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans, small business administration (“SBA”) loans and merchant credit card services. Through Lakeland’s equipment financing division, the Company provides a financing solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.
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

Competition
Lakeland faces considerable competition in its market areas for deposits and loans from other depository institutions. Many of Lakeland’s depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than Lakeland and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, increased customer awareness of products and services and the availability of electronic services have forced banking institutions to diversify their services and become more cost-effective.
Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms, financial technology and other institutional lenders. Lakeland primarily competes for loan originations through its structuring of loan transactions and the overall quality of service it provides. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable. The Company expects that competition will continue in the future.
Concentration
The Company is not dependent on deposits or exposed by loan concentrations to a single customer or a few customers, the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.
Employees
At December 31, 2019, the Company had 692 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (the “SOA”) imposes a variety of corporate governance, accounting and corporate reporting obligations upon public companies, designed in general to promote corporate responsibility and to protect investors.
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

•	a prohibition on insider trading during pension plan blackout periods;

•	disclosure of off-balance sheet transactions;

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
If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Banking institutions that fail to maintain the minimum capital ratios, or that maintain the requisite minimum capital ratios but do so at a level below the minimum capital ratios plus the applicable capital conservation buffer, will face constraints on their ability to pay dividends. See “Capital Requirements” below.
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

In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Basel Rules”). The Basel Rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Lakeland Bancorp and Lakeland Bank, compared to prior U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.
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
The Basel Rules also require a “capital conservation buffer.” As of the full phase-in on January 1, 2019, Lakeland Bancorp and Lakeland Bank were required to maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, effectively resulting in the following minimum capital ratios on January 1, 2019:

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
Effective as of January 1, 2015, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. With the capital conservation buffer fully phased in as of January 1, 2019, the capital ratios applicable to depository institutions under the Basel Rules exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.
As of December 31, 2019, Lakeland Bancorp and Lakeland Bank met all capital requirements under the Basel Rules as then in effect, including the fully phased-in capital conservation buffer requirement.
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law in May 2018. The EGRRCPA, among other matters, amended the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's Tier 1 capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Rules calculations. Under the final rule, banks with less than $10 billion in assets may elect the Community Bank Leverage Ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. An eligible financial institution that opts into this new framework and then fails to satisfy this new framework after expiration of the grace period will then be required to satisfy the generally applicable capital requirements. Management is still reviewing the Community Bank Leverage Ratio framework, but does not expect that Lakeland Bancorp or Lakeland Bank will elect to use the Community Bank Leverage Ratio framework.
Volcker Rule
In December 2013, the Federal Reserve Board, the FDIC and several other governmental regulatory agencies issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act. The Volcker Rule prohibits a covered insured depository institution and its affiliates from (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. In 2019, the federal regulators jointly issued final rules to amend the Volcker Rule in a manner consistent with statutory amendments made pursuant to EGRRCPA, to exclude from the Volcker Rule's prohibitions and restrictions banking entities that have total consolidated assets equal to $10 billion or less and total trading assets and liabilities equal to 5% or less of total consolidated assets. The Company does not own any interests in any hedge funds or private equity funds that are designated “Covered Funds” under the Volcker Rule.

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
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. In March 2016, the FDIC adopted a rule that imposes a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge equals an annual rate of 4.5 basis points applied to the institution’s assessment base, with certain adjustments. When the Deposit Insurance Fund (DIF) Reserve Ratio is at or above 1.38% in a given quarter, credits will be applied to banks' assessment payments. The Company began receiving the Small Bank Assessment credit in the third quarter of 2019 and, as a result, made no FDIC assessment payments in the third and fourth quarter of 2019. The Company paid $908,000 in total FDIC assessments in 2019 and $1.6 million in 2018.
In addition to deposit insurance assessments, the FDIC was required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remained outstanding. The last of the remaining FICO bonds matured in September 2019 with the final FICO assessment collected in 2019. Lakeland paid FICO premiums of approximately $17,000 in 2019 and $149,000 in 2018.
The Dodd-Frank Act
The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to have a broad impact on the financial services industry as a result of significant regulatory and compliance changes, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Generally, the Dodd-Frank Act became effective the day after it was signed into law, but different effective dates applied to specific sections of the law.
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
The ability-to-repay and qualified mortgage ("QM") provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the "QM Rule") require creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise ("GSE"), Federal Housing Administration ("FHA") and Veterans Affairs ("VA") underwriting and eligibility guidelines may, for a period not to exceed seven years, meet the QM Rule definition without being subject to the 43 percent debt-to-income limits. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business or the housing markets in which we participate.
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

2018 Regulatory Reform
The EGRRCPA, enacted in May 2018, repeals or modifies certain provisions of the Dodd-Frank Act and eases certain regulations on smaller banks. Highlights of the EGRRCPA include, among other items: (i) simplifying capital calculations for eligible community banks that elect to opt into the new Community Bank Leverage Ratio framework; (ii) modifying risk weight exposures, allowing banks to classify certain credit facilities as regular commercial real estate exposures instead of high volatility commercial real estate exposures for purposes of calculating their risk-weighted capital requirements; (iii) expanding the definition of qualified mortgages which may be held in portfolio; and (iv) excluding from “banking entities” subject to the Volcker Rule certain firms that have total consolidated assets equal to $10 billion or less and total trading assets and liabilities equal to 5% or less of total consolidated assets. See “Capital Requirements” and “Volcker Rule” above.
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
Credit Risks
Our allowance for loan losses may not be adequate to cover actual losses.
Like all commercial banks, Lakeland Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. If our allowance for loan losses is not adequate to cover actual loan losses, we may be required to significantly increase future provisions for loan losses, which could materially and adversely affect our operating results. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan losses. While we believe that our allowance for loan losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan losses or that the regulators will not require us to increase this allowance. Future increases in our allowance for loan losses could materially and adversely affect our earnings and profitability.
A change in accounting standards, which is effective for the Company beginning January 1, 2020, could also cause an increase in Lakeland’s allowance for loan losses. In June 2016, the FASB issued an accounting standards update (ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments), pertaining to the measurement of credit losses on financial instruments ("CECL"). This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions, such as Lakeland, and other organizations will now use forward-looking information to better inform their credit loss estimates. The new standard will be mandatory for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will significantly affect how we determine our allowance for loan losses and will require us to increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.

On December 21, 2018, the banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule became effective on April 1, 2019. In October 2019, four federal banking agencies issued a request for comment on a proposed interagency policy statement on the new CECL methodology. The policy statement proposes to harmonize the agencies' policies on allowances for credit losses with the FASB's new accounting standards. Specifically the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining allowances for credit losses ("ACL") on financial assets measured at amortized cost, net investments in leases and certain off-balance sheet credit exposures; and (3) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The proposed policy statement would be effective at the time that each institution adopts the new standards required by FASB. Management is still evaluating whether it will choose the three-year phase-in option.
Based on an analysis performed on our loan portfolio as of December 31, 2019, we expect an increase in our allowance for loan losses (and our reserves for unfunded commitments) ranging from 10% to 25%. The final number will be dependent on the refinement of our overall methodology primarily related to our qualitative adjustments and purchased credit deteriorated loans, and certain assumptions, which we are currently finalizing and expect to be completed in the coming weeks. The increase will result in a one-time cumulative effect adjustment to our allowance for loan losses, and a corresponding decrease to retained earnings as of the January 1, 2020 effective date. Any future quarterly changes to our allowance will depend on the current state of the economy, forecasted macroeconomic conditions and the composition of our loan portfolio at the time.
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
The Bank’s total reported CLD loans represented 49% of total risk-based capital at December 31, 2019. The Bank’s total reported CRE loans to total capital was 431% at December 31, 2019, while the Bank’s CRE portfolio has increased by 49% over the preceding 36 months. The growth rate of the preceding 36 months included the acquisition of Highlands State Bank.
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
There is no assurance that in the future we will not exceed the levels set forth in the guidelines. Furthermore, the concentration of our commercial real estate portfolio could materially and adversely affect our business and operating results, including our overall profitability, and/or adversely impact the growth of our business, including the growth and composition of our overall loan portfolio.
Our mortgage banking operations expose us to risks that are different than the risks associated with our retail banking operations.
The Bank’s mortgage banking operations are dependent upon the level of demand for residential mortgages. During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues that may not exceed our fixed costs to run the business. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, a bank may be required to charge such shortfall to earnings.
In addition, the “ability to repay” and “Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act (as amended or supplemented to date, including by the EGRRCPA (see "2018 Regulatory Reform," above)), may expose the Company to greater losses, reduced volume and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.

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
Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A deterioration in economic conditions, particularly in the markets we lend in, could have the following consequences, any of which could materially adversely affect our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decrease; and

•	collateral for loans made by us may decline in value, in turn reducing the borrowing ability of our customers.
Deterioration in the real estate market, particularly in New Jersey and the metropolitan New York area, could adversely affect our business. A decline in real estate values in New Jersey and the metropolitan New York area would reduce our ability to recover on defaulted loans by selling the underlying real estate, which would increase the possibility that we may suffer losses on defaulted loans.
We may suffer losses in our loan portfolio despite our underwriting practices.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans that we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.
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
Public funds deposits are a significant source of funds for our lending and investment activities. The Company’s public funds deposits consist of deposits from local government entities, domiciled in the state of New Jersey, such as school districts, counties and other municipalities, and are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. In addition, Governor Phil Murphy of New Jersey has proposed the creation of a state-owned bank which would accept public revenues to be invested in New Jersey. A bill was introduced in the New Jersey legislature in January 2018 that calls for the establishment of such a state-run bank. The legislation remains pending, and while no assurance can be provided that such a bank will be created, to the extent that a state-run bank is established and accepts public revenues, the amount of the Company’s public funds deposits could be reduced, which could adversely affect our liquidity.
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
Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability. Competition for our deposits can increase significantly as a result of the interest rate environment.
The transition from LIBOR as a reference rate may adversely impact our net income.
In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, it is not possible to predict, at this time, whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become an accepted alternative to LIBOR, or what the effect of any such changes in views or alternative may be on the markets for LIBOR-indexed financial instruments.
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Declines in value may adversely impact our investment portfolio.
As of December 31, 2019, the Company had approximately $755.9 million and $124.0 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
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
The Company embarked on a digital strategy initiative in 2019, which impacts all operational areas of the Bank. There are no guarantees that enhancing the Company's digital capabilities will expand Lakeland's market presence as a community bank or result in an ability to better compete long-term in a fast-paced digital marketplace. In addition, the cost of implementation and the anticipated increase in revenue may not occur as expected.
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
As further described above under “Business-Supervision and Regulation-Capital Requirements,” banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The capital conservation buffer was fully phased in on January 1, 2019. In September 2019, the regulatory agencies adopted a final rule, effective January 1, 2020, creating a Community Bank Leverage Ratio framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The Community Bank Leverage Ratio Framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management is still reviewing the Community Bank Leverage Ratio framework, but does not expect that Lakeland Bancorp or Lakeland Bank will elect to use the framework.
Banking institutions which do not maintain capital in excess of the Basel Rule standards including the capital conservation buffer face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.
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
In addition, as described under “Business-Supervision and Regulation-Capital Requirements,” as a general matter, banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if Lakeland Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.
Strategic and External Risks
The effect of the Tax Cuts and Jobs Act and future tax reform is uncertain and may adversely affect our business.
It is now more than two years since the current Presidential administration and U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). As of year-end 2018, we had completed the process of determining the accounting under ASC Topic 740, Income Taxes, for the income tax effects of the Tax Act, as discussed in the related notes to the consolidated financial statements. The Company has therefore disclosed the impact that the Tax Act had on its financial position and the results of operations. However, additional technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.
While the decline in the federal corporate tax rate from 35% to 21% lowered the Company's income tax expense as a percent of its taxable income in 2019 and 2018, other provisions of the Tax Act or future tax reform could negatively impact certain balance sheet and tax positions taken by the Company. The Tax Act imposed higher limitations on the deductibility of interest and property tax expenses, which may have adversely impacted, and may continue to adversely impact, the property values of real estate used to secure loans and may have created, and may continue to create, an additional tax burden for many borrowers, particularly in high tax jurisdictions such as the State of New Jersey where the Company operates. These and other federal and state tax changes could significantly impact the financial health of our customers, potentially resulting, in among other things, an inability to repay loans or maintain deposits at the Bank. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.
The ultimate impact of any tax reform on our business, customers and shareholders is uncertain and could be adverse.

Recent New Jersey legislative changes may increase tax expense.
Legislation in New Jersey that was enacted in July 2018 increased our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1.0 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years ending on or after July 31, 2019, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, so we cannot yet fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.
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
We are required to test our goodwill at least annually. Our valuation methodology for assessing impairment requires management to consider a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations and our stock price.

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
ITEM 1B - Unresolved Staff Comments.
Not Applicable.
ITEM 2 – Properties.
Lakeland currently operates 52 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and in Highland Mills, New York; six New Jersey regional commercial lending centers in Bernardsville, Iselin, Jackson, Montville, Teaneck and Waldwick; and one New York commercial lending center to serve the Hudson Valley region. The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438.
The aggregate net book value of premises and equipment was $47.6 million at December 31, 2019. As of December 31, 2019, 28 of the Company’s facilities were owned and 35 were leased for various terms.

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

ITEM 3A - Information about our Executive Officers.
The following table sets forth the name and age of each current executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 62	2008
President and CEO of the Company and the Bank (April 2008 - Present); President and Chief Credit Officer (May 2007 - April 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 - May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division.

Thomas F. Splaine, Jr. Age 54	2016
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

Ronald E. Schwarz Age 65	2009
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

Paul Ho Sing Loy Age 59	2019
Executive Vice President and Chief Information Officer of the Company (January 2019 - Present); Executive Vice President and Chief Information Officer of the Bank (May 2017 - Present); Senior Vice President and Director of Business Solutions, Associated Bank (2012 - 2017); Delivery Manager for Systems in Motion, a technology outsourcing firm (2011 - 2012); Principal Consultant for Jordan Jaden Partners, a technology and management consulting firm (2003 - 2011); Senior IT positions at Wells Fargo, Bank of America and Citibank (1983 - 2003).

Ellen Lalwani Age 56	2018
Executive Vice President and Chief Banking Officer of the Company and the Bank (January 2020); Executive Vice President and Chief Retail Officer of the Company and the Bank (January 2018 - January 2020); Senior Vice President and Director of Retail Sales of the Bank (August 2008 - January 2018).

Timothy J. Matteson, Esq. Age 50	2008
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

James M. Nigro Age 52	2016
Executive Vice President, Chief Risk Officer of the Company (March 2016 - Present); Senior Vice President, Credit Risk Manager of The Provident Bank (December 2013 - March 2016); Senior Vice-President, Commercial Lending of Lakeland Bank (May 2013 - December 2013); Executive Vice President, Chief Lending Officer of Somerset Hills Bank (July 2001 - May 2013).

John F. Rath, III Age 61	2018
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
PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2019, there were approximately 3,058 shareholders of record of the common stock.
The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2014 and ending December 31, 2019 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.
 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2019

Company/Market/Peer Group	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Lakeland Bancorp, Inc.	$100.00	$103.90	$177.66	$178.99	$141.01	$170.54
NASDAQ Market Index	100.00	106.96	116.45	150.96	146.67	200.50
Regional Northeast Banks	100.00	104.61	145.41	152.23	132.88	160.72

The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2019.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	—	$—	—	2,524,458
November 1 to November 30, 2019	—	—	—	2,524,458
December 1 to December 31, 2019	—	—	—	2,524,458

(1)On October 24, 2019, the Company announced that its Board of Directors authorized a new share repurchase program. Under the repurchase program, the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. No shares were purchased by the Company pursuant to such share repurchase program or otherwise.

Item 6 - Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements included in Items 7 and 8 of this report. The selected financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	At or for the Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015

Income Statement
Interest income	$256,487	$213,121	$190,204	$163,296	$127,514
Interest expense	60,453	39,562	24,966	17,647	10,874
Net interest income	196,034	173,559	165,238	145,649	116,640
Provision for loan losses	2,130	4,413	6,090	4,223	1,942
Noninterest income excluding gains on investment securities and gain on debt extinguishment	26,300	22,893	22,911	20,960	19,090
Gains on sales of investment securities	—	—	2,524	370	241
Gain (loss) on equity securities	496	(583)	—	—	—
Gain on early debt extinguishment	—	—	—	—	1,830
Merger related expenses	3,178	464	—	4,103	1,152
Long-term debt prepayment fee	—	—	2,828	—	2,407
Noninterest expenses	123,578	110,703	101,706	95,814	83,652
Income before income taxes	93,944	80,289	80,049	62,839	48,648
Income tax provision	23,272	16,888	27,469	21,321	16,167
Net income	$70,672	$63,401	$52,580	$41,518	$32,481
Per-Share Data
Weighted average shares outstanding:
Basic	50,477	47,578	47,438	42,912	37,844
Diluted	50,642	47,766	47,674	43,114	37,993
Earnings per share:
Basic	$1.39	$1.32	$1.10	$0.96	$0.85
Diluted	$1.38	$1.32	$1.09	$0.95	$0.85
Cash dividend per common share	$0.49	$0.45	$0.40	$0.37	$0.33
Book value per common share	$14.36	$13.14	$12.31	$11.65	$10.57
Tangible book value per common share (1)	$11.18	$10.22	$9.38	$8.70	$7.62
Balance Sheet
Investment securities available for sale and other (4)	$794,878	$667,840	$658,711	$621,803	$456,436
Investment securities held to maturity	123,975	153,646	139,685	147,614	116,740
Loans, net of deferred fees	5,137,823	4,456,733	4,152,720	3,870,598	2,965,200
Goodwill and other identifiable intangible assets	160,591	138,201	138,795	139,091	111,519
Total assets	6,711,236	5,806,093	5,405,639	5,093,131	3,869,550
Total deposits	5,293,779	4,620,670	4,368,748	4,092,835	2,995,572
Total core deposits (2)	4,422,975	3,863,632	3,631,320	3,547,927	2,652,251
Term borrowings	284,036	286,145	296,913	365,650	303,143
Total stockholders’ equity	725,263	623,739	583,122	550,044	400,516
Performance Ratios
Return on average assets	1.12%	1.15%	1.00%	0.90%	0.89%
Return on average tangible common equity (1)	13.16%	13.78%	12.24%	12.19%	11.58%
Return on average equity	10.14%	10.59%	9.25%	8.75%	8.28%
Efficiency ratio (1)(3)	54.83%	56.09%	53.40%	56.74%	60.94%
Net interest margin (tax equivalent basis)	3.33%	3.36%	3.38%	3.41%	3.47%
Loans to deposits	97.05%	96.45%	95.06%	94.57%	98.99%
Capital Ratios
Common equity to asset ratio	10.81%	10.74%	10.79%	10.80%	10.35%
Tangible common equity to tangible assets (1)	8.62%	8.57%	8.44%	8.30%	7.69%
Tier 1 leverage ratio	9.41%	9.39%	9.12%	9.07%	8.70%
Tier 1 risk-based capital ratio	11.02%	11.27%	10.87%	10.85%	10.53%
Total risk-based capital ratio	13.40%	13.71%	13.40%	13.48%	11.61%
CET1 ratio	10.46%	10.62%	10.18%	10.11%	9.54%

1.	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.

2.	Core deposits represent all deposits with the exception of time deposits.

3.
Ratio represents noninterest expense, excluding long-term debt prepayment fee, merger related expenses and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus noninterest income.

4.	Includes investment in equity securities, Federal Home Loan Bank and other membership stock, at cost.

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
Statements Regarding Forward-Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and leasing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; and customers’ acceptance of Lakeland’s products and services.
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
Strategy
The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 52 banking offices located in Northern and Central New Jersey and Highland Mills, New York. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2019, the Company has acquired eight community banks with an aggregate asset total of approximately $2.28 billion at the date of the respective acquisitions, including the recent acquisition of Highlands Bancorp. On January 4, 2019, the Company completed its acquisition of Highlands Bancorp, Inc., with four branches and assets totaling approximately $496.5 million. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. The Company’s strategy is to continue growing both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.
The Company’s strategic aim is to provide an adequate return to its shareholders by focusing on profitable growth through services that meet the needs of its customers in its market areas. This will be accomplished by continuing to offer commercial and consumer loan, deposit and other financial product services in a changing economic and technological environment. The Company recognizes that there are more service delivery channels than the traditional branch office and has offered internet banking, mobile banking and cash management services to meet the needs of its business and consumer customers. In 2019, the Company embarked on a digital strategy initiative, impacting all operational areas of Lakeland. Enhancing the Company's digital capabilities will allow Lakeland to expand its market presence as a community bank, as well as compete long-term in a fast-paced digital marketplace.
The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For information on how interest rate change can influence the Company’s net interest income and how the Company manages its net interest income, see “Interest Rate Risk” in the discussion below.

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
The Company continues to control its expenses by continually reviewing its ongoing noninterest expense, including evaluating its salary expense, ongoing service contract expense, marketing expenses and other expenses. The Company also controls its expenses by leveraging its technology investments that maximize the efficient delivery of products and services to its customers, which allows it further to evaluate its infrastructure. Through this process, Lakeland has consolidated and closed branches in markets where it may have more branches than necessary, including three branches in each of 2018 and 2019 (including two of the four acquired Highlands branches), permitting it to expand and open two new branches in areas of opportunity. One branch was opened during 2017 located in Highland Mills, New York, to support the Hudson Valley Region and another during 2019 in Clifton, New Jersey, to support the Paterson and Passaic markets.
Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan loss is a significant estimate implicit in these financial statements and is described below. For additional accounting policies and detail, refer to Note 1 to the consolidated financial statements included in Item 8 of this report.
Allowance for loan losses. The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. In determining the allowance, we make significant estimates and judgments, and, therefore, have identified the allowance as a critical accounting policy. The allowance is established through a provision for loan losses charged against income. Loan principal considered to be uncollectible by management is charged against the allowance.
The allowance for loan losses has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
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
The methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for impaired loans, including purchase-credit impaired loans.

•
The establishment of reserves for pools of homogeneous loans not subject to specific review, including impaired loans under $500,000, equipment finance loans, 1 - 4 family residential mortgages, and consumer loans.

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

Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the shortfall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
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
Additionally, management determines the loss emergence periods for each loan segment, which are used to define loss migration periods and establish appropriate ranges for qualitative adjustments for each loan segment. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first partial or full loan charge-off) and is determined based upon a study of our past loss experience by loan segment. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.
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
Financial Overview
The year ended December 31, 2019 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Net income was $70.7 million, or $1.38 per diluted share, for the year ended December 31, 2019 compared to net income of $63.4 million, or $1.32 per diluted share, for 2018.

•
Excluding merger-related expenses pertaining to the Company’s January 2019 acquisition of Highlands Bancorp, Inc. ("Highlands") of $2.4 million, tax-effected, net income for the year ended December 31, 2019 was $73.0 million, or $1.43 per diluted share.

•
In 2019, return on average assets was 1.12%, return on average common equity was 10.14% and return on average tangible common equity was 13.16%. Excluding merger related expenses these ratios in 2019 were 1.16%, 10.48%, and 13.60%, respectively. This compared to 2018 ratios of return on average assets of 1.15%, return on average common equity of 10.59% and return on average tangible common equity of 13.78%.

•	Total loans increased by $681.1 million, or 15%, from December 31, 2018 to December 31, 2019, including $425.0 million from Highlands.

•	Total deposits increased $673.1 million, or 15%, from December 31, 2018 to December 31, 2019, including $409.6 million from Highlands.

•	The Company’s net interest margin was 3.33% for 2019 compared to 3.36% for 2018.

•
On January 4, 2019, the Company completed its acquisition of Highlands. This acquisition added $496.5 million in total assets. For more information, please see Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net Income
Net income for 2019 was $70.7 million, or $1.38 per diluted share, compared to net income of $63.4 million, or $1.32 per diluted share, in 2018. The major contributing factor to the increase in net income was an increase in net interest income of $22.5 million from 2018 to 2019 due primarily to an increase in average interest-earning assets resulting from the Highlands merger and organic growth. An increase in yield on interest-earning assets also contributed to the increase in net interest income, partially offset by an increase in the cost of interest-bearing liabilities.
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
Net interest income on a tax equivalent basis for 2019 was $196.4 million, compared to $174.0 million in 2018, resulting primarily from growth in average earning assets of $713.5 million. The net interest margin decreased from 3.36% in 2018 to 3.33% in 2019 primarily as a result of a 34 basis point increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities is primarily attributable to the rise in short-term market interest rates and increasing competition for deposits. The effect of the increase in the cost of funds on net interest income was partially mitigated by an increase in the yield on interest-earning assets of 24 basis points and an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $108.4 million. The components of net interest income is discussed in greater detail below.
Interest income and expense volume/rate analysis. The following table shows the impact that changes in average balances of the Company’s assets and liabilities and changes in average interest rates have had on the Company’s net interest income over the past three years. This information for 2019 and 2018 is presented on a tax equivalent basis assuming a 21% tax rate, while rates for 2017 is presented on a tax equivalent basis assuming a 35% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
(in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$30,622	$9,770	$40,392	$11,420	$9,381	$20,801
Taxable investment securities and other	1,488	1,524	3,012	655	1,068	1,723
Tax-exempt investment securities	(277)	25	(252)	(657)	(249)	(906)
Federal funds sold	114	47	161	(85)	764	679
Total interest income	31,947	11,366	43,313	11,333	10,964	22,297
INTEREST EXPENSE
Savings deposits	7	35	42	2	15	17
Interest-bearing transaction accounts	3,191	9,255	12,446	279	8,246	8,525
Time deposits	2,396	3,744	6,140	1,782	3,696	5,478
Borrowings	1,233	1,030	2,263	(377)	953	576
Total interest expense	6,827	14,064	20,891	1,686	12,910	14,596
NET INTEREST INCOME	$25,120	$(2,698)	$22,422	$9,647	$(1,946)	$7,701

The following table reflects the components of the Company’s net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for 2019 and 2018 are computed on a tax equivalent basis assuming a 21% tax rate, while rates for 2017 is computed on a tax equivalent basis assuming a 35% tax rate.

	2019			2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$4,938,298	$233,535	4.73%	$4,283,401	$193,143	4.51%	$4,024,257	$172,342	4.28%
Taxable investment securities and other	799,103	19,722	2.47%	736,241	16,710	2.27%	706,167	14,987	2.12%
Tax-exempt securities	70,271	1,911	2.72%	80,456	2,163	2.69%	104,267	3,069	2.94%
Federal funds sold (2)	87,997	1,720	1.95%	82,096	1,559	1.90%	92,295	880	0.95%
Total interest-earning assets	5,895,669	256,888	4.36%	5,182,194	213,575	4.12%	4,926,986	191,278	3.88%
Noninterest-earning assets:
Allowance for loan losses	(39,840)			(36,804)			(33,148)
Other assets	466,825			383,524			373,723
TOTAL ASSETS	$6,322,654			$5,528,914			$5,267,561
LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
Savings accounts	$500,650	$335	0.07%	$489,742	$293	0.06%	$486,821	$276	0.06%
Interest-bearing transaction accounts	2,653,404	31,157	1.17%	2,301,065	18,711	0.81%	2,241,259	10,186	0.45%
Time deposits	922,412	17,756	1.92%	778,180	11,616	1.49%	623,257	6,138	0.98%
Borrowings	385,365	11,205	2.87%	340,414	8,942	2.63%	357,978	8,366	2.34%
Total interest-bearing liabilities	4,461,831	60,453	1.35%	3,909,401	39,562	1.01%	3,709,315	24,966	0.67%
Noninterest-bearing liabilities:
Demand deposits	1,092,827			984,445			959,298
Other liabilities	70,959			36,541			30,268
Stockholders’ equity	697,037			598,527			568,680
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,322,654			$5,528,914			$5,267,561
Net interest income/spread		196,435	3.00%		174,013	3.11%		166,312	3.21%
Tax equivalent basis adjustment		401			454			1,074
NET INTEREST INCOME		$196,034			$173,559			$165,238
Net interest margin (3)			3.33%			3.36%			3.38%

(1)	Includes non-accrual loans, loans held for sale and deferred loan fees.

(2)	Includes interest-bearing cash accounts.

(3)	Net interest income on a tax equivalent basis divided by interest-earning assets.
Interest income on a tax equivalent basis increased from $213.6 million in 2018 to $256.9 million in 2019, an increase of $43.3 million, or 20%. The increase in interest income resulted from higher volumes of interest earning assets primarily due to the Highlands acquisition and organic growth. Also impacting the increase in interest income was an increase in the loan portfolio yield primarily resulting from the higher interest rate environment and accretion income on loans resulting from the Highlands acquisition. The average balance of loans increased $654.9 million compared to 2018, while the yield on average loans of 4.73% in 2019 was 22 basis points greater than 2018. The yield on average taxable investment securities increased 20 basis points, while the yield on tax-exempt investment securities increased three basis points compared to 2018.

Interest income on a tax equivalent basis increased from $191.3 million in 2017 to $213.6 million in 2018, an increase of $22.3 million, or 12%. The increase in interest income was primarily a result of organic growth in loans as well as an increase in interest rates caused by the increases in the federal funds rate and prime rate during 2018. The average balance of loans increased $259.1 million compared to 2017, while the yield on average loans of 4.51% in 2018 was 23 basis points greater than 2017. The yield on average taxable investment securities increased 15 basis points, while the yield on tax-exempt investment securities decreased 25 basis points compared to 2017. The decrease in yield on average tax-exempt investment securities was due primarily to a reduction in tax equivalent income resulting from the Tax Cuts and Jobs Act of 2017.
Total interest expense increased from $39.6 million in 2018 to $60.5 million in 2019, an increase of $20.9 million. Total average interest-bearing liabilities increased $552.4 million as a result of organic growth and the Highlands acquisition. The cost of average interest-bearing liabilities increased from 1.01% in 2018 to 1.35% in 2019 largely driven by competitive pressures and higher market interest rates. The cost of interest-bearing transaction accounts and time deposits increased by 36 basis points and 43 basis points, respectively, while the cost of borrowings increased 24 basis points compared to 2018. The increase in the cost of interest-bearing transaction accounts and time deposits compared to 2018 was a result of the higher rate environment as well as the impact of money market deposit account promotions and higher rates offered on certificates of deposit.
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
Provision for Loan Losses
In determining the provision for loan losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan reviews.
The provision for loan losses decreased from $4.4 million in 2018 to $2.1 million in 2019. The decreased provision during 2019 was primarily a result of net recoveries in 2019 compared to net charge-offs in 2018. For more information, please see the discussion under "Risk Elements" below.
The provision for loan and lease losses decreased from $6.1 million in 2017 to $4.4 million in 2018. The decreased provision during 2018 was primarily a result of continued low charge-offs and a reduction in non-accrual loans.
Noninterest Income
Noninterest income of $26.8 million in 2019 increased by $4.5 million compared to 2018. Included in noninterest income in 2019, was a $496,000 gain on equity securities compared to losses of $583,000 in 2018. In addition, swap income of $3.2 million increased $1.2 million compared to 2018 due primarily to increase in demand resulting from changes in the yield curve. Commissions and fees increased $688,000 compared to 2018 due primarily to an increase in investment services income and commercial loan fees, while service charges on deposit accounts increased $621,000 due primarily to deposit growth. Income on bank owned life insurance at $2.7 million decreased $516,000 compared to 2018 due primarily to higher insurance proceeds received in 2018. Other income of $1.2 million in 2019 was $1.0 million higher than 2018 due primarily to $1.2 million in gains during 2019 resulting from payoffs of purchased credit impaired loans. Noninterest income represented 12% of total revenue in 2019. Total revenue is defined as net interest income plus noninterest income.
Noninterest income of $22.3 million in 2018 decreased by $3.1 million compared to 2017. Included in noninterest income in 2018, was a $583,000 loss on equity securities compared to $2.5 million in gains on sales of investment securities in 2017. In 2018 there was a $561,000 loss on sales of premises and equipment compared to $838,000 in gains in 2017. Noninterest income in 2017 also included a $342,000 gain on the payoff of an acquired loan. Noninterest income for 2018 had increases in commissions and fees of $684,000 and an increase in income on bank owned life insurance of $902,000, which included death benefit income. Gains on sale of loans decreased $507,000 in 2018 compared to 2017, while swap income increased from $982,000 in 2017 to $2.0 million in 2018. Noninterest income represented 11% of total revenue in 2018.

Noninterest Expense
Noninterest expense in 2019 totaled $126.8 million, which was $15.6 million more than the $111.2 million reported for 2018 and includes $3.2 million in expenses related to the acquisition of Highlands compared to $464,000 in 2018. Salaries and employee benefits increased $8.7 million, from the same period last year, as a result of additions to staff from the merger, additions to support continued growth, normal merit increases and increases in benefits costs. Net occupancy expense increased $874,000 due primarily to a branch write-down and the addition of the Highlands branches. FDIC insurance expense decreased $1.2 million in 2019, compared to 2018 due to assessment credits from the FDIC, resulting from the insurance fund reserve ratio exceeding the required level. Marketing expense increased $508,000 primarily due to advertising in new locations as a result of the merger with Highlands, while data processing expense increased $1.3 million compared to the prior year period due primarily to the continued expansion and improvement of the Company's digital infrastructure as well as increases related to the Highlands merger. Other expenses increased $1.3 million due primarily to increased consulting expense and donations.
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
The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding long-term debt prepayment fees, merger related expenses and core deposit amortization) to total tax-equivalent revenue (excluding gains and/or losses on securities and gain and/or losses on debt extinguishment). In 2019, the Company’s efficiency ratio on a tax equivalent basis was 54.83% compared to 56.09% in 2018 and 53.40% in 2017.

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$126,756	$111,167	$104,534	$99,917	$87,211
Less:
Amortization of core deposit intangibles	(1,182)	(594)	(654)	(734)	(415)
Merger related expenses	(3,178)	(464)	—	(4,103)	(1,152)
Long-term debt prepayment fee	—	—	(2,828)	—	(2,407)
Noninterest expense, as adjusted	$122,396	$110,109	$101,052	$95,080	$83,237
Net interest income	$196,034	$173,559	$165,238	$145,649	$116,640
Noninterest income	26,796	22,310	25,435	21,330	21,161
Total revenue	222,830	195,869	190,673	166,979	137,801
Plus: Tax-equivalent adjustment on municipal securities	401	454	1,074	962	857
Less: Gains on sales of investment securities and debt extinguishment	—	—	(2,524)	(370)	(2,071)
Total revenue, as adjusted	$223,231	$196,323	$189,223	$167,571	$136,587
Efficiency ratio (Non-GAAP)	54.83%	56.09%	53.40%	56.74%	60.94%
Income Taxes
The Company’s effective income tax rate was 24.8%, 21.0% and 34.3%, in the years ended December 31, 2019, 2018 and 2017, respectively. The effective tax rate increase from 2018 to 2019 was primarily a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019 that provided guidance on which entities are to be included in the combined tax return. The effective tax rate decrease from 2017 to 2018 was primarily as a result of the change in tax rates resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the changes in New Jersey tax law during 2018.

Financial Condition
Total assets increased from $5.81 billion at December 31, 2018 to $6.71 billion at December 31, 2019, an increase of $905.1 million, or 16%. Loans, net of deferred fees, were $5.14 billion, an increase of $681.1 million, or 15%, from $4.46 billion at December 31, 2018. Total deposits were $5.29 billion, an increase of $673.1 million, or 15%, from December 31, 2018. Total assets at year-end 2018 increased $400.5 million, or 7%, from year-end 2017.
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
Gross loans of $5.14 billion increased by $680.5 million from December 31, 2018, primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate increased $531.8 million, or 17%, from December 31, 2018 to December 31, 2019, $332.8 million of which was from the Highlands acquisition. Commercial, industrial and other loans increased $95.2 million, or 28%, $44.7 million of which was from the Highlands acquisition. Additionally, equipment finance increased $23.2 million, or 26% during 2019. Gross loans of $4.46 billion at December 31, 2018 increased by $303.8 million from December 31, 2017, primarily in the commercial loans secured by real estate category.
The following table sets forth the classification of Lakeland’s gross loans by major category as of December 31 for each of the last five years:

	December 31,
(in thousands)	2019	2018	2017	2016	2015

Commercial, secured by real estate	$3,589,593	$3,057,779	$2,831,184	$2,556,601	$1,761,589
Commercial, industrial and other	431,934	336,735	340,400	350,228	307,044
Equipment finance	111,076	87,925	75,039	67,016	56,660
Real estate - residential mortgage	335,191	329,854	322,880	349,581	389,692
Real estate - construction	335,169	319,545	264,908	211,109	118,070
Home equity and consumer	337,977	328,609	322,269	339,360	334,891
Total loans	5,140,940	4,460,447	4,156,680	3,873,895	2,967,946
Deferred fees	(3,117)	(3,714)	(3,960)	(3,297)	(2,746)
Loans, net	$5,137,823	$4,456,733	$4,152,720	$3,870,598	$2,965,200
At December 31, 2019, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.
The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2019:

(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial, secured by real estate	$212,023	$729,850	$2,647,720	$3,589,593
Commercial, industrial and other	195,559	137,016	99,359	431,934
Real estate - construction	121,159	77,832	136,178	335,169
Total commercial loans	$528,741	$944,698	$2,883,257	$4,356,696
Predetermined rates	$117,766	$676,775	$292,143	$1,086,684
Floating or adjustable rates	410,975	267,923	2,591,114	3,270,012
Total commercial loans	$528,741	$944,698	$2,883,257	$4,356,696

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
The following schedule sets forth certain information regarding Lakeland’s non-accrual loans (including troubled debt restructurings that are on non-accrual) and past due loans and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Commercial, secured by real estate	$12,314	$7,192	$5,890	$10,413	$10,446
Commercial, industrial and other	1,539	1,019	184	167	103
Equipment finance	284	501	144	153	316
Real estate - residential mortgage	3,428	1,986	3,860	6,048	8,664
Real estate - construction	967	—	1,472	1,472	—
Home equity and consumer	2,606	1,432	2,105	2,151	3,167
Total non-accrual loans	21,138	12,130	13,655	20,404	22,696
Other real estate and other repossessed assets	563	830	843	1,072	983
Total non-performing assets	$21,701	$12,960	$14,498	$21,476	$23,679
Non-performing assets as a percentage of total assets	0.32%	0.22%	0.27%	0.42%	0.61%
Loans past due 90 days or more and still accruing	$—	$—	$200	$10	$331
Troubled debt restructurings, still accruing	$5,650	$9,293	$11,462	$8,802	$10,108
Non-accrual loans increased to $21.1 million on December 31, 2019 from $12.1 million at December 31, 2018 primarily in the commercial loans secured by real estate category, which increased $5.1 million due primarily to four loan relationships totaling $7.6 million. Additionally, residential mortgage and home equity and consumer non-accruals increased $1.4 million and $1.2 million, respectively, compared to December 31, 2018.
Non-accruals include four loan relationships between $500,000 and $1.0 million totaling $3.6 million, and five loan relationships exceeding $1.0 million totaling $9.4 million. All non-accrual loans are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $1.6 million and $3.6 million in troubled debt restructurings as of December 31, 2019 and 2018, respectively.
At December 31, 2019 and 2018, Lakeland had $5.7 million and $9.3 million, respectively, in loans that were restructured and still accruing. Restructured loans that are still accruing are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial difficulties of the borrower where the borrower has demonstrated the ability to repay based on the modified terms of the loan.
For 2019, the gross interest income that would have been recorded, had the loans classified at year-end as impaired been performing in conformance with their original terms, was approximately $1.0 million. The amount of interest income actually recorded on those loans for 2019 was $426,000. The resultant loss of $601,000 for 2019 compares with prior year losses of $505,000 for 2018 and $785,000 for 2017.

As of December 31, 2019, Lakeland had impaired loans totaling $22.1 million (consisting primarily of non-accrual and restructured loans), compared to $19.7 million at December 31, 2018. The valuation allowance of these loans is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $352,000 has been allocated to the allowance for loan losses for impairment at December 31, 2019 compared to $338,000 at December 31, 2018. At December 31, 2019, Lakeland also had $47.7 million in loans that were rated substandard that were not classified as non-performing or impaired compared to $41.8 million at December 31, 2018.
There were no additional loans at December 31, 2019, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
The following table sets forth for each of the five years ended December 31, 2019, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged off and the amount of loan recoveries:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Allowance balance, beginning of the year	$37,688	$35,455	$31,245	$30,874	$30,684
Loans charged off:
Commercial, secured by real estate	(544)	(421)	(762)	(410)	(1,821)
Commercial, industrial and other	(645)	(1,452)	(477)	(796)	(205)
Equipment finance	(414)	(507)	(305)	(366)	(548)
Real estate - residential mortgage	(50)	(131)	(441)	(1,103)	(375)
Real estate - construction	—	(248)	(609)	—	(20)
Home equity and consumer	(283)	(588)	(852)	(1,980)	(1,511)
Total loans charged off	(1,936)	(3,347)	(3,446)	(4,655)	(4,480)
Recoveries:
Commercial, secured by real estate	251	468	396	297	2,221
Commercial, industrial and other	1,100	317	172	202	183
Equipment finance	332	23	59	31	26
Real estate - residential mortgage	66	10	5	8	63
Real estate - construction	126	17	31	18	106
Home equity and consumer	246	332	903	247	129
Total recoveries	2,121	1,167	1,566	803	2,728
Net recoveries (charge-offs)	185	(2,180)	(1,880)	(3,852)	(1,752)
Provision for loan losses	2,130	4,413	6,090	4,223	1,942
Allowance balance, end of year	$40,003	$37,688	$35,455	$31,245	$30,874
Net charge-offs as a percentage of average loans outstanding	—%	0.05%	0.05%	0.11%	0.06%
Allowance as a percentage of year-end total loans outstanding	0.78%	0.84%	0.85%	0.81%	1.04%
Allowance as a percent of non-accrual loans	189.25%	310.70%	259.65%	153.13%	136.03%
The ratio of the allowance for loan losses to loans outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgments and Estimates – Allowance for Loan Losses.”

Non-accrual loans increased from $12.1 million on December 31, 2018 to $21.1 million on December 31, 2019 and the allowance for loan losses was 0.78% of total loans on December 31, 2019 compared to 0.84% of total loans on December 31, 2018. The reduction in the allowance for loan losses as a percent of total loans was primarily due to the addition of the loans from the Highlands acquisition, which we accounted for under acquisition accounting and have no allowance for loan losses. Excluding the loans from prior acquisitions, the allowance as a percentage of total loans was 0.88% at December 31, 2019. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at December 31, 2019.
The overall balance of the allowance for loan losses of $40.0 million at December 31, 2019 increased $2.3 million from December 31, 2018, an increase of 6%. The change of the allowance within segments of the loan portfolio reflects changes in the non-performing loans and charge-off statistics within each segment as well as the level of growth within each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.
The increase in the allowance from December 31, 2018 to December 31, 2019 within the commercial, secured by real estate segment and in the commercial, industrial and other segment reflects loan growth in these segments, as well as an increase in non-performing loans.
The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31,
	2019		2018		2017		2016		2015
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
(dollars in thousands)
Commercial, secured by real estate	$28,950	69.8%	$27,881	68.5%	$25,704	68.0%	$21,223	66.1%	$20,223	59.4%
Commercial, industrial and other	3,289	8.4%	1,742	7.5%	2,313	8.2%	1,723	9.0%	2,637	10.3%
Equipment finance	957	2.2%	987	2.0%	630	1.8%	548	1.7%	460	1.9%
Real estate - residential mortgage	1,725	6.5%	1,566	7.4%	1,557	7.8%	1,964	9.0%	2,588	13.1%
Real estate - construction	2,672	6.5%	3,015	7.2%	2,731	6.4%	2,352	5.4%	1,591	4.0%
Home equity and consumer	2,410	6.6%	2,497	7.4%	2,520	7.8%	3,435	8.8%	3,375	11.3%
	$40,003	100.0%	$37,688	100.0%	$35,455	100.0%	$31,245	100.0%	$30,874	100.0%
Investment Securities
The Company has classified its investment securities into the available for sale and held to maturity categories based on its intent and ability to hold the securities to maturity.
The Company early adopted ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, and reclassified securities with a book value of $20.8 million and an unrealized gain of $291,000 from held to maturity to securities available for sale during the fourth quarter of 2019.
The following table sets forth the carrying value of the Company’s investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Investment securities available for sale are stated at fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	December 31,
(in thousands)	2019	2018	2017

U.S. Treasury and U.S. government agencies	$166,982	$173,952	$180,670
Mortgage-backed securities, residential	578,108	502,003	469,245
Mortgage-backed securities, multifamily	50,935	22,803	12,034
Obligations of states and political subdivisions	72,182	83,414	94,638
Debt securities	11,668	10,092	11,144
	$879,875	$792,264	$767,731
In addition, the Company has an equity securities portfolio, which consists of investments in other financial institutions for market appreciation purposes and investments in community reinvestment funds, with a carrying value of $16.5 million, $15.9 million and $18.1 million, at December 31, 2019, 2018 and 2017, respectively.
The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following tables set forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2019, at book value:

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Available for Sale
U.S. Treasury and U.S. government agencies
Amount	$23,516	$74,638	$22,439	$15,054	$135,647
Yield	1.74%	1.91%	2.99%	2.92%	2.17%
Mortgage-backed securities, residential
Amount	3	5,218	64,308	432,350	501,879
Yield	5.62%	2.32%	2.15%	2.45%	2.41%
Mortgage-backed securities, multifamily
Amount	4,878	14,289	—	30,018	49,185
Yield	1.73%	2.80%	—%	2.94%	2.78%
Obligations of states and political subdivisions
Amount	6,270	31,973	21,778	—	60,021
Yield	2.65%	2.07%	2.17%	—%	2.17%
Debt securities
Amount	—	—	9,168	—	9,168
Yield	—%	—%	6.25%	—%	6.25%
Total securities
Amount	$34,667	$126,118	$117,693	$477,422	$755,900
Yield	1.91%	2.07%	2.63%	2.50%	2.42%

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Held to Maturity
U.S. Treasury and U.S. government agencies
Amount	$5,104	$23,030	$3,201	$—	$31,335
Yield	1.60%	2.04%	3.38%	—%	2.11%
Mortgage-backed securities, residential
Amount	—	116	1,759	74,354	76,229
Yield	—%	5.03%	2.17%	2.44%	2.44%
Mortgage-backed securities, multifamily
Amount	999	—	751	—	1,750
Yield	2.33%	—%	—%	—%	1.33%
Obligations of states and political subdivisions
Amount	2,217	8,072	1,114	758	12,161
Yield	2.26%	2.04%	2.21%	2.00%	2.09%
Debt securities
Amount	—	—	2,500	—	2,500
Yield	—%	—%	6.25%	—%	6.25%
Total securities
Amount	$8,320	$31,218	$9,325	$75,112	$123,975
Yield	1.86%	2.05%	3.51%	2.43%	2.38%
Other Assets
Assets included within "other assets" on the Company's balance sheet increased from $42.3 million at December 31, 2018 to $54.7 million at December 31, 2019 primarily due to a $15.8 million increase in swap assets.

Deposits
Total deposits increased from $4.62 billion at December 31, 2018 to $5.29 billion at December 31, 2019, an increase of $673.1 million, or 15%, including $409.6 million acquired in the Highlands merger. Noninterest-bearing deposits increased $173.9 million, or 18%, to $1.12 billion, while savings and interest-bearing transaction accounts and time deposits increased $385.4 million and $113.8 million, respectively. The Highlands acquisition included $81.1 million, $196.2 million and $132.3 million in noninterest-bearing transaction accounts, savings and interest-bearing transaction accounts and time deposits, respectively.
Total deposits increased from $4.37 billion at December 31, 2017 to $4.62 billion at December 31, 2018, an increase of $251.9 million, or 6%.
The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31,
	2019		2018		2017
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing demand deposits	$1,092,827	—%	$984,445	—%	$959,298	—%
Interest-bearing transaction accounts	2,653,404	1.17%	2,301,065	0.81%	2,241,259	0.45%
Savings	500,650	0.07%	489,742	0.06%	486,821	0.06%
Time deposits	922,412	1.92%	778,180	1.49%	623,257	0.98%
Total	$5,169,293	0.95%	$4,553,432	0.67%	$4,310,635	0.38%
As of December 31, 2019, the aggregate amount of outstanding time deposits issued in amounts of greater than $250,000, broken down by time remaining to maturity, was as follows:

(in thousands)
Within 3 months	$81,861
Over 3 through 6 months	60,350
Over 6 through 12 months	54,577
Over 12 months	21,872
Total	$218,660
Federal Home Loan Bank Advances and Other Borrowings
Lakeland may borrow from time to time from the Federal Home Loan Bank ("FHLB") and other correspondent banks as part of its overall funding and liquidity management program. The following tables provide a summary of the borrowings as of and for the years ended December 31, 2019, 2018 and 2017.

(dollars in thousands)	2019	2018	2017
Federal Funds Purchased
Balance at December 31,	$284,983	$192,064	$80,000
Weighted average interest rate at December 31,	1.85%	2.88%	1.71%
Average daily balance during the year	$52,421	$21,338	$13,264
Weighted average interest rate during the year	2.56%	2.03%	1.42%
Maximum amount outstanding at any month-end during the year	$385,000	$214,165	$168,784

(dollars in thousands)	2019	2018	2017
Securities Sold Under Agreements to Repurchase
Balance at December 31,	$43,675	$41,841	$44,936
Weighted average interest rate at December 31,	0.33%	0.26%	0.02%
Average daily balance during the year	$42,615	$32,435	$28,480
Weighted average interest rate during the year	0.30%	0.12%	0.03%
Maximum amount outstanding at any month-end during the year	$49,669	$50,526	$44,936
At December 31, 2019, 2018 and 2017, FHLB advances totaled $165.8 million with a weighted average interest rate of 2.24%, $181.1 million with a weighted average interest rate of 2.10% and $172.0 million with a weighted average interest rate of 1.69%, respectively. All advances mature within four years of December 31, 2019 and are secured by certain first mortgage loans.
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
In 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR over a five year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2019, the Company did not record any hedge ineffectiveness.
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
Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $87.1 million in 2019 compared to $79.4 million and $67.5 million in 2018 and 2017, respectively.

•
Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2019, Lakeland generated $263.4 million in deposit growth, excluding the impact of the Highlands acquisition, compared to $251.9 million in 2018.

•
Sales of securities and overnight funds. At year-end 2019, the Company had $755.9 million in securities designated “available for sale.” Of these securities, $520.3 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans can also be a source of liquidity to fund further loan growth.

•
Overnight credit lines. As a member of the Federal Home Loan Bank of New York (“FHLB”), Lakeland has the ability to borrow overnight and short term based on the market value of collateral pledged. Lakeland had $200.0 million in overnight and short term borrowings from the FHLB on December 31, 2019. Lakeland also has overnight federal funds lines available for it to borrow up to $230.0 million from correspondent banks. Lakeland had borrowings against these lines of $85.0 million at December 31, 2019. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2019.

•
Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires the Company to pledge additional collateral to meet that margin call. For more information regarding the Company’s borrowings, see Note 9 to the Consolidated Financial Statements.

Management and the Board of Directors monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $282.4 million on December 31, 2019, increased $73.8 million from December 31, 2018. Operating activities provided $87.1 million in net cash. Investing activities used $304.0 million in net cash, primarily reflecting an increase in loans. Financing activities provided $290.6 million in net cash primarily reflecting a net increase in deposits of $264.3 million, and an increase in federal funds purchased and securities sold under agreements to repurchase of $94.8 million, partially offset by dividends paid and net repayments of other borrowings of $24.9 million and $43.1 million, respectively.
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
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2019. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

	Payment Due Period
(in thousands)	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years

Minimum annual rentals or noncancellable operating leases	$24,010	$3,300	$5,683	$4,465	$10,562
Benefit plan commitments	5,314	397	793	798	3,326
Remaining contractual maturities of time deposits	870,804	715,060	146,178	9,478	88
Subordinated debentures	118,220	—	—	5,335	112,885
Loan commitments and lines of credit	1,086,522	753,101	150,143	81,705	101,573
Other borrowings	165,816	55,881	85,498	24,437	—
Interest on other borrowings (1)	58,529	9,436	15,816	12,451	20,826
Standby letters of credit	17,204	16,909	215	80	—
Total	$2,346,419	$1,554,084	$404,326	$138,749	$249,260

(1)	Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.49%.
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
The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Risk Committee. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee (the “ALCO”), consisting of the Chief Executive Officer, the Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, Chief Banking Officer, Chief Credit Officer, Chief Risk Officer and certain other senior officers. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2019 (the base case) is $201.8 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
December 31, 2019	(0.6)%	(0.7)%
December 31, 2018	(1.5)%	(0.7)%

The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%	(10.0)%
December 31, 2019	2.4%	1.7%	1.1%	(3.3)%	(4.6)%
December 31, 2018	0.6%	0.4%	0.3%	(2.5)%	(8.0)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2019 (the base case) was $873.0 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%
December 31, 2019	(4.8)%	(2.8)%	(0.9)%	(1.2)%	(5.2)%
December 31, 2018	(5.2)%	(3.3)%	(1.4)%	(0.2)%	(1.5)%
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
Capital Resources
Stockholders’ equity increased from $623.7 million on December 31, 2018 to $725.3 million on December 31, 2019. The increase in stockholders’ equity from December 31, 2018 to December 31, 2019 was primarily due to $70.7 million of net income and $43.4 million in equity acquired in the Highlands merger, partially offset by the payment of cash dividends on common stock of $24.9 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $13.14 on December 31, 2018 to $14.36 on December 31, 2019, primarily as a result of net income. Book value per common share was $12.31 on December 31, 2017. Tangible book value per share increased from $10.22 on December 31, 2018 to $11.18 on December 31, 2019. For more information see “Non-GAAP Financial Measures.”

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2019, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, with full phase-in completed on January 1, 2019. As of December 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.
The following table reflects capital ratios of the Company and Lakeland as of December 31, 2019 and 2018:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios	2019	2018	2019	2018	2019	2018	2019	2018
Company	9.41%	9.39%	10.46%	10.62%	11.02%	11.27%	13.40%	13.71%
Lakeland	10.16%	10.17%	11.89%	12.20%	11.89%	12.20%	12.67%	13.06%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	6.38%	8.50%	7.88%	10.50%	9.88%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Calculation. Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. Management is still reviewing the Community Bank Leverage Ratio framework, but does not expect that Lakeland Bancorp or Lakeland Bank will elect to use the Community Bank Leverage Ratio framework.
Non-GAAP Financial Measures
Calculation of Tangible Book Value Per Common Share

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Total common stockholders’ equity at end of period - GAAP	$725,263	$623,739	$583,122	$550,044	$400,516
Less:
Goodwill	156,277	136,433	136,433	135,747	109,974
Other identifiable intangible assets, net	4,314	1,768	2,362	3,344	1,545
Total tangible common stockholders’ equity at end of period - Non-GAAP	$564,672	$485,538	$444,327	$410,953	$288,997
Shares outstanding at end of period	50,498	47,486	47,354	47,223	37,906
Book value per share - GAAP	$14.36	$13.14	$12.31	$11.65	$10.57
Tangible book value per share - Non-GAAP	$11.18	$10.22	$9.38	$8.70	$7.62

Calculation of Tangible Common Equity to Tangible Assets

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Total tangible common stockholders’ equity at end of period - Non-GAAP	$564,672	$485,538	$444,327	$410,953	$288,997
Total assets at end of period - GAAP	$6,711,236	$5,806,093	$5,405,639	$5,093,131	$3,869,550
Less:
Goodwill	156,277	136,433	136,433	135,747	109,974
Other identifiable intangible assets, net	4,314	1,768	2,362	3,344	1,545
Total tangible assets at end of period - Non-GAAP	$6,550,645	$5,667,892	$5,266,844	$4,954,040	$3,758,031
Common equity to assets - GAAP	10.81%	10.74%	10.79%	10.80%	10.35%
Tangible common equity to tangible assets - Non-GAAP	8.62%	8.57%	8.44%	8.30%	7.69%

Calculation of Return on Average Tangible Common Equity
	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Net income - GAAP	$70,672	$63,401	$52,580	$41,518	$32,481
Total average common stockholders’ equity - GAAP	$697,037	$598,527	$568,680	$474,540	$392,221
Less:
Average goodwill	154,971	136,433	136,095	130,689	109,974
Average other identifiable intangible assets, net	4,883	2,064	2,847	3,225	1,759
Total average tangible common stockholders’ equity - Non-GAAP	$537,183	$460,030	$429,738	$340,626	$280,488
Return on average common stockholders’ equity - GAAP	10.14%	10.59%	9.25%	8.75%	8.28%
Return on average tangible common stockholders’ equity - Non-GAAP	13.16%	13.78%	12.24%	12.19%	11.58%

Reconciliation of Net Income
	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018

Net income - GAAP	$70,672	$63,401

NON-ROUTINE TRANSACTIONS, NET OF TAX
Tax deductible merger-related expenses	1,878	84
Non-tax deductible merger-related expenses	491	345
Net effect of non-routine transactions	2,369	429

Net income available to common shareholders excluding non-routine transactions	73,041	63,830
Less: Earnings allocated to participating securities	(596)	(582)
Net Income, excluding non-routine transactions	$72,445	$63,248

Weighted average shares - Basic	50,477	47,578
Weighted average shares - Diluted	50,642	47,766

Basic earnings per share - GAAP	$1.39	$1.32
Diluted earnings per share - GAAP	$1.38	$1.32

Basic earnings per share, adjusted for non-routine transactions	$1.44	$1.33
Diluted earnings per share, adjusted for non-routine transactions (Core EPS)	$1.43	$1.32

Return on average assets - GAAP	1.12%	1.15%
Return on average assets, adjusted for non-routine transactions	1.16%	1.15%

Return on average common stockholders' equity - GAAP	10.14%	10.59%
Return on average common stockholders' equity, adjusted for non-routine transactions	10.48%	10.66%

Return on average tangible common stockholders' equity - Non-GAAP	13.16%	13.78%
Return on average tangible common stockholders' equity - Non-GAAP, adjusted for non-routine transactions	13.60%	13.88%
Recent Accounting Pronouncements
In January 2020, the Financial Accounting Standards Board ("FASB") issued Update 2020-01, an update to Topic 321, Investments, Topic 323, Joint Ventures and Topic 815, Derivatives and Hedging. The update clarifies the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting in accordance with Topic 321. In addition, the update clarifies scope considerations for forward contracts and purchased options on certain securities. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the update to have a material impact on the Company's financial statements.
In December 2019, FASB issued Update 2019-12, an update to Topic 740, Income Taxes, as part of an initiative to reduce complexity in accounting standards for income taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect the update to have a material impact on the Company's financial statements.
In August 2018, the FASB issued Update 2018-13, an update to Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures. Among other provisions, the update removes requirements to disclose amounts of and reasons for transfers between Level 1 and Level 2 in the fair value hierarchy, and it modifies the disclosures regarding transfers in and out of Level 3 of the fair value hierarchy. The update requires a discussion regarding the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Because the Company does not typically have Level 3 fair value measurements, the update is not expected to have a material impact on the Company's financial statements.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019.
Subsequent to year-end, we adopted Topic 326 as of January 1, 2020, using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments: a) the calculation of a baseline lifetime loss by applying a segment-specific historical average annual loss rate, calculated using an open pool method, applied over the remaining life of each instrument; b) a single set of economic forecast inputs for the reasonable and supportable period; c) an initial reasonable and supportable forecast period, which reflects management's expectations of losses based on forward-looking economic scenarios over that time; d) baseline lifetime loss rates adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast period via a series of adjustment factors developed using a third-party developed and supported top-down statistical model suite that uses a set of relevant economic forecast inputs sourced from a leading global forecasting firm; e) a reversion period (after the reasonable and supportable forecast period) using a straight-line approach; f) a historical loss period which represents a full economic credit cycle (with the exception of equipment finance loans which will use a shorter time period due to circumstances unique to that segment); and g) expected prepayment rates estimated on more recent historical experience adjusted for refinance incentive, seasoning and burnout, as applicable. Based on several analyses performed in the third and fourth quarters of 2019, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions as of year-end, we currently expect the adoption of ASU 2016-13 will result in a combined 10% to 25% increase in our allowance for loan losses and our reserves for unfunded commitments. As we are currently finalizing the execution of our implementation controls and processes, the review of our most recent model run and assumptions including qualitative adjustments and purchased credit-deteriorated loans, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from our current expectation. The expected increase in the allowance for loan losses and reserve for unfunded commitments is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

Quarterly Financial Data
The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of non-recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter Ended
(in thousands, except per share amounts	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Total interest income	$63,177	$64,848	$64,626	$63,836
Total interest expense	14,571	15,650	15,944	14,288
Net interest income	48,606	49,198	48,682	49,548
Provision for loan losses	508	—	536	1,086
Noninterest income	5,723	6,389	6,700	7,984
Merger related expenses	2,860	318	—	—
Core deposit intangible amortization	304	301	288	289
Noninterest expense	30,820	31,067	29,275	31,234
Income before taxes	19,837	23,901	25,283	24,923
Income taxes	4,211	6,444	6,409	6,208
Net income	$15,626	$17,457	$18,874	$18,715
Earnings per share of common stock
Basic	$0.31	$0.34	$0.37	$0.37
Diluted	0.31	$0.34	0.37	0.37

	Quarter Ended
(in thousands, except per share amounts	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Total interest income	$50,145	$52,260	$54,282	$56,434
Total interest expense	7,909	8,767	10,658	12,228
Net interest income	42,236	43,493	43,624	44,206
Provision for loan losses	1,284	1,492	1,046	591
Noninterest income	5,334	5,709	5,639	5,628
Merger related expenses	—	—	—	464
Core deposit intangible amortization	157	153	142	142
Noninterest expense	26,980	27,421	27,651	28,057
Income before taxes	19,149	20,136	20,424	20,580
Income taxes	3,894	4,298	3,666	5,030
Net income	$15,255	$15,838	$16,758	$15,550
Earnings per share of common stock
Basic	$0.32	$0.33	$0.35	$0.32
Diluted	0.32	$0.33	0.35	0.32
Item 7A - Quantitative and Qualitative Disclosures About Market Risk.
See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8 - Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan and lease losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to loans collectively evaluated for impairment (”collective reserve”) was $39.7 million of a total ALLL of $40.0 million as of December 31, 2019. The Company estimated the collective reserve using a historical loss migration methodology that estimates the historical loss rates. Such loss rates are adjusted to reflect current conditions through the use of qualitative adjustments.
We identified the assessment of the collective reserve as a critical audit matter because it involved complex and subjective auditor judgment. Specifically, complex and subjective auditor judgment is required to assess the (1) methodologies used to derive the historical loss rates, (2) key assumptions including the loss migration periods and loss emergence periods, (3) development and evaluation of qualitative adjustments, and (4) internal risk ratings assigned to commercial loans.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s collective reserve process, including controls related to the (1) development and approval of the collective reserve methodology and key assumptions, (2) periodic testing of internal risk ratings for commercial loans, and (3) determination of the qualitative adjustments. We tested the relevance of sources of internal and external data and key assumptions, including (1) the loss migration period, by evaluating if the loss data in the loss migration period is representative of the credit characteristics of the current portfolio and the sufficiency of loss data within the loss migration period, and (2) the loss emergence period, by evaluating the methodology used to develop the loss emergence period assumptions and testing observable loss data. We tested the qualitative framework and related adjustments by:

–	assessing the maximum qualitative factor adjustment based on the highest losses during the loss migration period,

–	evaluating the metrics, including the relevance of sources of data and assumptions, used to allocate the qualitative factor adjustments, and

–	analyzing the determination of each qualitative factor adjustment.

We involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating the:

–	Company’s collective reserve methodology for compliance with U.S. generally accepted accounting principles,

–
loss migration period, by evaluating the methodology used to determine the historical loss rates in the loss migration period, and the loss emergence period, by evaluating the methodology used to develop the loss emergence period assumptions,

–	framework used to develop the resulting qualitative adjustments and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends, and

–	internal risk ratings for commercial loans, by evaluating the financial performance of the borrower and the underlying collateral.

We evaluated trends in the collective reserve, including the qualitative factor adjustments, for consistency with trends in loan portfolio and credit performance.

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2020

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2019	2018
ASSETS
Cash	$275,794	$205,199
Interest-bearing deposits due from banks	6,577	3,400
Total cash and cash equivalents	282,371	208,599
Investment securities, available for sale, at fair value	755,900	638,618
Equity securities, at fair value	16,473	15,921
Investment securities, held to maturity, at amortized cost with fair value of $124,904 at December 31, 2019 and $150,932 at December 31, 2018	123,975	153,646
Federal Home Loan Bank and other membership stock, at cost	22,505	13,301
Loans held for sale	1,743	1,113
Loans, net of deferred fees	5,137,823	4,456,733
Allowance for loan losses	(40,003)	(37,688)
Net loans	5,097,820	4,419,045
Premises and equipment, net	47,608	49,175
Operating lease right-of-use assets	18,282	—
Accrued interest receivable	16,832	16,114
Goodwill	156,277	136,433
Other identifiable intangible assets	4,314	1,768
Bank owned life insurance	112,392	110,052
Other assets	54,744	42,308
TOTAL ASSETS	$6,711,236	$5,806,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,124,121	$950,218
Savings and interest-bearing transaction accounts	3,298,854	2,913,414
Time deposits $250 thousand and under	652,144	589,737
Time deposits over $250 thousand	218,660	167,301
Total deposits	5,293,779	4,620,670
Federal funds purchased and securities sold under agreements to repurchase	328,658	233,905
Other borrowings	165,816	181,118
Subordinated debentures	118,220	105,027
Operating lease liabilities	19,814	—
Other liabilities	59,686	41,634
TOTAL LIABILITIES	5,985,973	5,182,354
STOCKHOLDERS’ EQUITY:
Common stock, no par value; authorized 100,000,000 shares; issued shares, 50,498,410 at December 31, 2019 and 47,486,250 at December 31, 2018	560,263	514,703
Retained earnings	162,752	116,874
Accumulated other comprehensive gain (loss)	2,248	(7,838)
TOTAL STOCKHOLDERS’ EQUITY	725,263	623,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,711,236	$5,806,093
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
INTEREST INCOME
Loans and fees	$233,535	$193,143	$172,342
Federal funds sold and interest-bearing deposits with banks	1,720	1,559	880
Taxable investment securities and other	19,722	16,710	14,987
Tax-exempt investment securities	1,510	1,709	1,995
TOTAL INTEREST INCOME	256,487	213,121	190,204
INTEREST EXPENSE
Deposits	49,248	30,620	16,600
Federal funds purchased and securities sold under agreements to repurchase	1,471	471	198
Other borrowings	9,734	8,471	8,168
TOTAL INTEREST EXPENSE	60,453	39,562	24,966
NET INTEREST INCOME	196,034	173,559	165,238
Provision for loan losses	2,130	4,413	6,090
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	193,904	169,146	159,148
NONINTEREST INCOME
Service charges on deposit accounts	11,205	10,584	10,740
Commissions and fees	6,230	5,542	4,858
Income on bank owned life insurance	2,740	3,256	2,354
Gain (loss) on equity securities	496	(583)	—
Gains on sales of loans	1,660	1,329	1,836
Gain on sales and calls of investment securities, net	—	—	2,524
Swap income	3,231	1,992	982
Other income	1,234	190	2,141
TOTAL NONINTEREST INCOME	26,796	22,310	25,435
NONINTEREST EXPENSE
Salaries and employee benefits	77,287	68,595	61,166
Net occupancy expense	11,029	10,155	10,243
Furniture and equipment	8,681	8,297	8,269
FDIC insurance expense	431	1,608	1,577
Stationery, supplies and postage	1,599	1,625	1,797
Marketing expense	1,945	1,437	1,675
Data processing expense	4,913	3,609	1,993
Telecommunications expense	1,943	1,769	1,607
ATM and debit card expense	2,377	2,195	2,051
Core deposit intangible amortization	1,182	594	654
Other real estate and repossessed asset expense	256	158	181
Long-term debt prepayment fee	—	—	2,828
Merger related expenses	3,178	464	—
Other expenses	11,935	10,661	10,493
TOTAL NONINTEREST EXPENSE	126,756	111,167	104,534
Income before provision for income taxes	93,944	80,289	80,049
Provision for income taxes	23,272	16,888	27,469
NET INCOME	$70,672	$63,401	$52,580
PER SHARE OF COMMON STOCK:
Basic earnings	$1.39	$1.32	$1.10
Diluted earnings	$1.38	$1.32	$1.09
Cash dividends paid	$0.49	$0.45	$0.40
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2019	2018	2017

NET INCOME	$70,672	$63,401	$52,580
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	10,718	(3,507)	(903)
Reclassification for securities gains included in net income	—	—	(1,640)
Unrealized (losses) gains on derivatives	(586)	41	37
Change in pension liability, net	(46)	20	(16)
Other comprehensive income (loss)	10,086	(3,446)	(2,522)
TOTAL COMPREHENSIVE INCOME	$80,758	$59,955	$50,058
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
At January 1, 2017	$510,861	$38,590	$593	$550,044
Net income	—	52,580	—	52,580
Other comprehensive loss, net of tax	—	—	(2,522)	(2,522)
Adjustment related to implementation of ASU 2018-02	—	420	(420)	—
Stock based compensation	2,325	—	—	2,325
Retirement of restricted stock	(773)	—	—	(773)
Exercise of stock options	321	—	—	321
Cash dividends, common stock	—	(18,853)	—	(18,853)
At December 31, 2017	$512,734	$72,737	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	(2,043)	—
January 1, 2018, as adjusted	512,734	74,780	(4,392)	583,122
Net income	—	63,401	—	63,401
Other comprehensive loss, net of tax	—	—	(3,446)	(3,446)
Stock based compensation	2,425	—	—	2,425
Retirement of restricted stock	(763)	—	—	(763)
Exercise of stock options	307	—	—	307
Cash dividends, common stock	—	(21,307)	—	(21,307)
At December 31, 2018	$514,703	$116,874	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	125
January 1, 2019 as adjusted	$514,703	$116,999	$(7,838)	$623,864
Net income	—	70,672	—	70,672
Other comprehensive income, net of tax	—	—	10,086	10,086
Stock based compensation	2,545	—	—	2,545
Issuance of stock for Highlands acquisition	43,417	—	—	43,417
Retirement of restricted stock	(715)	—	—	(715)
Exercise of stock options	313	—	—	313
Cash dividends, common stock	—	(24,919)	—	(24,919)
At December 31, 2019	$560,263	$162,752	$2,248	$725,263
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,672	$63,401	$52,580
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,660	4,153	5,153
Depreciation and amortization	1,645	5,555	4,536
Amortization of intangible assets	1,182	594	654
Amortization of operating lease right-of-use assets	2,592	—	—
Provision for loan losses	2,130	4,413	6,090
Stock based compensation	2,545	2,425	2,325
Loans originated for sale	(57,605)	(49,748)	(60,783)
Proceeds from sales of loans held for sale	59,748	50,420	63,905
Gains on sales of securities	—	—	(2,524)
Gains on sales of loans held for sale	(1,660)	(1,329)	(1,836)
Gains on proceeds from bank owned life insurance policies	—	(421)	(109)
Change in market value of equity securities	(496)	583	—
Losses (gains) on other real estate and other repossessed assets	72	(338)	(646)
Loss (gain) on sale of premises and equipment	497	561	(838)
Long-term debt prepayment penalty	—	—	2,828
Deferred tax expense (benefit)	2,854	(13,571)	16,904
Excess tax benefits	189	318	587
(Increase) decrease in other assets	(15,986)	2,679	(25,065)
Increase in other liabilities	15,092	9,743	3,705
NET CASH PROVIDED BY OPERATING ACTIVITIES	87,131	79,438	67,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	13,454	—	—
Proceeds from repayments and maturities of available for sale securities	147,130	91,833	91,314
Proceeds from repayments and maturities of held to maturity securities	31,457	26,083	43,218
Proceeds from sales of equity securities	1,287	2,155	—
Proceeds from sales of available for sale securities	—	—	4,500
Purchase of available for sale securities	(211,503)	(110,370)	(140,258)
Purchase of held to maturity securities	(21,453)	(40,753)	(35,841)
Purchase of equity securities	(1,343)	(570)	(307)
Proceeds from redemptions of Federal Home Loan Bank stock	95,643	6,799	13,497
Purchases of Federal Home Loan Bank stock	(103,080)	(7,524)	(10,974)
Purchase of bank owned life insurance	—	—	(33,000)
Death benefit proceeds from bank owned life insurance policy	121	755	312
Net increase in loans	(252,441)	(310,256)	(289,914)
Proceeds from dispositions and sales of bank premises and equipment	1,827	697	1,638
Purchases of premises and equipment	(5,936)	(5,523)	(3,972)
Proceeds from sales of other real estate and other repossessed assets	860	4,116	4,638
NET CASH USED IN INVESTING ACTIVITIES	(303,977)	(342,558)	(355,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	264,279	252,329	276,537
Increase in federal funds purchased and securities sold under agreements to repurchase	94,753	108,969	68,582
Proceeds from other borrowings	46,260	60,003	306,184
Repayments of other borrowings	(89,353)	(70,752)	(377,183)
Exercise of stock options	313	307	321
Retirement of restricted stock	(715)	(763)	(773)
Dividends paid	(24,919)	(21,307)	(18,853)
NET CASH PROVIDED BY FINANCING ACTIVITIES	290,618	328,786	254,815
Net increase (decrease) in cash and cash equivalents	73,772	65,666	(32,868)
Cash and cash equivalents, beginning of year	208,599	142,933	175,801
CASH AND CASH EQUIVALENTS, END OF YEAR	$282,371	$208,599	$142,933

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in thousands)	2019	2018	2017

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$15,944	$18,614	$27,423
Cash paid during the period for interest	59,949	38,679	24,571
Transfer of loans into other repossessed assets and other real estate owned	665	3,765	3,763
Initial recognition of operating lease right-of-use assets	18,651
Initial recognition of operating lease liabilities	20,203
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,767	—	—
Investment securities	22,734	—	—
Loans, including loans held for sale	426,118	—	—
Goodwill and other intangible assets, net	23,125	—	—
Other assets	9,304	—	—
Total non-cash assets acquired	483,048	—	—
Liabilities assumed:
Deposits	409,638	—	—
Other borrowings	40,957	—	—
Other liabilities	2,490	—	—
Total liabilities assumed	453,085	—	—
Common stock issued for acquisitions	$43,417	—	—
The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES
Lakeland Bancorp, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (“Lakeland”). Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern and Central New Jersey and the metropolitan New York area. Through a third party, Lakeland also provides non-deposit products, such as securities brokerage services including mutual funds and variable annuities.
Lakeland operates as a commercial bank offering a wide variety of commercial loans and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering demand deposit, savings and money market, and time deposit accounts to commercial enterprises, individuals and municipalities in the communities we serve. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has an equipment finance division which provides loans to finance equipment primarily to small and medium sized business clients and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.
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
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the valuation of the Company’s investment securities portfolio. The policies regarding these estimates are discussed below.
The Company’s chief operating decision maker is its Chief Executive Officer. All of the Company’s financial services activities are interrelated and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of Lakeland to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential mortgage lending. Moreover, the Company primarily operates in one market area, Northern and Central New Jersey, metropolitan New York and contiguous areas. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accordingly, the Company has determined that it has one operating segment and thus one reporting segment.
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
Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses.
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
Commercial loans are placed on non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrowers they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans and closed-end consumer loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and the loans are well-secured and in the process of collection. Open-end consumer loans secured by real estate are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.
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
Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the short-fall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
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
Purchased Credit-Impaired (“PCI”) loans are loans acquired through acquisition or purchased at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value)

of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and results in an increase in yield on a prospective basis. Subsequent to acquisition date, further credit deterioration of a PCI loan will result in a valuation allowance recognized in the allowance for loan losses.
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
The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. In determining the allowance, we make significant estimates and judgments, and, therefore, have identified the allowance as a critical accounting policy. The allowance is established through a provision for loan losses charged against income. Loan principal considered to be uncollectible by management is charged against the allowance.
The allowance for loan losses has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
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

•
The establishment of reserves for pools of homogeneous loans not subject to specific review, including impaired loans under $500,000, equipment finance loans, 1 - 4 family residential mortgages, and consumer loans.

The establishment of reserve amounts for pools of homogeneous loans is based upon the determination of historical loss rates, which are adjusted to reflect current conditions through the use of qualitative factors. The qualitative factors considered by the Company includes an evaluation of the results of the Company’s independent loan review function, the Company's reporting capabilities, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, trends in the portfolio, delinquency trends, economic and business conditions and capitalization rates. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trends in the real estate market could affect the underlying values available to protect Lakeland from losses.
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
A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan if the loan is collateral dependent or charged off if deemed uncollectible. For a loan that is not collateral dependent, a reserve may be established for any shortfall in expected cash flows. Charge-offs are recommended by the Chief Credit Officer and approved by the Board of Directors.

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
Other Real Estate Owned and Other Repossessed Assets
Other real estate owned ("OREO") and other repossessed assets, representing property acquired through foreclosure (or deed-in-lieu-of-foreclosure), are carried at fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO or other repossessed assets is established, through charges to expense, to maintain properties at fair value less estimated costs to sell. Operating results of OREO and other repossessed assets, including rental income and operating expenses, are included in other expenses.
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2019 and 2018, Lakeland was servicing approximately $18.6 million and $19.9 million, respectively, of loans for others.
Lakeland originates certain mortgages under a definitive plan to sell those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale, Lakeland records the servicing assets retained. Lakeland records mortgage servicing rights and the loans based on relative fair values at the date of origination and evaluates the mortgage servicing rights for impairment at each reporting period. Lakeland also originates loans that it sells to other banks and investors and does not retain the servicing rights.
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2019 and 2018, Lakeland had originated mortgage servicing rights of $43,000 and $68,000, respectively.
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
Derivatives
Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in swap income.

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in swap income on the consolidated statement of income.
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
Goodwill and Other Identifiable Intangible Assets
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, first we may assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. For the year ended December 31, 2019, we elected to perform step one of the two-step goodwill impairment test for our reporting unit.
Goodwill is allocated to Lakeland's reporting unit at the date goodwill is actually recorded. If the carrying value of a reporting unit exceeds its estimated fair value, a second step in the analysis is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded equal to the excess amount in the current period earnings.
As of December 31, 2019, the carrying value of goodwill totaled $156.3 million. The Company performed its annual goodwill impairment test, as of November 30, 2019, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2019 and 2018, Lakeland had $112.4 million and $110.1 million, respectively, in BOLI. Income earned on BOLI was $2.7 million, $3.3 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

Income Taxes
The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, core deposit intangibles, deferred loan fees and deferred compensation.
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
The Company’s maximum exposure to the Trusts is $30.0 million at December 31, 2019, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.
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
NOTE 2 - ACQUISITIONS
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
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. Highlands' assets were recorded at their preliminary estimated fair values as of January 4, 2019 and Highlands' results of operations are included in the Company's Consolidated Statements of Income from that date forward.
The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition, including the use of third-party valuation specialists.
During the second quarter of 2019, the Company revised the estimated fair value of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustment related to credit-impaired loans acquired in the acquisition that were recorded at fair value and subsequently accounted for in accordance with Accounting Standards Codification ("ASC") Subtopic 310-30 and resulted in a $1.7 million increase in goodwill.

As a result of new information obtained during the third quarter of 2019, about facts and circumstances that existed as of the acquisition date, the Company revised the estimated fair value on two Highlands branches acquired. The adjustment resulted in an increase in goodwill of $447,000.

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Highlands.

(in thousands)
Assets Acquired
Cash and cash equivalents	$13,454
Investment securities, available for sale	21,234
Investment securities, held to maturity	1,500
Federal Home Loan Bank stock	1,767
Loans held for sale	1,113
Loans	425,005
Premises and equipment	2,613
Goodwill	19,844
Identifiable intangible assets	3,728
Accrued interest receivable and other assets	6,244
Total assets acquired	496,502
Liabilities assumed
Deposits	(409,638)
Other borrowings	(27,800)
Subordinated debt	(13,157)
Other liabilities	(2,490)
Total liabilities assumed	(453,085)
Net assets acquired	$43,417

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
The following is a summary of the credit impaired loans acquired in the Highlands acquisition as of the closing date.

(in thousands)
Contractually required principal and interest at acquisition	$22,363
Contractual cash flows not expected to be collected (non-accretable difference)	7,129
Expected cash flows at acquisition	15,234
Interest component of expected cash flows (accretable difference)	1,431
Fair value of acquired loans	$13,803

The core deposit intangible totaled $3.7 million and is being amortized over its estimated useful life of approximately ten years using an accelerated method. Goodwill totaled $19.8 million and will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the Highlands acquisition were expensed as incurred. During the years ended December 31, 2019 and 2018, the Company incurred $3.2 million and $464,000, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income. There were no merger or acquisition integration-related expenses in 2017.

NOTE 3 - EARNINGS PER SHARE
The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock and non-vested restricted stock units. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$70,672	50,477	$1.40
Less: earnings allocated to participating securities	(596)	—	(0.01)
Net income available to common shareholders	70,076	50,477	1.39
Effect of dilutive securities
Stock options and restricted stock	—	165	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$70,076	50,642	$1.38

Year Ended December 31, 2018	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$63,401	47,578	$1.33
Less: earnings allocated to participating securities	(582)	—	(0.01)
Net income available to common shareholders	62,819	47,578	1.32
Effect of dilutive securities
Stock options and restricted stock	—	188	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$62,819	47,766	$1.32

Year Ended December 31, 2017	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$52,580	47,438	$1.11
Less: earnings allocated to participating securities	(480)	—	(0.01)
Net income available to common shareholders	52,100	47,438	1.10
Effect of dilutive securities
Stock options and restricted stock	—	236	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$52,100	47,674	$1.09

There were no antidilutive options to purchase common stock to be excluded from the above computations.
NOTE 4 - INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company’s available for sale and held to maturity investment securities are as follows:

	December 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$135,361	$722	$(436)	$135,647	$143,495	$—	$(2,568)	$140,927
Mortgage-backed securities, residential	500,245	3,185	(1,551)	501,879	434,208	779	(8,843)	426,144
Mortgage-backed securities, multifamily	48,675	633	(123)	49,185	21,087	67	(204)	20,950
Obligations of states and political subdivisions	58,979	1,077	(35)	60,021	45,951	140	(586)	45,505
Debt securities	9,000	168	—	9,168	5,000	92	—	5,092
Total	$752,260	$5,785	$(2,145)	$755,900	$649,741	$1,078	$(12,201)	$638,618

	December 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
HELD TO MATURITY
U.S. government agencies	$31,335	$182	$(8)	$31,509	$33,025	$—	$(677)	$32,348
Mortgage-backed securities, residential	76,229	734	(176)	76,787	75,859	169	(1,838)	74,190
Mortgage-backed securities, multifamily	1,750	4	(2)	1,752	1,853	—	(35)	1,818
Obligations of states and political subdivisions	12,161	195	—	12,356	37,909	113	(328)	37,694
Debt securities	2,500	—	—	2,500	5,000	—	(118)	4,882
Total	$123,975	$1,115	$(186)	$124,904	$153,646	$282	$(2,996)	$150,932

During the fourth quarter of 2019, the Company early adopted ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, and reclassified securities with a book value of $20.8 million and an unrealized gain of $291,000 from held to maturity to securities available for sale. ASU 2019-04 makes clarifications and corrections to the application of the guidance contained in each of the amended topics.
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity at December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$29,733	$29,786	$7,321	$7,328
Due after one year through five years	105,745	106,611	31,102	31,425
Due after five years through ten years	52,534	53,385	6,815	6,852
Due after ten years	15,328	15,054	758	760
	203,340	204,836	45,996	46,365
Mortgage-backed securities	548,920	551,064	77,979	78,539
Total securities	$752,260	$755,900	$123,975	$124,904

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Sale proceeds	$—	$—	$4,500
Gross gains	—	—	2,539
Gross losses	—	—	(15)

Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $581.1 million and $476.3 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

December 31, 2019	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$11,625	$39	$41,617	$397	11	$53,242	$436
Mortgage-backed securities, residential	125,782	561	99,489	990	86	225,271	1,551
Mortgage-backed securities, multifamily	7,651	118	4,878	5	3	12,529	123
Obligations of states and political subdivisions	373	2	6,559	33	5	6,932	35
Total	$145,431	$720	$152,543	$1,425	105	$297,974	$2,145
HELD TO MATURITY
U.S. government agencies	$3,195	$6	$5,102	$2	2	$8,297	$8
Mortgage-backed securities, residential	12,462	46	10,592	130	16	23,054	176
Mortgage-backed securities, multifamily	—	—	998	2	1	998	2
Total	$15,657	$52	$16,692	$134	19	$32,349	$186

December 31, 2018	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$20,588	$216	$120,338	$2,352	27	$140,926	$2,568
Mortgage-backed securities, residential	10,119	58	316,851	8,785	139	326,970	8,843
Mortgage-backed securities, multifamily	1,977	2	12,911	202	4	14,888	204
Obligations of states and political subdivisions	1,289	2	26,522	584	50	27,811	586
Total	$33,973	$278	$476,622	$11,923	220	$510,595	$12,201
HELD TO MATURITY
U.S. government agencies	$—	$—	$32,348	$677	6	$32,348	$677
Mortgage-backed securities, residential	8,325	59	53,761	1,779	36	62,086	1,838
Mortgage-backed securities, multifamily	—	—	1,818	35	2	1,818	35
Obligations of states and political subdivisions	1,764	8	15,580	320	27	17,344	328
Debt securities	3,882	118	—	—	1	3,882	118
Total	$13,971	$185	$103,507	$2,811	72	$117,478	$2,996

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
Equity securities at fair value
The Company has an equity securities portfolio, which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $16.5 million and $15.9 million as of December 31, 2019 and 2018, respectively. Upon implementation of Accounting Standards Update 2016-01 - Financial Instruments ("ASU 2016-01"), the Company made a cumulative adjustment of $2.0 million from other comprehensive income to retained earnings as of January 1, 2018. For the year ended December 31, 2019, the Company recorded proceeds from sales of equity securities of $1.3 million. In the twelve months ended December 31, 2019, the Company recorded $496,000 in market value gains on equity securities in noninterest income as compared to market value losses on equity securities of $583,000 during 2018.
As of December 31, 2019, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $1.7 million and $14.8 million, respectively. The Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration ("SBA"). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2019, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds include $11.3 million as of December 31, 2019, that are primarily invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.
NOTE 5 - LOANS AND OTHER REAL ESTATE
The following sets forth the composition of Lakeland’s loan portfolio:

	December 31,
(in thousands)	2019	2018
Commercial, secured by real estate	$3,589,593	$3,057,779
Commercial, industrial and other	431,934	336,735
Equipment finance	111,076	87,925
Real estate - residential mortgage	335,191	329,854
Real estate - construction	335,169	319,545
Home equity and consumer	337,977	328,609
Total loans	5,140,940	4,460,447
Less deferred fees	(3,117)	(3,714)
Loans, net of deferred fees	$5,137,823	$4,456,733

At December 31, 2019 and December 31, 2018, Lakeland had $1.3 billion and $1.2 billion in loans pledged for potential borrowings at the Federal Home Loan Bank of New York (“FHLB”). As of December 31, 2019 and 2018, home equity and consumer loans included overdraft deposit balances of $789,000 and $452,000, respectively.

Purchased Credit Impaired Loans
The following sets forth the carrying value of the purchased credit impaired loans ("PCI") loans acquired in mergers:

	December 31,
(in thousands)	2019	2018
Acquisition
Highlands	$8,194	$—
Pascack Community Bank	113	157
Harmony Bank	441	495
Total	$8,748	$652

The following table presents changes in the accretable yield for PCI loans:

	Years Ended December 31,
(in thousands)	2019	2018
Balance, beginning of period	$81	$129
Acquisitions	1,431	—
Accretion	(1,236)	(182)
Net reclassification non-accretable difference	87	134
Balance, end of period	$363	$81

Portfolio Segments
Lakeland currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which Lakeland develops and documents its systematic methodology to determine the allowance for loan losses attributable to each respective portfolio segment. These segments are:

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

•	Equipment finance - includes a small portfolio of equipment leases, which consists of leases primarily for essential equipment used by small to medium sized businesses.

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

Non-accrual and Past Due Loans
The following schedule sets forth certain information regarding Lakeland’s non-accrual loans, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings (“TDRs”):

	At December 31,
(in thousands)	2019	2018
Commercial, secured by real estate	$12,314	$7,192
Commercial, industrial and other	1,539	1,019
Equipment finance	284	501
Real estate - residential mortgage	3,428	1,986
Real estate - construction	967	—
Home equity and consumer	2,606	1,432
Total non-accrual loans	21,138	12,130
Other real estate and other repossessed assets	563	830
Total non-performing assets	$21,701	$12,960
Troubled debt restructurings, still accruing	$5,650	$9,293

Non-accrual loans included $1.6 million and $3.6 million of TDRs for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had $2.0 million and $1.5 million, respectively, in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure.
An age analysis of past due loans, excluding PCI loans which are accounted for on a pool basis, segregated by class of loans as of December 31, 2019 and 2018, is as follows:

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
(in thousands)
Commercial, secured by real estate	$3,578	$1,200	$9,702	$14,480	$3,569,008	$3,583,488	$—
Commercial, industrial and other	353	71	1,064	1,488	429,502	430,990	—
Equipment finance	166	80	284	530	110,546	111,076	—
Real estate - residential mortgage	1,138	251	2,075	3,464	331,337	334,801	—
Real estate - construction	—	—	967	967	333,418	334,385	—
Home equity and consumer	1,573	287	1,533	3,393	334,059	337,452	—
	$6,808	$1,889	$15,625	$24,322	$5,107,870	$5,132,192	$—

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
(in thousands)
Commercial, secured by real estate	$1,477	$639	$2,080	$4,196	$3,052,931	$3,057,127	$—
Commercial, industrial and other	173	243	750	1,166	335,569	336,735	—
Equipment finance	533	13	501	1,047	86,878	87,925	—
Real estate - residential mortgage	743	111	1,776	2,630	327,224	329,854	—
Real estate - construction	—	—	—	—	319,545	319,545	—
Home equity and consumer	1,917	216	850	2,983	325,626	328,609	—
	$4,843	$1,222	$5,957	$12,022	$4,447,773	$4,459,795	$—

Impaired Loans
Lakeland’s policy regarding impaired loans is discussed in Note 1 – Summary of Accounting Policies – Loans and Allowance for Loan Losses. The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings, but excludes PCI loans. The following tables represent the Company's impaired loans at December 31, 2019, 2018 and 2017.

December 31, 2019	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,478	$12,630	$—	$164	$10,386
Commercial, industrial and other	1,391	1,381	—	16	1,334
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	803	815	—	—	233
Real estate - construction	1,663	1,661	—	2	82
Home equity and consumer	—	—	—	—	—
Loans with related allowance:
Commercial, secured by real estate	3,470	3,706	228	190	4,554
Commercial, industrial and other	113	113	5	6	113
Equipment finance	23	23	10	—	21
Real estate - residential mortgage	1,512	1,682	104	19	926
Real estate - construction	—	—	—	—	—
Home equity and consumer	671	765	5	29	693
Total:
Commercial, secured by real estate	$15,948	$16,336	$228	$354	$14,940
Commercial, industrial and other	1,504	1,494	5	22	1,447
Equipment finance	23	23	10	—	21
Real estate - residential mortgage	2,315	2,497	104	19	1,159
Real estate - construction	1,663	1,661	—	2	82
Home equity and consumer	671	765	5	29	693
	$22,124	$22,776	$352	$426	$18,342

December 31, 2018	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$9,284	$9,829	$—	$188	$7,369
Commercial, industrial and other	1,151	1,449	—	19	1,834
Equipment finance	301	597	—	—	376
Real estate - residential mortgage	—	—	—	4	242
Real estate - construction	—	—	—	—	726
Home equity and consumer	—	—	—	—	—
Loans with related allowance:
Commercial, secured by real estate	7,270	7,597	307	317	7,594
Commercial, industrial and other	209	209	7	12	209
Equipment finance	30	30	14	—	19
Real estate - residential mortgage	730	884	4	20	745
Real estate - construction	—	—	—	—	—
Home equity and consumer	727	765	6	32	898
Total:
Commercial, secured by real estate	$16,554	$17,426	$307	$505	$14,963
Commercial, industrial and other	1,360	1,658	7	31	2,043
Equipment finance	331	627	14	—	395
Real estate - residential mortgage	730	884	4	24	987
Real estate - construction	—	—	—	—	726
Home equity and consumer	727	765	6	32	898
	$19,702	$21,360	$338	$592	$20,012

December 31, 2017	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,155	$12,497	$—	$366	$12,774
Commercial, industrial and other	618	618	—	25	618
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	963	980	—	15	996
Real estate - construction	1,471	1,471	—	—	1,471
Home equity and consumer	—	—	—	—	6
Loans with related allowance:
Commercial, secured by real estate	5,381	5,721	454	206	5,029
Commercial, industrial and other	164	164	9	14	283
Equipment finance	65	65	30	—	29
Real estate - residential mortgage	781	919	4	27	940
Real estate - construction	—	—	—	—	—
Home equity and consumer	993	1,026	8	52	1,090
Total:
Commercial, secured by real estate	$17,536	$18,218	$454	$572	$17,803
Commercial, industrial and other	782	782	9	39	901
Equipment finance	65	65	30	—	29
Real estate - residential mortgage	1,744	1,899	4	42	1,936
Real estate - construction	1,471	1,471	—	—	1,471
Home equity and consumer	993	1,026	8	52	1,096
	$22,591	$23,461	$505	$705	$23,236

Interest which would have been accrued on impaired loans during 2019, 2018 and 2017 was $1.0 million, $1.1 million and $1.5 million, respectively.
Credit Quality Indicators
The class of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and assesses the quantitative and qualitative risks arising from the credit quality of its loans. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, Department Heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends and determining the proper level of required reserves to be recommended to the Company's Board of Directors. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered “Pass” ratings. “Pass” ratings on loans are given to loans that management considers to be of acceptable or better quality. A rating of 5W, or “Watch” is a loan that requires more than the usual amount of monitoring due to declining earnings, strained cash flow, increasing leverage and/or weakening market. These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins and market share. Rating 6, “Other Assets Especially Mentioned” is used for loans exhibiting identifiable credit weakness which if not checked or corrected could weaken the loan quality or inadequately protect the bank’s credit position at some future date. Rating 7, “Substandard,” is used on loans that are inadequately protected by the current sound worth and paying capacity of the obligors or of the collateral pledged, if any. A substandard loan has a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. Rating 8, “Doubtful,” are loans that exhibit all of the weaknesses inherent in substandard loans, but have the added characteristics that the weaknesses make collection or liquidation in full improbable on the basis of existing facts. Rating 9, “Loss,” is a rating for loans or portions of loans that are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.
The following table shows Lakeland’s commercial loan portfolio as of December 31, 2019 and 2018, by the risk ratings discussed above:

December 31, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other
(in thousands)			Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$898	$—	$898
2	—	17,988	—	17,988
3	74,072	39,112	—	113,184
4	965,825	107,376	17,941	1,091,142
5	2,332,863	215,975	307,824	2,856,662
5W - Watch	100,347	30,192	6,959	137,498
6 - Other assets especially mentioned	55,438	11,328	—	66,766
7 - Substandard	61,048	9,065	2,445	72,558
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,589,593	$431,934	$335,169	$4,356,696

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other		Total Commercial Loans
(in thousands)			Real Estate - Construction
RISK RATING
1	$—	$1,119	$—	$1,119
2	—	18,462	—	18,462
3	69,995	36,367	—	106,362
4	933,577	91,145	17,375	1,042,097
5	1,910,423	168,474	297,625	2,376,522
5W - Watch	61,626	7,798	3,493	72,917
6 - Other assets especially mentioned	38,844	2,033	—	40,877
7 - Substandard	43,314	11,337	1,052	55,703
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,057,779	$336,735	$319,545	$3,714,059

This table does not include residential mortgage loans, consumer loans, or equipment finance loans because they are evaluated on their payment status as pass or substandard, which is defined as non-accrual or past due 90 days or more.
Allowance for Loan Losses
The following table details activity in the allowance for loan losses by portfolio segment and the related recorded investment in loans for the years ended December 31, 2019 and 2018:

December 31, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
(in thousands)
Beginning balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(544)	(645)	(414)	(50)	—	(283)	(1,936)
Recoveries	251	1,100	332	66	126	246	2,121
Provision	1,362	1,092	52	143	(469)	(50)	2,130
Ending balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Allowance for Loan Losses
Ending balance: Individually evaluated for impairment	$228	$5	$10	$104	$—	$5	$352
Ending balance: Collectively evaluated for impairment	28,722	3,284	947	1,621	2,672	2,405	39,651
Ending balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Loans
Ending balance: Individually evaluated for impairment	$15,948	$1,504	$23	$2,315	$1,663	$671	$22,124
Ending balance: Collectively evaluated for impairment	3,567,540	429,486	111,053	332,486	332,722	336,781	5,110,068
Ending balance: Loans acquired with deteriorated credit quality	6,105	944	—	390	784	525	8,748
Ending balance (1)	$3,589,593	$431,934	$111,076	$335,191	$335,169	$337,977	$5,140,940

(1)	Excludes deferred fees

December 31, 2018	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
(in thousands)
Beginning balance	$25,704	$2,313	$630	$1,557	$2,731	$2,520	$35,455
Charge-offs	(421)	(1,452)	(507)	(131)	(248)	(588)	(3,347)
Recoveries	468	317	23	10	17	332	1,167
Provision	2,130	564	841	130	515	233	4,413
Ending balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Allowance for Loan Losses
Ending balance: Individually evaluated for impairment	$307	$7	$14	$4	$—	$6	$338
Ending balance: Collectively evaluated for impairment	27,574	1,735	973	1,562	3,015	2,491	37,350
Ending balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Loans
Ending balance: Individually evaluated for impairment	$16,554	$1,360	$331	$730	$—	$727	$19,702
Ending balance: Collectively evaluated for impairment	3,040,573	335,375	87,594	329,124	319,545	327,882	4,440,093
Ending balance: Loans acquired with deteriorated credit quality	652	—	—	—	—	—	652
Ending balance (1)	$3,057,779	$336,735	$87,925	$329,854	$319,545	$328,609	$4,460,447

(1)	Excludes deferred fees
Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $1.8 million and $2.3 million as of December 31, 2019 and December 31, 2018, respectively. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.
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
The following table summarizes loans that have been restructured during the periods presented:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial, secured by real estate	—	$—	$—	5	$3,348	$3,348
Commercial, industrial and other	—	—	—	1	950	950
Equipment finance	—	—	—	1	15	15
Real estate - construction	1	694	694	—	—	—
Home equity and consumer	2	83	83	—	—	—
	3	$777	$777	7	$4,313	$4,313

The following table presents loans modified as TDRs within the previous twelve months from December 31, 2019 and 2018 that have defaulted during the subsequent twelve months:

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial, secured by real estate	—	$—	1	$171
Home equity and consumer	2	83	—	—
	2	$83	1	$171

Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2019 and 2018, loans to these related parties amounted to $55.4 million and $53.1 million, respectively. There were new loans of $21.4 million to related parties and repayments of $19.1 million from related parties in 2019.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2019, Lakeland had $1.7 million in mortgages held for sale compared to $1.1 million as of December 31, 2018.
Equipment Finance Receivables
Future minimum payments of equipment finance receivables at December 31, 2019 are expected as follows:

(in thousands)
2020	$36,290
2021	30,448
2022	23,029
2023	14,767
2024	5,616
Thereafter	926
$111,076

Other Real Estate and Other Repossessed Assets
At December 31, 2019, Lakeland had other real estate of $563,000, consisting of residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. Lakeland held no other repossessed assets at December 31, 2019. At December 31, 2018, Lakeland had other real estate of $830,000 and no other repossessed assets. The other real estate that Lakeland held at December 31, 2018 consisted of $702,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. For the years ended December 31, 2019, 2018 and 2017, Lakeland had writedowns of $153,000, $70,000 and $98,000, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Consolidated Statement of Income.

NOTE 6 - PREMISES AND EQUIPMENT

	Estimated	December 31,
	Useful Lives	2019	2018
		(in thousands)
Land	Indefinite	$10,356	$10,471
Buildings and building improvements	10 to 50 years	42,481	47,006
Leasehold improvements	10 to 25 years	14,260	12,880
Furniture, fixtures and equipment	2 to 30 years	31,728	27,858
		98,825	98,215
Less accumulated depreciation and amortization		51,217	49,040
		$47,608	$49,175

Depreciation expense was $5.9 million, $5.3 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. In February 2016, FASB issued Update 2016-02, Topic 842, Leases, accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company retained the services of a software provider to aid in its implementation. In the third quarter of 2018, the FASB issued updates which included targeted improvements to the leasing guidance that were intended to reduce costs and ease implementation of the leases standard. The improvements include an optional transition method to adopt the new leases standard where the entity could initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for comparative periods presented in the financial statements in which it adopts the new leases standard, will continue to be in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases. An entity that adopts this additional transition method must provide the required disclosures for all periods that continue to be in accordance with the current ASC 840. The lease update also includes a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for these components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance and both of the following conditions are met: 1) the timing and pattern of transfer of the nonlease component(s) and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. Management used the optional transition method discussed above and also used the practical expedient to account for non-lease components with the associated lease component as a single component assuming the appropriate conditions were met. The FASB issued further clarification of the standard and addressed implementation and disclosure requirements.
With the adoption of this update on January 1, 2019, the Company recorded an operating lease right-of-use asset of $18.7 million, a corresponding liability of $20.2 million and a cumulative adjustment to retained earnings of $125,000.
At December 31, 2019, the Company had lease liabilities totaling $19.8 million and right-of-use assets totaling $18.3 million related to these leases. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the year ended December 31, 2019, the weighted average remaining lease term for operating leases was 10.32 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.51%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

(in thousands)	Year Ended December 31, 2019
Operating lease cost	$3,293
Short-term lease cost	—
Variable lease cost	133
Sublease income	(122)
Net lease cost	$3,304

Rent expense for years ended December 31, 2018 and 2017, prior to the adoption of ASU 2016-02, was $3.0 million and $3.1 million, respectively.
The table below presents other information on the Company's operating leases for the year ended December 31, 2019:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,654
Right-of-use asset obtained in exchange for new operating lease liabilities	1,748

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2019. At December 31, 2019, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at December 31, 2019 is as follows:

(in thousands)
Within one year	$3,300
After one year but within two years	3,057
After two years but within three years	2,626
After three years but within four years	2,291
After four years but within five years	2,174
After 5 years	10,562
Total undiscounted cash flows	24,010
Discount on cash flows	(4,196)
Total lease liability	$19,814

NOTE 8 - DEPOSITS
The following table sets forth the details of total deposits:

(dollars in thousands)	December 31, 2019		December 31, 2018

Noninterest-bearing demand	$1,124,121	21.23%	$950,218	20.56%
Interest-bearing checking	1,797,504	33.96%	1,711,507	37.04%
Money market	1,003,149	18.95%	715,620	15.49%
Savings	498,201	9.41%	486,287	10.52%
Certificates of deposit	870,804	16.45%	757,038	16.39%
Total Deposits	$5,293,779	100.00%	$4,620,670	100.00%

At December 31, 2019, certificates of deposit totaling $63.8 million were obtained through brokers, while no certificates of deposit at December 31, 2018 were obtained through brokers.
At December 31, 2019, the schedule of maturities of certificates of deposit is as follows:

(in thousands)
2020	$715,061
2021	103,285
2022	42,891
2023	8,215
2024	1,264
2025	88
$870,804

NOTE 9 - DEBT
Overnight and Short-Term Borrowings
At December 31, 2019, overnight and short-term borrowings from FHLB totaled $200.0 million, while at December 31, 2018 there were no overnight or short-term borrowings from FHLB.
In addition, Lakeland had overnight and short-term borrowings from correspondent banks totaling $85.0 million and $192.1 million at December 31, 2019 and 2018, respectively. At December 31, 2019, Lakeland had overnight and short-term federal funds lines available to borrow up to $230.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2019 or 2018.
Other short-term borrowings at December 31, 2019 and 2018 consisted of short-term securities sold under agreements to repurchase totaling $43.7 million and $41.8 million, respectively. Securities underlying the agreements were under Lakeland’s control. At December 31, 2019, the Company had $44.0 million in mortgage-backed securities pledged for its short-term securities sold under agreements to repurchase.
FHLB Advances
Advances from the Federal Home Loan Bank ("FHLB") totaled $165.8 million at December 31, 2019, with a weighted average interest rate of 2.24%, with fixed maturity dates. At December 31, 2018, advances from the FHLB totaled $181.1 million, with a weighted average interest rate of 2.10%, with fixed maturity dates. These advances were collateralized by first mortgage loans. The advances have prepayment penalties. In 2017, the Company repaid an aggregate of $34.0 million in advances from the FHLB and recorded $638,000 in long-term debt prepayment fees.
The schedule of maturities of advances is as follows:

(in thousands)
2020	$55,881
2021	44,972
2022	40,526
2023	24,437
$165,816

Long-term Securities Sold Under Agreements to Repurchase
At both December 31, 2019 and 2018, Lakeland had no long-term securities sold under agreements to repurchase. In the second quarter of 2018, the Company repaid all of its $20.0 million in matured long-term securities sold under agreements to repurchase. In the first quarter of 2017, the Company repaid an aggregate of $20.0 million in long-term securities sold under agreements to repurchase and recorded $2.2 million in long-term debt prepayment fees.
Subordinated Debentures
On January 4, 2019, the Company acquired subordinated notes from Highlands. Highlands issued $5.0 million of fixed rate notes in May 2014. The notes bear interest at a rate of 8.00% per annum until maturity on May 16, 2024. In October 2015, Highlands issued $7.5 million of fixed rate notes bearing an interest rate of 6.94% until maturity on October 1, 2025.

On September 30, 2016, the Company completed an offering of $75.0 million of fixed to floating rate subordinated notes due September 30, 2026. The notes will bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR plus 397 basis points until maturity in September 30, 2026 or their earlier redemption. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $1.5 million and are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
NOTE 10 - STOCKHOLDERS’ EQUITY
On October 22, 2019, the Board of Directors of Lakeland approved a new share repurchase program whereby the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. The Company had 50,489,161 shares outstanding as of September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. Open market purchases may be conducted in accordance with the limitations of Rule 10b-18 of the Securities and Exchange Commission (the SEC). Repurchases may be made pursuant to trading plans adopted in accordance with SEC Rule 10b5-1, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any particular number of shares and may be terminated at any time without notice, in the Company’s discretion. As of December 31, 2019, the Company had repurchased no shares.
NOTE 11 - INCOME TAXES
The components of income taxes are as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Current tax provision	$20,418	$30,459	$10,565
Deferred tax expense (benefit)	2,854	(13,571)	16,904
Total provision for income taxes	$23,272	$16,888	$27,469

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
The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 21% for 2019 and 2018 and 35% for 2017 is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Federal income tax, at statutory rates	$19,728	$16,861	$28,017
Increase (deduction) in taxes resulting from:
Tax-exempt income	(952)	(1,096)	(1,652)
Excise tax on real estate investment trust ("REIT") dividend	—	—	1,945
Adjustment to net deferred tax asset for Tax Cuts and Jobs Act	—	—	(1,343)
State income tax, net of federal income tax effect	4,322	1,880	931
Adjustment to net deferred tax asset for change in NJ tax law	—	(943)	—
Excess tax benefits from employee share-based payments	(189)	(318)	(587)
Other, net	363	504	158
Provision for income taxes	$23,272	$16,888	$27,469

The net deferred tax asset consisted of the following:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$11,937	$11,651
Stock based compensation plans	958	865
Purchase accounting fair market value adjustments	3,632	1,192
Non-accrued interest	381	256
Deferred compensation	2,444	2,142
Depreciation and amortization	—	630
Other-than-temporary impairment loss on investment securities	41	59
Federal net operating loss carryforward	875	—
Unrealized loss on pension plans	2	—
Unrealized losses on securities available for sale	—	3,162
Other, net	594	585
Gross deferred tax assets	20,864	20,542
Deferred tax liabilities:
Core deposit intangible from acquired companies	1,235	516
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	678	149
Deferred loan costs	1,461	1,418
Depreciation and amortization	750	—
Prepaid expenses	443	459
Deferred gain on securities	162	166
Unfunded pension benefits	—	17
Loss on equity securities	65	36
Unrealized gain on investment securities	884	—
Unrealized gains on hedging derivative	80	322
Other	301	270
Gross deferred tax liabilities	6,059	3,353
Net deferred tax assets	$14,805	$17,189

The Company recorded net deferred tax assets of $4.3 million as a result of the acquisition of Highlands.
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2019 will be realized.
The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2019 or 2018.
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2016 or to state and local examinations by tax authorities for the years before 2016.

NOTE 12 - EMPLOYEE BENEFIT PLANS
Benefit Obligations from Somerset Hills Acquisition
Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The former Chief Executive Officer and the beneficiary of the Chief Financial Officer are currently being paid out under the plan. As of December 31, 2019 and 2018, the Company had a liability of $616,000 and $629,000, respectively, for these SERPs and recognized an expense of $59,000 and $33,000 in 2019 and 2017, respectively, while recognizing income of $1,000 in 2018.
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2019, 2018 and 2017 totaled $1.3 million, $1.1 million and $1.0 million, respectively.
Supplemental Executive Retirement Plans
In 2003, the Company entered into a SERP agreement with its former CEO that provides annual retirement benefits of $150,000 a year for 15 years when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for 15 years when the CEO reaches the age of 65. Also in 2008, the Company entered into a SERP with a Regional President that provides annual retirement benefits of $90,000 a year for ten years upon his reaching the age of 65. In 2016, the Company entered into a SERP with a former Regional President that provides $84,500 a year for 15 years upon his reaching the age of 66. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2019, 2018 and 2017, the Company recorded compensation expense of $371,000, $83,000 and $261,000, respectively, for these plans. The accrued liability for these plans was $3.4 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively.
Deferred Compensation Agreement
In 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2019, 2018 and 2017 was $311,000, $269,000 and $244,000, respectively, and the accrued liability at December 31, 2019 and 2018 was $1.2 million and $923,000, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of his base salary and bonus to a deferral account which will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $136,000, $73,000 and $55,000 in 2019, 2018 and 2017, respectively, and had a liability recorded of $2.0 million and $1.4 million at December 31, 2019 and 2018, respectively.
NOTE 13 - DIRECTORS RETIREMENT PLAN
The Company provides a retirement plan for directors appointed to the Company's Board of Directors prior to 2009 who after completing five years of service may retire and receive benefit payments ranging from $5,000 through $17,500 per annum, depending upon years of credited service, for a period of ten years. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended. The measurement date for the accumulated benefit obligation is December 31 of the years presented.

	December 31,
(in thousands)	2019	2018
Accrued plan cost included in other liabilities	$646	$604
Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$64	$(29)
Unrecognized prior service cost	—	—
Amounts not recognized as a component of net postretirement benefit	$64	$(29)

The net periodic plan cost included the following components:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Service cost	$14	$15	$21
Interest cost	22	20	23
Amortization of prior service cost	—	—	3
Amortization of gain	(2)	—	—
	$34	$35	$47

A discount rate of 2.89%, 3.97% and 3.30% was assumed in the plan valuation for 2019, 2018 and 2017, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.
The directors' retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2020	$63
2021	37
2022	38
2023	38
2024	52
2025-2029	210

The Company expects its contribution to the directors' retirement plan to be $63,000 in 2020.
There is no expected amount to be recognized in accumulated other comprehensive income as a component of net periodic benefit cost in 2020.
NOTE 14 - STOCK-BASED COMPENSATION
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
Under the 2009 Equity Compensation Program, 2.3 million shares of common stock of the Company were authorized. The maximum term of the Company’s stock option grants under this plan was ten years from the date of grant. No further awards may be granted from the 2009 program.
In 2014, the Company began issuing restricted stock units ("RSUs"), some of which have performance conditions attached to them.
The Company has outstanding stock options issued to its directors as well as options assumed under the Somerset Hills’ stock option plans at the time of the Company's acquisition of Somerset Hills. As of December 31, 2019 and 2018, respectively, 28,942 and 55,192 options granted to directors were outstanding. As of December 31, 2019 and 2018, there were 2,764 and 12,296 options outstanding, respectively, under the Somerset Hills’ stock option plans.
Excess tax benefits of stock based compensation were $189,000, $318,000 and $587,000 for the years 2019, 2018 and 2017, respectively.

Employee Stock Options
A summary of the status of the Company’s option plans as of December 31, 2019 and the changes during the year ending on that date is represented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	67,488	$8.28	2.86	$440,483
Exercised	(35,782)	8.75
Outstanding, end of year	31,706	$7.76	0.58	$305,120
Options exercisable at year-end	31,706	$7.76	0.58	$305,120

There were no non-vested options under the Company’s option plans as of December 31, 2019 and no changes to the non-vested options for the year then ended.
As of December 31, 2019, there was no unrecognized compensation expense related to unvested stock options under the 2018 Omnibus Equity Incentive Plan or the 2009 Equity Compensation Program. There was no compensation expense recognized for stock options for 2019 and 2018 and $14,000 of compensation expense for stock options was recognized for 2017.
The aggregate intrinsic values of options exercised in 2019 and 2018 were $265,000 and $406,000, respectively. Exercise of stock options during 2019 and 2018 resulted in cash receipts of $313,000 and $307,000, respectively. No options vested in 2019 and 2018.
Restricted Stock
Information regarding the Company’s restricted stock for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Price
Outstanding, beginning of year	11,701	$20.18
Granted	13,052	15.96
Vested	(11,643)	20.24
Outstanding, end of year	13,110	$15.93

In 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares will vest over a one year period, totaling $208,000 in compensation expense. In 2018, the Company granted 11,575 shares of restricted stock to non-employee directors at a grant date fair value of $20.30 per share under the Company’s 2018 Omnibus Equity Incentive Plan and 2009 Equity Compensation Program. These shares vested over a one year period, totaling $235,000 in compensation expense. In 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the Company’s 2009 Equity Compensation Program. These shares vested over a one year period, totaling $240,000 in compensation expense.
The total fair value of the restricted stock vested during the year ended December 31, 2019 was approximately $236,000. Compensation expense recognized for restricted stock was $212,000, $237,000 and $287,000 in 2019, 2018 and 2017, respectively. There was no unrecognized compensation expense related to restricted stock grants as of December 31, 2019.

Restricted Stock Units
Information regarding the Company’s RSUs and changes during the year ended December 31, 2019 is as follows:

	Number of RSUs	Weighted Average Price
Outstanding, beginning of year	299,347	$16.60
Granted	149,559	16.54
Vested	(138,578)	13.12
Forfeited	(9,699)	18.02
Outstanding, end of year	300,629	$18.13

In 2019, the Company granted 149,559 RSUs at a weighted average grant date fair value of $16.54 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreements. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the RSUs granted in 2019 is expected to average approximately $825,000 per year over a three year period. In 2018, the Company granted 159,233 RSUs at a weighted average grant date fair value of $19.09 per share under the Company’s 2018 Omnibus Equity Incentive Plan and 2009 Equity Compensation Program. These units vest within a range of two to three years. Compensation expense on these restricted stock units is expected to average approximately $1.0 million per year over a three year period. In 2017, the Company granted 132,523 RSUs at a weighted average grant date fair value of $19.92 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average $880,000 per year over a three year period. Compensation expense for restricted stock units totaled $2.3 million, $2.2 million and $2.0 million in 2019, 2018 and 2017, respectively. There was approximately $2.4 million in unrecognized compensation expense related to restricted stock units as of December 31, 2019, which is expected to be recognized over a period of 1.29 years.
NOTE 15 - REVENUE RECOGNITION
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
The Company primarily operates in one geographic region, Northern and Central New Jersey, metropolitan New York and contiguous areas. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

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
The following table sets forth the components of noninterest income for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Deposit Related Fees and Charges
Debit card interchange income	$5,719	$5,150	$4,474
Overdraft charges	4,052	3,938	4,656
ATM service charges	826	830	808
Demand deposit fees and charges	501	540	679
Savings service charges	107	126	123
Total	11,205	10,584	10,740
Commissions and Fees
Loan fees	1,510	1,264	1,136
Wire transfer charges	1,223	1,093	1,005
Investment services income	1,651	1,314	1,045
Merchant fees	813	784	718
Commissions from sales of checks	407	434	457
Safe deposit income	364	371	269
Other income	250	264	202
Total	6,218	5,524	4,832
Gains on Sale of Loans	1,660	1,329	1,836
Other Income
Gains on customer swap transactions	3,231	1,992	982
Title insurance income	183	195	200
Other income	1,463	295	518
Total	4,877	2,482	1,700
Revenue not from contracts with customers	2,836	2,391	6,327
Total Noninterest Income	$26,796	$22,310	$25,435
Timing of Revenue Recognition
Products and services transferred at a point in time	$23,885	$19,844	$19,040
Products and services transferred over time	75	75	68
Revenue not from contracts with customers	2,836	2,391	6,327
Total Noninterest Income	$26,796	$22,310	$25,435

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Litigation
There are no pending legal proceedings involving the Company or Lakeland other than those arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.
Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk
The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and consists of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Lakeland evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management’s credit evaluation of the borrower. At December 31, 2019 and 2018, Lakeland had $1.1 billion and $973.7 million in commitments to originate loans, including unused lines of credit.
Lakeland issues financial standby letters of credit and performance letters of credit that are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies based on management’s credit evaluation. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2019 and 2018 was $17.2 million and $21.6 million, respectively, and they expire through 2024. The fair value of Lakeland's liability for financial standby letters of credit was insignificant at December 31, 2019.
At December 31, 2019 and 2018 there were $100,000 and $808,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.
NOTE 17 - COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income or loss in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented.

	Year Ended December 31, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	$14,763	$(4,045)	$10,718
Unrealized losses on derivatives	(828)	242	(586)
Change in pension liability, net	(64)	18	(46)
Other comprehensive income	$13,871	$(3,785)	$10,086

	Year Ended December 31, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	$(4,241)	$734	$(3,507)
Unrealized gains on derivatives	9	32	41
Change in pension liability, net	29	(9)	20
Other comprehensive loss	$(4,203)	$757	$(3,446)

	Year Ended December 31, 2017
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized losses on securities available for sale
Unrealized holding losses arising during period	$(1,406)	$503	$(903)
Reclassification adjustment for securities gains included in net income	(2,524)	884	(1,640)
Net unrealized losses on available for sale securities	(3,930)	1,387	(2,543)
Unrealized gains on derivatives	57	(20)	37
Change in pension liability, net	(27)	11	(16)
Other comprehensive loss	$(3,900)	$1,378	$(2,522)

(in thousands, net of tax)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Balance at of January 1, 2017	$(117)	$672	$38	$593
Other comprehensive income (loss) before classifications	(903)	37	(16)	(882)
Amounts reclassified from accumulated other comprehensive income	(1,640)	—	—	(1,640)
Net current period other comprehensive income (loss)	(2,543)	37	(16)	(2,522)
Adjustment for implementation of ASU 2018-02	(572)	153	(1)	(420)
Balance at December 31, 2017	$(3,232)	$862	$21	$(2,349)

Adjustment for implementation of ASU 2016-01	(2,043)	—	—	(2,043)
Adjusted balance as of January 1, 2018	(5,275)	862	21	(4,392)

Net current period other comprehensive income (loss)	(3,507)	41	20	(3,446)
Balance at December 31, 2018	$(8,782)	$903	$41	$(7,838)

Net current period other comprehensive income (loss)	10,718	(586)	(46)	10,086
Balance at December 31, 2019	$1,936	$317	$(5)	$2,248
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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2019 and 2018, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$12,580	$123,067	$—	$135,647
Mortgage-backed securities	—	551,064	—	551,064
Obligations of states and political subdivisions	—	60,021	—	60,021
Corporate debt securities	—	9,168	—	9,168
Total securities available for sale	12,580	743,320	—	755,900
Equity securities, at fair value	1,735	14,738	—	16,473
Derivative assets	—	27,123	—	27,123
Total Assets	$14,315	$785,181	$—	$799,496
Liabilities:
Derivative liabilities	$—	$26,852	$—	$26,852
Total Liabilities	$—	$26,852	$—	$26,852

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,920	$136,007	$—	$140,927
Mortgage-backed securities	—	447,094	—	447,094
Obligations of states and political subdivisions	—	45,505	—	45,505
Corporate debt securities	—	5,092	—	5,092
Total securities available for sale	4,920	633,698	—	638,618
Equity securities, at fair value	2,731	13,190	—	15,921
Derivative assets	—	12,135	—	12,135
Total Assets	$7,651	$659,023	$—	$666,674
Liabilities:
Derivative liabilities	$—	$11,036	$—	$11,036
Total Liabilities	$—	$11,036	$—	$11,036

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Impaired loans	$—	$—	$5,789	$5,789
Loans held for sale	—	1,743	—	1,743
Other real estate owned and other repossessed assets	—	—	563	563

December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Impaired loans	$—	$—	$8,966	$8,966
Loans held for sale	—	1,113	—	1,113
Other real estate owned and other repossessed assets	—	—	830	830

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the income approach to value the collateral using the then market discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 4-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2019 and December 31, 2018 are outlined below.
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

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $901,000 in short-term municipal bond anticipation notes and $2.5 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The net loan portfolio is valued using an exit price approach, which incorporates a build-up discount rate calculation that uses a swap rate adjusted for credit risk, servicing costs, a liquidity premium and a prepayment premium.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and December 31, 2018:

December 31, 2019	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity	$123,975	$124,904	$—	$121,503	$3,401
Federal Home Loan and other membership bank stock	22,505	22,505	—	22,505	—
Loans, net	5,097,820	5,194,065	—	—	5,194,065
Financial Liabilities:
Certificates of deposit	870,804	871,418	—	871,418	—
Other borrowings	165,816	166,505	—	166,505	—
Subordinated debentures	118,220	117,992	—	—	117,992

December 31, 2018	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity	$153,646	$150,932	$—	$143,913	$7,019
Federal Home Loan and other membership bank stock	13,301	13,301	—	13,301	—
Loans, net	4,419,045	4,341,477	—	—	4,341,477
Financial Liabilities:
Certificates of deposit	757,038	750,801	—	750,801	—
Other borrowings	181,118	176,921	—	176,921	—
Subordinated debentures	105,027	102,497	—	—	102,497

NOTE 19 - DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2019 and 2018, Lakeland had $30.0 million and $498,000, respectively, in securities pledged for collateral on its interest rate swaps.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures (See Note 9). The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR . The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2019, the Company did not record any hedge ineffectiveness. The Company recognized $409,000 of accumulated other comprehensive income that was reclassified into interest expense during 2019. The Company did not enter into any hedges in 2019.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $243,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third party interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$947
Customer interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	25,905
Interest rate swap (cash flow hedge)	30,000	1.5	1.10%	3 Mo. LIBOR	271
Classified in Other Liabilities:
Customer interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$(947)
Third party interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	(25,905)

December 31, 2018	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13	$5,329
Customer interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05	5,707
Interest rate swap (cash flow hedge)	30,000	2.5	1.10%	3 Mo. LIBOR	1,099
Classified in Other Liabilities:
Customer interest rate swaps	$153,909	8.3	4.10%	1 Mo. LIBOR + 2.13	$(5,329)
3rd party interest rate swaps	164,427	12.0	5.04%	1 Mo. LIBOR + 2.05	(5,707)

NOTE 20 - REGULATORY MATTERS
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.
The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $629.1 million was available for payment of dividends from Lakeland to the Company as of December 31, 2019.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2019, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2019, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2019 and 2018, the Company and Lakeland have the following capital ratios based on the then current regulations:

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total capital (to risk-weighted assets)
Company	$721,741	13.40%	>	$565,504	> 10.50%		N/A	N/A
Lakeland	681,689	12.67%		564,981	10.50%	>	$538,077	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$593,539	11.02%	>	$457,789	> 8.50%		N/A	N/A
Lakeland	639,908	11.89%		457,365	8.50%	>	$430,462	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$563,539	10.46%	>	$377,003	> 7.00%		N/A	N/A
Lakeland	639,908	11.89%		376,654	7.00%	>	$349,750	> 6.50%
Tier 1 capital (to average assets)
Company	$593,539	9.41%	>	$252,234	> 4.00%		N/A	N/A
Lakeland	639,908	10.16%		252,039	4.00%	>	$315,048	> 5.00%

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total capital (to risk-weighted assets)
Company	$637,377	13.71%	>	$458,952	> 9.875%		N/A	N/A
Lakeland	605,560	13.06%		457,912	9.875%	>	$463,708	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$523,577	11.27%	>	$366,000	> 7.875%		N/A	N/A
Lakeland	565,549	12.20%		365,170	7.875%	>	$370,967	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$493,577	10.62%	>	$296,285	> 6.375%		N/A	N/A
Lakeland	565,549	12.20%		295,614	6.375%	>	$301,410	> 6.50%
Tier 1 capital (to average assets)
Company	$523,577	9.39%	>	$222,982	> 4.00%		N/A	N/A
Lakeland	565,549	10.17%		222,539	4.00%	>	$278,173	> 5.00%

The final rules implementing the Basel Committee on Banking Supervisions capital guidelines for U.S. Banks became effective for the Company on January 1, 2015, with full compliance with all the final rule’s requirements phased in over a multi-year schedule, and was fully phased in at January 1, 2019. The Basel Rules require a “capital conservation buffer.” The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% every January 1 until it reached 2.5% on January 1, 2019.

NOTE 21 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reported goodwill of $156.3 million at December 31, 2019 and $136.4 million at December 31, 2018. The Company recorded $19.8 million in goodwill from the Highlands merger in January 2019.
Core deposit intangible was $4.3 million on December 31, 2019 compared to $1.8 million on December 31, 2018. The Company recorded core deposit intangible of $3.7 million for the Highlands acquisition. In 2019, amortization of core deposit intangible totaled $1.2 million. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows:

(in thousands)
2020	$1,025
2021	868
2022	711
2023	554
2024	425

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
ASSETS
Cash and due from banks	$29,981	$23,285
Equity securities	1,735	2,743
Investment securities, held to maturity	1,000	1,000
Investment in subsidiaries	802,079	695,571
Other assets	9,828	7,182
TOTAL ASSETS	$844,623	$729,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,140	$1,015
Subordinated debentures	118,220	105,027
Total stockholders’ equity	725,263	623,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,623	$729,781

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2019	2018	2017
INCOME
Dividends from subsidiaries	$36,905	$30,589	$26,665
Other income (loss)	408	(125)	2,750
TOTAL INCOME	37,313	30,464	29,415
EXPENSE
Interest on subordinated debentures	5,983	5,141	5,091
Noninterest expenses	464	506	377
TOTAL EXPENSE	6,447	5,647	5,468
Income before benefit for income taxes	30,866	24,817	23,947
Income taxes benefit	(1,646)	(1,130)	(2,018)
Income before equity in undistributed income of subsidiaries	32,512	25,947	25,965
Equity in undistributed income of subsidiaries	38,160	37,454	26,615
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$70,672	$63,401	$52,580

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,672	$63,401	$52,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on securities	—	—	(2,539)
Amortization of subordinated debt costs	36	125	118
Change in market value of equity securities	(197)	338	—
Excess tax benefits	189	318	587
Increase in other assets	(1,873)	(1,446)	(1,927)
Increase (decrease) in other liabilities	121	(6)	(17)
Equity in undistributed income of subsidiaries	(38,160)	(37,454)	(26,615)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,788	25,276	22,187
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	—	—	(79)
Purchases of equity securities	(82)	(78)	—
Proceeds from sale of available for sale securities	—	—	3,217
Proceeds from sale of equity securities	1,287	2,155	—
Net cash received from business acquisition	24	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,229	2,077	3,138
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(24,919)	(21,307)	(18,853)
Retirement of restricted stock	(715)	(763)	(773)
Exercise of stock options	313	307	321
NET CASH USED IN FINANCING ACTIVITIES	(25,321)	(21,763)	(19,305)
Net increase in cash and cash equivalents	6,696	5,590	6,020
Cash and cash equivalents, beginning of year	23,285	17,695	11,675
CASH AND CASH EQUIVALENTS, END OF YEAR	$29,981	$23,285	$17,695

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
Based on their evaluation as of December 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2019, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2019. Their report, dated March 2, 2020, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 2, 2020

ITEM 9B – Other Information.
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.
ITEM 11 - Executive Compensation.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2018 Omnibus Equity Incentive Plan and the 2009 Equity Compensation Program as of December 31, 2019. These plans were the Company’s only equity compensation plans in existence as of December 31, 2019. The 2018 Omnibus Equity Incentive Plan is the successor to the 2009 Equity Compensation Program and no additional awards will be granted under the 2009 Equity Compensation Program.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	342,681	$7.84	1,829,259
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	342,681	$7.84	1,829,259
The number in column (a) does not include a total of 2,764 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $6.94.
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.
ITEM 14 - Principal Accounting Fees and Services.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.

PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)    Consolidated Balance Sheets as of December 31, 2019 and 2018.
(ii)    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2019.
(iii)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended
December 31, 2019.
(iv)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019.
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

4.3	Description of the Registrant's Securities

10.1+	Lakeland Bancorp, Inc. 2018 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2018.

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

10.22+
Amendment, dated May 9, 2019, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

10.23+
Change in Control Agreement, dated March 1, 2019, among Lakeland Bancorp, Inc., Lakeland Bank and Paul Ho Sing Loy, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

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

LAKELAND BANCORP, INC.

Dated:	March 2, 2020	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny*	Director	March 2, 2020
Bruce D. Bohuny

/s/ Mary Ann Deacon*	Chairman	March 2, 2020
Mary Ann Deacon

/s/ Brian M. Flynn*	Director	March 2, 2020
Brian M. Flynn

/s/ Mark J. Fredericks*	Director	March 2, 2020
Mark J. Fredericks

/s/ Brian Gragnolati*	Director	March 2, 2020
Brian Gragnolati

/s/ James E. Hanson II*	Director	March 2, 2020
James E. Hanson II

/s/ Janeth C. Hendershot*	Director	March 2, 2020
Janeth C. Hendershot

/s/ Lawrence R. Inserra, Jr.*	Director	March 2, 2020
Lawrence R. Inserra, Jr.

/s/ Robert E. McCracken*	Director	March 2, 2020
Robert E. McCracken

/s/ Robert B. Nicholson, III*	Director	March 2, 2020
Robert B. Nicholson, III

Signature	Capacity	Date

/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Thomas J. Shara

/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2020
Thomas Splaine

*By:	/s/ Thomas J. Shara	March 2, 2020
Thomas J. Shara Attorney-in-Fact