Form 10-K/A
period 2019-12-31
LAKELAND BANCORP INC
filed 2020-03-06
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A

(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE:
Lakeland Bancorp, Inc. Proxy Statement for its 2020 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 2, 2020, and is being filed solely to correct an administrative error to include the disclosure of auditor tenure in The Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K. The included disclosure on auditor tenure is as follows: “We have served as the Company’s auditor since 2013.” This change to the originally filed version of KPMG LLP's report does not affect KPMG's unqualified opinion on the Company's consolidated financial statements included in the original Form 10-K and this Amendment.

This Amendment includes currently-dated certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2 and 32 hereto, as well as a currently-dated consent of KPMG as exhibit 23.1 hereto.

For ease of reference, this Amendment amends the original Form 10-K in its entirety, making only the amendments described above. Except as described above, this Amendment does not otherwise amend, update or change any other information or disclosure contained in the original Form 10-K. This Amendment speaks only as of the date of the original Form 10-K and does not reflect any events that may have occurred subsequent to the date of the original Form 10-K.

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

LAKELAND BANCORP, INC.

Dated:	March 6, 2020	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny*	Director	March 6, 2020
Bruce D. Bohuny

/s/ Mary Ann Deacon*	Chairman	March 6, 2020
Mary Ann Deacon

/s/ Brian M. Flynn*	Director	March 6, 2020
Brian M. Flynn

/s/ Mark J. Fredericks*	Director	March 6, 2020
Mark J. Fredericks

/s/ Brian Gragnolati*	Director	March 6, 2020
Brian Gragnolati

/s/ James E. Hanson II*	Director	March 6, 2020
James E. Hanson II

/s/ Janeth C. Hendershot*	Director	March 6, 2020
Janeth C. Hendershot

/s/ Lawrence R. Inserra, Jr.*	Director	March 6, 2020
Lawrence R. Inserra, Jr.

/s/ Robert E. McCracken*	Director	March 6, 2020
Robert E. McCracken

/s/ Robert B. Nicholson, III*	Director	March 6, 2020
Robert B. Nicholson, III

Signature	Capacity	Date

/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2020
Thomas J. Shara

/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2020
Thomas Splaine

*By:	/s/ Thomas J. Shara	March 6, 2020
Thomas J. Shara Attorney-in-Fact