Form 10-Q
period 2020-03-31
LAKELAND BANCORP INC
filed 2020-05-11
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of May 1, 2020, there were 50,462,552 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(dollars in thousands)	(unaudited)
ASSETS
Cash	$272,560	$275,794
Interest-bearing deposits due from banks	13,076	6,577
Total cash and cash equivalents	285,636	282,371
Investment securities available for sale, at fair value	813,090	755,900
Equity securities, at fair value	16,902	16,473
Investment securities held to maturity; fair value of $119,023 at March 31, 2020 and $124,904 at December 31, 2019	115,752	123,975
Federal Home Loan Bank and other membership bank stock, at cost	28,575	22,505
Loans held for sale	3,098	1,743
Loans, net of deferred fees	5,328,623	5,137,823
Less: Allowance for loan losses	48,884	40,003
Net loans	5,279,739	5,097,820
Premises and equipment, net	47,618	47,608
Operating lease right-of-use assets	17,621	18,282
Accrued interest receivable	16,775	16,832
Goodwill	156,277	156,277
Other identifiable intangible assets	4,049	4,314
Bank owned life insurance	113,082	112,392
Other assets	115,694	54,744
TOTAL ASSETS	$7,013,908	$6,711,236
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$1,129,695	$1,124,121
Savings and interest-bearing transaction accounts	3,241,397	3,298,854
Time deposits $250 thousand and under	845,554	652,144
Time deposits over $250 thousand	238,492	218,660
Total deposits	5,455,138	5,293,779
Federal funds purchased and securities sold under agreements to repurchase	419,085	328,658
Other borrowings	140,715	165,816
Subordinated debentures	118,229	118,220
Operating lease liabilities	19,126	19,814
Other liabilities	124,693	59,686
TOTAL LIABILITIES	6,276,986	5,985,973
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000; issued shares 50,592,673 and outstanding shares 50,461,638 at March 31, 2020 and issued and outstanding shares 50,498,410 at December 31, 2019	560,653	560,263
Retained earnings	168,780	162,752
Treasury shares, at cost, 131,035 shares at March 31, 2020 and no shares at December 31, 2019	(1,452)	—
Accumulated other comprehensive income	8,941	2,248
TOTAL STOCKHOLDERS’ EQUITY	736,922	725,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,013,908	$6,711,236
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
INTEREST INCOME
Loans and fees	$57,857	$57,642
Federal funds sold and interest-bearing deposits with banks	159	254
Taxable investment securities and other	5,229	4,873
Tax-exempt investment securities	332	408
TOTAL INTEREST INCOME	63,577	63,177
INTEREST EXPENSE
Deposits	10,863	11,497
Federal funds purchased and securities sold under agreements to repurchase	429	608
Other borrowings	2,386	2,466
TOTAL INTEREST EXPENSE	13,678	14,571
NET INTEREST INCOME	49,899	48,606
Provision for loan losses	9,223	508
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,676	48,098
NONINTEREST INCOME
Service charges on deposit accounts	2,500	2,573
Commissions and fees	1,640	1,412
Income on bank owned life insurance	665	683
(Loss) gain on equity securities	(653)	353
Gains on sales of loans	415	371
Gains on sales of investment securities, net	342	—
Swap income	2,843	199
Other income	259	132
TOTAL NONINTEREST INCOME	8,011	5,723
NONINTEREST EXPENSE
Salaries and employee benefits	20,235	19,231
Net occupancy expense	2,836	2,954
Furniture and equipment	2,560	2,116
FDIC insurance expense	298	450
Stationery, supplies and postage	399	447
Marketing expense	227	469
Data processing expense	1,253	1,327
Telecommunications expense	444	493
ATM and debit card expense	587	602
Core deposit intangible amortization	265	304
Other real estate and repossessed asset expense	12	86
Long-term debt prepayment fee	356	—
Merger related expenses	—	2,860
Other expenses	3,032	2,645
TOTAL NONINTEREST EXPENSE	32,504	33,984
Income before provision for income taxes	16,183	19,837
Provision for income taxes	3,791	4,211
NET INCOME	$12,392	$15,626
PER SHARE OF COMMON STOCK
Basic earnings	$0.24	$0.31
Diluted earnings	$0.24	$0.31
Dividends	$0.125	$0.115
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2020	2019

NET INCOME	$12,392	$15,626
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains on securities available for sale	7,284	4,363
Reclassification for securities gains included in net income	(254)	—
Unrealized losses on derivatives	(337)	(214)
Other comprehensive income	6,693	4,149
TOTAL COMPREHENSIVE INCOME	$19,085	$19,775
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2020 and 2019

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2019	$514,703	$116,874	$—	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	—	125
January 1, 2019, as adjusted	514,703	116,999	—	(7,838)	623,864
Net income	—	15,626	—	—	15,626
Other comprehensive income, net of tax	—	—	—	4,149	4,149
Stock based compensation	696	—	—	—	696
Issuance of stock for Highlands acquisition	43,417	—	—	—	43,417
Retirement of restricted stock	(571)	—	—	—	(571)
Cash dividends on common stock of $0.115 per share	—	(5,838)	—	—	(5,838)
At March 31, 2019	$558,245	$126,787	$—	$(3,689)	$681,343

January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Net income	—	12,392	—	—	12,392
Other comprehensive income, net of tax	—	—	—	6,693	6,693
Purchase of treasury stock, 131,035 shares	—	—	(1,452)	—	(1,452)
Stock based compensation	847	—	—	—	847
Retirement of restricted stock	(457)	—	—	—	(457)
Cash dividends on common stock of $0.125 per share	—	(6,364)	—	—	(6,364)
At March 31, 2020	$560,653	$168,780	$(1,452)	$8,941	$736,922
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,392	$15,626
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,109	497
Depreciation and amortization	855	2,138
Amortization of intangible assets	265	304
Amortization of operating lease right-of-use assets	661	652
Provision for loan losses	9,223	508
Loans originated for sale	(14,634)	(8,931)
Proceeds from sales of loans held for sale	13,694	10,928
Gains on sales of securities	(342)	—
Change in market value of equity securities	653	(353)
Gains on sales of loans held for sale	(415)	(371)
Gains on other real estate and other repossessed assets	(86)	(36)
Losses on sales of premises and equipment	14	85
Long-term debt prepayment penalty	356	—
Stock-based compensation	847	696
Excess tax (deficiencies) benefits	(113)	131
Increase in other assets	(64,307)	(2,590)
Increase in other liabilities	64,225	959
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,397	20,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	13,454
Proceeds from repayments and maturities of available for sale securities	70,134	42,074
Proceeds from repayments and maturities of held to maturity securities	8,076	4,153
Proceeds from sales of equity securities	—	1,138
Proceeds from sales of available for sale securities	94,696	—
Purchase of available for sale securities	(213,062)	(36,085)
Purchase of held to maturity securities	—	(8,510)
Purchase of equity securities	(1,082)	(95)
Proceeds from redemptions of Federal Home Loan Bank stock	41,450	25,792
Purchases of Federal Home Loan Bank stock	(47,520)	(27,675)
Net increase in loans	(191,014)	(38,506)
Proceeds from sales of other real estate and repossessed assets	649	253
Proceeds from dispositions and sales of premises and equipment	—	953
Purchases of premises and equipment	(1,605)	(1,793)
NET CASH USED IN INVESTING ACTIVITIES	(239,278)	(24,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	161,448	34,545
Increase in federal funds purchased and securities sold under agreements to repurchase	90,427	27,361
Repayments of other borrowings	(25,456)	(33,133)
Purchase of treasury stock	(1,452)	—
Retirement of restricted stock	(457)	(571)
Dividends paid	(6,364)	(5,838)
NET CASH PROVIDED BY FINANCING ACTIVITIES	218,146	22,364
Net increase in cash and cash equivalents	3,265	17,760
Cash and cash equivalents, beginning of period	282,371	208,599
CASH AND CASH EQUIVALENTS, END OF PERIOD	$285,636	$226,359

	For the Three Months Ended March 31,
(in thousands)	2020	2019

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$368	$230
Cash paid during the period for interest	12,973	13,001
Transfer of loans into other repossessed assets and other real estate owned	(393)	102
Initial recognition of operating lease right-of-use assets	—	18,651
Initial recognition of operating lease liabilities	—	20,203
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,767
Investment securities	—	22,734
Loans, including loans held for sale	—	426,118
Goodwill and other intangible assets, net	—	23,125
Other assets	—	9,304
Total non-cash assets acquired	—	483,048
Liabilities assumed:
Deposits	—	409,638
Other borrowings	—	40,957
Other liabilities	—	2,490
Total liabilities assumed	—	453,085
Common stock issued	$—	$43,417
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2020 do not necessarily indicate the results that the Company will achieve for all of 2020.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
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
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. Highlands' assets were recorded at their preliminary estimated fair values as of January 4, 2019 and Highlands' results of operations have been included in the Company's Consolidated Statements of Income from that date forward.
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

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Highlands.

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,454
Securities, available for sale	21,234
Securities, held to maturity	1,500
Federal Home Loan Bank stock	1,767
Loans held for sale	1,113
Loans	425,005
Premises and equipment	2,613
Goodwill	19,844
Identifiable intangible assets	3,728
Accrued interest receivable and other assets	6,244
Total assets acquired	496,502
Liabilities assumed:
Deposits	(409,638)
Other borrowings	(27,800)
Subordinated debt	(13,157)
Other liabilities	(2,490)
Total liabilities assumed	(453,085)
Net assets acquired	$43,417

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
Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2019, the Company incurred $2.9 million of merger and acquisition integration-related expenses, which have been separately stated in the Company's Consolidated Statements of Income. There were no merger or acquisition integration-related expenses in 2020.

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
Generally, the pricing of transactions between the Company and each customer is either (i) established within a legally enforceable contract between the two parties, as is the case with loan sales, or (ii) disclosed to the customer at a specific point in time, as is the case when a deposit account is opened or before a new loan is underwritten. Fees are usually fixed at a specific amount or as a percentage of a transaction amount. No judgment or estimates by management are required to record revenue related to these transactions and pricing is clearly identified within these contracts.
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

The following table sets forth the components of noninterest income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Deposit Related Fees and Charges:
Debit card interchange income	$1,223	$1,218
Overdraft charges	953	996
ATM service charges	167	184
Demand deposit fees and charges	134	143
Savings service charges	23	32
Total	2,500	2,573
Commissions and Fees:
Loan fees	340	348
Wire transfer charges	308	267
Investment services income	523	352
Merchant fees	248	184
Commissions from sales of checks	83	103
Safe deposit income	86	91
Other income	51	61
Total	1,639	1,406
Gains on Sales of Loans	415	371
Other Income:
Gains on customer swap transactions	2,843	199
Title insurance (loss) income	(4)	90
Other income	97	61
Total	2,936	350
Revenue not from contracts with customers	521	1,023
Total Noninterest Income	$8,011	$5,723
Timing of Revenue Recognition:
Products and services transferred at a point in time	7,471	4,681
Products and services transferred over time	19	19
Revenue not from contracts with customers	521	1,023
Total Noninterest Income	$8,011	$5,723

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income available to common shareholders	$12,392	$15,626
Less: earnings allocated to participating securities	102	141
Net income allocated to common shareholders	$12,290	$15,485

Weighted average number of common shares outstanding - basic	50,586	50,275
Share-based plans	142	167
Weighted average number of common shares outstanding - diluted	50,728	50,442

Basic earnings per share	$0.24	$0.31
Diluted earnings per share	$0.24	$0.31

There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2020 and 2019.
NOTE 5 – INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale and held to maturity investment securities are as follows:

	March 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$155,853	$1,807	$(319)	$157,341	$135,361	$722	$(436)	$135,647
Mortgage-backed securities, residential	461,700	13,156	(1,305)	473,551	500,245	3,185	(1,551)	501,879
Mortgage-backed securities, multifamily	53,026	1,500	(18)	54,508	48,675	633	(123)	49,185
Asset-backed securities	43,064	—	(1,951)	41,113	—	—	—	—
Obligations of states and political subdivisions	77,353	1,023	(913)	77,463	58,979	1,077	(35)	60,021
Debt securities	9,000	114	—	9,114	9,000	168	—	9,168
	$799,996	$17,600	$(4,506)	$813,090	$752,260	$5,785	$(2,145)	$755,900

	March 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
HELD TO MATURITY
U.S. government agencies	$31,207	$901	$—	$32,108	$31,335	$182	$(8)	$31,509
Mortgage-backed securities, residential	70,999	2,162	—	73,161	76,229	734	(176)	76,787
Mortgage-backed securities, multifamily	740	44	—	784	1,750	4	(2)	1,752
Obligations of states and political subdivisions	10,306	164	—	10,470	12,161	195	—	12,356
Debt securities	2,500	—	—	2,500	2,500	—	—	2,500
	$115,752	$3,271	$—	$119,023	$123,975	$1,115	$(186)	$124,904

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of March 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$90,556	$90,722	$6,796	$6,831
Due after one year through five years	68,557	70,198	30,495	31,482
Due after five years through ten years	38,008	38,964	6,722	6,765
Due after ten years	45,085	44,034	—	—
	242,206	243,918	44,013	45,078
Mortgage-backed and asset-backed securities	557,790	569,172	71,739	73,945
Total securities	$799,996	$813,090	$115,752	$119,023

The following table shows proceeds from sales of available-for-sale securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Sales proceeds	$94,696	$—
Gross gains	569	—
Gross losses	(227)	—

Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $640.3 million and $581.1 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

March 31, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$74,745	$28	$19,355	$291	11	$94,100	$319
Mortgage-backed securities, residential	51,693	919	8,180	386	24	59,873	1,305
Mortgage-backed securities, multifamily	2,801	16	4,257	2	2	7,058	18
Asset-backed securities	41,112	1,951	—	—	6	41,112	1,951
Obligations of states and political subdivisions	24,318	913	—	—	11	24,318	913
	$194,669	$3,827	$31,792	$679	54	$226,461	$4,506
There are no unrealized losses for held-to-maturity securities at March 31, 2020.

December 31, 2019	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$11,625	$39	$41,617	$397	11	$53,242	$436
Mortgage-backed securities, residential	125,782	561	99,489	990	86	225,271	1,551
Mortgage-backed securities, multifamily	7,651	118	4,878	5	3	12,529	123
Obligations of states and political subdivisions	373	2	6,559	33	5	6,932	35
	$145,431	$720	$152,543	$1,425	105	$297,974	$2,145
HELD TO MATURITY
U.S. government agencies	$3,195	$6	$5,102	$2	2	$8,297	$8
Mortgage-backed securities, residential	12,462	46	10,592	130	16	23,054	176
Mortgage-backed securities, multifamily	—	—	998	2	1	998	2
	$15,657	$52	$16,692	$134	19	$32,349	$186

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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $16.9 million and $16.5 million at March 31, 2020 and December 31, 2019, respectively. The Company recorded purchases of $1.1 million and $95,000 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the Company recorded no sales of equity securities and recorded proceeds from sales of equity securities of $1.1 million for the three months ended March 31, 2019. The Company recorded $653,000 in market value losses on equity securities in noninterest income for the three months ended March 31, 2020, and $353,000 in market value gains on equity securities for the three months ended March 31, 2019.
As of March 31, 2020, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $915,000 and $16.0 million, respectively. The Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2020, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $12.5 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of March 31, 2020. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

NOTE 6 – LOANS AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2020	December 31, 2019
Commercial, secured by real estate	$3,740,319	$3,589,593
Commercial, industrial and other	467,346	431,934
Equipment finance	116,421	111,076
Real estate - residential mortgage	334,114	335,191
Real estate - construction	333,592	335,169
Home equity and consumer	340,071	337,977
Total loans	5,331,863	5,140,940
Less: deferred fees	(3,240)	(3,117)
Loans, net of deferred fees	$5,328,623	$5,137,823

At March 31, 2020 and December 31, 2019, home equity and consumer loans included overdraft deposit balances of $281,000 and $789,000, respectively. At March 31, 2020 and December 31, 2019, the Company had $1.5 billion and $1.3 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The following sets forth the carrying value of the purchased credit impaired ("PCI") loans acquired in mergers:

(in thousands)	March 31, 2020	December 31, 2019
Acquisition
Highlands	$7,494	$8,194
Pascack Community Bank ("Pascack")	106	113
Harmony Bank ("Harmony")	434	441
Total	$8,034	$8,748

The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019

Balance, beginning of period	$363	$81
Acquisitions	—	1,420
Accretion	(144)	(193)
Net reclassification non-accretable difference	72	30
Balance, end of period	$291	$1,338

Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	March 31, 2020	December 31, 2019
Commercial, secured by real estate	$23,851	$12,314
Commercial, industrial and other	1,909	1,539
Equipment finance	199	284
Real estate - residential mortgage	2,837	3,428
Real estate - construction	919	967
Home equity and consumer	2,689	2,606
Total non-accrual loans	$32,404	$21,138
Other real estate and other repossessed assets	393	563
TOTAL NON-PERFORMING ASSETS	$32,797	$21,701
Troubled debt restructurings, still accruing	$4,719	$5,650

Non-accrual loans included $2.2 million and $1.6 million of troubled debt restructurings at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Company had $1.5 million and $2.0 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.
An age analysis of past due loans, excluding PCI loans which are accounted for on a pool basis, segregated by class of loans as of March 31, 2020 and December 31, 2019, is as follows:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
March 31, 2020
Commercial, secured by real estate	$12,162	$8,032	$13,190	$33,384	$3,701,509	$3,734,893	$—
Commercial, industrial and other	2,101	1,010	1,057	4,168	462,284	466,452	—
Equipment finance	264	30	200	494	115,927	116,421	—
Real estate - residential mortgage	1,988	125	1,630	3,743	329,970	333,713	—
Real estate - construction	—	—	225	225	332,570	332,795	—
Home equity and consumer	1,645	299	1,243	3,187	336,368	339,555	99
	$18,160	$9,496	$17,545	$45,201	$5,278,628	$5,323,829	$99
December 31, 2019
Commercial, secured by real estate	$3,578	$1,200	$9,702	$14,480	$3,569,008	$3,583,488	$—
Commercial, industrial and other	353	71	1,064	1,488	429,502	430,990	—
Equipment finance	166	80	284	530	110,546	111,076	—
Real estate - residential mortgage	1,138	251	2,075	3,464	331,337	334,801	—
Real estate - construction	—	—	967	967	333,418	334,385	—
Home equity and consumer	1,573	287	1,533	3,393	334,059	337,452	—
	$6,808	$1,889	$15,625	$24,322	$5,107,870	$5,132,192	$—

Impaired Loans
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings, but excludes PCI loans. Impaired loans as of March 31, 2020 and December 31, 2019 are as follows:

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2020
Loans without specific allowance:
Commercial, secured by real estate	$23,705	$23,965	$—	$13,594	$30
Commercial, industrial and other	1,330	1,333	—	1,347	4
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	1,525	1,651	—	1,581	—
Real estate - construction	694	694	—	702	10
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,263	3,505	202	3,406	38
Commercial, industrial and other	106	105	5	105	2
Equipment finance	19	19	8	21	—
Real estate - residential mortgage	654	835	2	659	5
Real estate - construction	—	—	—	—	—
Home equity and consumer	638	739	5	640	8
Total:
Commercial, secured by real estate	$26,968	$27,470	$202	$17,000	$68
Commercial, industrial and other	1,436	1,438	5	1,452	6
Equipment finance	19	19	8	21	—
Real estate - residential mortgage	2,179	2,486	2	2,240	5
Real estate - construction	694	694	—	702	10
Home equity and consumer	638	739	5	640	8
	$31,934	$32,846	$222	$22,055	$97

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
Loans without specific allowance:
Commercial, secured by real estate	$12,478	$12,630	$—	$10,386	$164
Commercial, industrial and other	1,391	1,381	—	1,334	16
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	803	815	—	233	—
Real estate - construction	1,663	1,661	—	82	2
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,470	3,706	228	4,554	190
Commercial, industrial and other	113	113	5	113	6
Equipment finance	23	23	10	21	—
Real estate - residential mortgage	1,512	1,682	104	926	19
Real estate - construction	—	—	—	—	—
Home equity and consumer	671	765	5	693	29
Total:
Commercial, secured by real estate	$15,948	$16,336	$228	$14,940	$354
Commercial, industrial and other	1,504	1,494	5	1,447	22
Equipment finance	23	23	10	21	—
Real estate - residential mortgage	2,315	2,497	104	1,159	19
Real estate - construction	1,663	1,661	—	82	2
Home equity and consumer	671	765	5	693	29
	$22,124	$22,776	$352	$18,342	$426

Interest income recognized on impaired loans was $97,000 and $144,000 for the three months ended March 31, 2020 and 2019, respectively. Interest that would have been accrued on impaired loans during the first three months of 2020 and 2019 had the loans been performing under original terms would have been $297,000 and $268,000, respectively.
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

The following table shows the Company’s commercial loan portfolio as of March 31, 2020 and December 31, 2019, by the risk ratings discussed above (in thousands):

March 31, 2020	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$554	$—	$554
2	—	18,099	—	18,099
3	73,368	35,528	—	108,896
4	986,743	117,485	17,899	1,122,127
5	2,329,762	203,708	301,455	2,834,925
5W - Watch	227,836	68,160	1,050	297,046
6 - Other assets especially mentioned	59,250	9,338	11,472	80,060
7 - Substandard	63,360	14,474	1,716	79,550
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,740,319	$467,346	$333,592	$4,541,257

December 31, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$898	$—	$898
2	—	17,988	—	17,988
3	74,072	39,112	—	113,184
4	965,825	107,376	17,941	1,091,142
5	2,332,863	215,975	307,824	2,856,662
5W - Watch	100,347	30,192	6,959	137,498
6 - Other assets especially mentioned	55,438	11,328	—	66,766
7 - Substandard	61,048	9,065	2,445	72,558
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,589,593	$431,934	$335,169	$4,356,696

The risk rating tables above do not include residential mortgage loans, consumer loans, or equipment finance loans because they are evaluated on their payment status.
Allowance for Loan Losses
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, a stimulus package signed into law on March 27, 2020 to address economic disruption caused by the COVID-19 pandemic, provides financial institutions with the option to defer adoption of the Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) until the earlier of the end of the pandemic or December 31, 2020. The Company has elected to defer adoption of ASU 2016-13 and its Current Expected Credit Loss methodology ("CECL").

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended March 31, 2020
Beginning Balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Charge-offs	(169)	—	(84)	(116)	—	(114)	(483)
Recoveries	26	30	14	20	32	19	141
Provision	5,986	2,170	370	(29)	640	86	9,223
Ending Balance	$34,793	$5,489	$1,257	$1,600	$3,344	$2,401	$48,884

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended March 31, 2019
Beginning Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(187)	(147)	(87)	(50)	—	(45)	(516)
Recoveries	115	97	2	9	5	71	299
Provision	(294)	900	45	39	(133)	(49)	508
Ending Balance	$27,515	$2,592	$947	$1,564	$2,887	$2,474	$37,979

Loans receivable summarized by portfolio segment and impairment method are as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
March 31, 2020
Ending Balance: Individually evaluated for impairment	$26,968	$1,436	$19	$2,179	$694	$638	$31,934
Ending Balance: Collectively evaluated for impairment	3,707,925	465,016	116,402	331,534	332,101	338,917	5,291,895
Ending Balance: Loans acquired with deteriorated credit quality	5,426	894	—	401	797	516	8,034
Ending Balance (1)	$3,740,319	$467,346	$116,421	$334,114	$333,592	$340,071	$5,331,863

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2019
Ending Balance: Individually evaluated for impairment	$15,948	$1,504	$23	$2,315	$1,663	$671	$22,124
Ending Balance: Collectively evaluated for impairment	3,567,540	429,486	111,053	332,486	332,722	336,781	5,110,068
Ending balance: Loans acquired with deteriorated credit quality	6,105	944	—	390	784	525	8,748
Ending Balance (1)	$3,589,593	$431,934	$111,076	$335,191	$335,169	$337,977	$5,140,940

(1)	Excludes deferred fees

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
March 31, 2020
Ending Balance: Individually evaluated for impairment	$202	$5	$8	$2	$—	$5	$222
Ending Balance: Collectively evaluated for impairment	34,591	5,484	1,249	1,598	3,344	2,396	48,662
Ending Balance	$34,793	$5,489	$1,257	$1,600	$3,344	$2,401	$48,884

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2019
Ending Balance: Individually evaluated for impairment	$228	$5	$10	$104	$—	$5	$352
Ending Balance: Collectively evaluated for impairment	28,722	3,284	947	1,621	2,672	2,405	39,651
Ending Balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.0 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
Troubled Debt Restructurings
Loans are classified as troubled debt restructured loans ("TDR") in cases where borrowers experience financial difficulties and Lakeland makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. The Company considers the potential losses on these loans as well as the remainder of its impaired loans while considering the adequacy of the allowance for loan losses.
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (“Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification is made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification is entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 is no longer characterized as a National Emergency or (b) December 31, 2020. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if they are modified at a time when the borrower is current and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
There are no loans that were restructured during the three months ended March 31, 2020 and 2019.
The following table summarizes as of March 31, 2020 and 2019, loans that were restructured within the previous twelve months that have subsequently defaulted:

	March 31, 2020		March 31, 2019
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Home equity and consumer	2	$83	—	$—
	2	$83	—	$—

Other Real Estate and Other Repossessed Assets
At March 31, 2020 and December 31, 2019, the Company had other real estate owned of $393,000 and $563,000, respectively, consisting of residential property acquired as a result of foreclosure proceedings. There were no balances of other repossessed assets at both March 31, 2020 and December 31, 2019.

NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. At March 31, 2020, the Company had lease liabilities totaling $19.1 million and right-of-use assets totaling $17.6 million related to these leases. At December 31, 2019, the Company had lease liabilities totaling $19.8 million and right-of-use assets totaling $18.3 million. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the three months ended March 31, 2020, the weighted average remaining lease term for operating leases was 10.25 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.52%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease cost	$828	$820
Short-term lease cost	—	—
Variable lease cost	32	35
Sublease income	(31)	(31)
Net lease cost	$829	$824

The table below presents other information on the Company's operating leases for the three months ended March 31, 2020:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$689
Right-of-use asset obtained in exchange for new operating lease liabilities	$—

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2020. At March 31, 2020, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2020 are as follows:

(in thousands)
Within one year	$3,238
After one year but within three years	5,482
After three years but within five years	4,339
After 5 years	10,096
Total undiscounted cash flows	23,155
Discount on cash flows	(4,029)
Total lease liability	$19,126

NOTE 8 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $98.4 million and $30.0 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with financial institutions at March 31, 2020 and December 31, 2019.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR . The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020, the Company did not record any hedge ineffectiveness. The Company recognized $62,000 and $124,000 of accumulated other comprehensive income that was reclassified into interest expense for the first three months of 2020 and 2019, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $105,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Customer interest rate swaps	780,599	9.7	3.89%	1 Mo. LIBOR + 1.89%	91,277
Classified in Other Liabilities:
3rd Party interest rate swaps	780,599	9.7	3.89%	1 Mo. LIBOR + 1.89%	(91,277)
Interest rate swap (cash flow hedge)	30,000	1.3	1.10%	3 Mo. LIBOR	(207)

December 31, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$947
Customer interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	25,905
Interest rate swap (cash flow hedge)	30,000	1.5	1.10%	3 Mo. LIBOR	271
Classified in Other Liabilities:
Customer interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$(947)
3rd party interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	(25,905)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $156.3 million at both March 31, 2020 and December 31, 2019. The Company recorded $19.8 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking. At March 31, 2020, the Company evaluated whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount, by assessing relevant events and circumstances as a result of the impact of COVID-19 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.
The Company had core deposit intangibles of $4.0 million and $4.3 million at March 31, 2020 and December 31, 2019, respectively. The Company recorded core deposit intangibles of $3.7 million for the Highlands acquisition in January 2019. The estimated future amortization expense for the remainder of 2020 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2020	$760
2021	868
2022	711
2023	554
2024	425
2025	317

NOTE 10 – BORROWINGS
At March 31, 2020 and December 31, 2019, the Company had overnight and short-term borrowings from the Federal Home Loan Bank ("FHLB") totaling $360.0 million and $200.0 million, respectively. In addition, overnight and short-term borrowings from correspondent banks totaled $20.0 million and $85.0 million at March 31, 2020 and December 31, 2019, respectively.
Other short-term borrowings at March 31, 2020 and December 31, 2019 consisted of short-term securities sold under agreements to repurchase of $39.1 million and $43.7 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of March 31, 2020, the Company had $39.8 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
Advances from the FHLB totaled $140.7 million at March 31, 2020 compared to $165.8 million at December 31, 2019 and were collateralized by first mortgage loans. The advances have prepayment penalties. In the first quarter of 2020, the Company repaid two advances totaling $10.0 million and recorded $356,000 in long-term debt prepayment fees.
NOTE 11 – SHARE-BASED COMPENSATION
The Company's shareholders approved the 2018 Omnibus Equity Incentive Plan (the "Plan"), which authorizes the granting of incentive stock options, supplemental stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock-based awards and cash-based awards to officers, employees and non-employee directors of, and consultants and advisors to, the Company and its subsidiaries. The Company previously granted such awards under the 2009 Equity Compensation Program; however, no further awards may be granted from the 2009 program.

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2020	13,110	$15.93
Granted	13,041	16.87
Vested	(13,052)	15.96
Outstanding, March 31, 2020	13,099	$16.83

In the first three months of 2020, the Company granted 13,041 shares of restricted stock to non-employee directors at a grant date fair value of $16.87 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In the first three months of 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $208,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $54,000 and $55,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was unrecognized compensation cost of $166,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.79 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2020	300,629	$18.13
Granted	169,169	15.56
Vested	(84,082)	18.74
Forfeited	(5,416)	18.45
Outstanding, March 31, 2020	380,300	$16.85

In the first three months of 2020, the Company granted 169,169 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $15.56 per share. These units vest within a range of two years to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first three months of 2020 is expected to average approximately $877,000 per year over a three year period. In the first three months of 2019, the Company granted 127,559 RSUs under the Company’s 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.66 per share. Compensation expense on these RSUs is expected to average approximately $708,000 per year over a three year period.
The Company recognized share based compensation expense of $794,000 and $640,000 on RSUs for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation expense related to RSUs was approximately $4.1 million as of March 31, 2020, and that cost is expected to be recognized over a period of 1.88 years.

Stock Options
A summary of the activity under the Company’s stock option plans as of March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	31,706	$7.76	0.58	$305,120
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2020	31,706	$7.76	0.33	$96,811
Options exercisable at March 31, 2020	31,706	$7.76	0.33	$96,811

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were no grants of stock options in the first three months of 2020 or 2019. There were no stock options exercised during the first three months of 2020 or 2019. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2020.
NOTE 12 – COMPREHENSIVE INCOME
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	March 31, 2020			March 31, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$9,796	$(2,512)	$7,284	$6,109	$(1,746)	$4,363
Reclassification adjustment for net gains arising during the period	(342)	88	(254)	—	—	—
Net unrealized gains	9,454	(2,424)	7,030	6,109	(1,746)	4,363
Unrealized losses on derivatives	(478)	141	(337)	(271)	57	(214)
Other comprehensive income, net	$8,976	$(2,283)	$6,693	$5,838	$(1,689)	$4,149

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total
Beginning balance	$1,936	$317	$(5)	$2,248	$(8,782)	$903	$41	$(7,838)
Other comprehensive income (loss) before classifications	7,284	(337)	—	6,947	4,363	(214)	—	4,149
Amounts reclassified from accumulated other comprehensive income	(254)	—	—	(254)	—	—	—	—
Net current period other comprehensive income (loss)	7,030	(337)	—	6,693	4,363	(214)	—	4,149
Ending balance	$8,966	$(20)	$(5)	$8,941	$(4,419)	$689	$41	$(3,689)

NOTE 13 – FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2020, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2020
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$76,986	$80,355	$—	$157,341
Mortgage-backed securities	—	528,059	—	528,059
Asset-backed securities	—	41,113	—	41,113
Obligations of states and political subdivisions	—	77,463	—	77,463
Debt securities	—	9,114	—	9,114
Total securities available for sale	76,986	736,104	—	813,090
Equity securities, at fair value	915	15,987	—	16,902
Derivative assets	—	91,277	—	91,277
Total Assets	$77,901	$843,368	$—	$921,269
Liabilities:
Derivative liabilities	$—	$91,484	$—	$91,484
Total Liabilities	$—	$91,484	$—	$91,484
December 31, 2019
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$12,580	$123,067	$—	$135,647
Mortgage-backed securities	—	551,064	—	551,064
Obligations of states and political subdivisions	—	60,021	—	60,021
Debt securities	—	9,168	—	9,168
Total securities available for sale	12,580	743,320	—	755,900
Equity securities, at fair value	1,735	14,738	—	16,473
Derivative assets	—	27,123	—	27,123
Total Assets	$14,315	$785,181	$—	$799,496
Liabilities:
Derivative liabilities	$—	$26,852	$—	$26,852
Total Liabilities	$—	$26,852	$—	$26,852

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
March 31, 2020
Assets:
Impaired loans	$—	$—	$4,680	$4,680
Loans held for sale	—	3,098	—	3,098
Other real estate owned and other repossessed assets	—	—	393	393

December 31, 2019
Assets:
Impaired loans	$—	$—	$5,789	$5,789
Loans held for sale	—	1,743	—	1,743
Other real estate owned and other repossessed assets	—	—	563	563

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
The estimation methodologies used, the estimated fair values and recorded book balances at March 31, 2020, and December 31, 2019, are outlined below.
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

The fair value of investment securities held to maturity is measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $75,000 in short-term municipal bond anticipation notes and $2.5 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2020
Financial Assets:
Investment securities held to maturity	$115,752	$119,023	$—	$116,448	$2,575
Federal Home Loan Bank and other membership bank stocks	28,575	28,575	—	28,575	—
Loans, net	5,279,739	5,229,776	—	—	5,229,776
Financial Liabilities:
Certificates of deposit	1,084,046	1,084,580	—	1,084,580	—
Other borrowings	140,715	144,658	—	144,658	—
Subordinated debentures	118,229	112,272	—	—	112,272
December 31, 2019
Financial Assets:
Investment securities held to maturity	$123,975	$124,904	$—	$121,503	$3,401
Federal Home Loan Bank and other membership bank stocks	22,505	22,505	—	22,505	—
Loans, net	5,097,820	5,194,065	—	—	5,194,065
Financial Liabilities:
Certificates of deposit	870,804	871,418	—	871,418	—
Other borrowings	165,816	166,505	—	166,505	—
Subordinated debentures	118,220	117,992	—	—	117,992

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019.
Statements Regarding Forward Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan losses), the Company's future tax expense, corporate objectives, the anticipated impact of COVID-19 and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K/A, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; public health crises (such as the governmental, social and economic effects of the novel coronavirus); the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation and regulation affecting the financial services industry; government intervention in the U.S. financial system; changes in federal and state tax laws; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and equipment financing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; and customers’ acceptance of Lakeland’s products and services.
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
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in the Company’s most recent Annual Report on Form 10-K/A.
Executive Summary
In December 2019, a novel strain of coronavirus, ("COVID-19"), was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, the U.S. economy or the markets in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2020, we may experience temporary closures of our offices and/or suspension of certain services until it is safe to open and return to work. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the COVID-19 pandemic will last or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration ("SBA") to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the lesser of (1) 2.5 times its average monthly payroll costs or (2) $10.0 million. PPP loans will have (a) an interest rate of 1.00%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of the disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (“Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification is made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification is entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 is no longer characterized as a National Emergency or (b) December 31, 2020. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if they are modified at a time when the borrower is current and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
The CARES Act also provides financial institutions with the option to defer adoption of the Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) until the earlier of the end of the pandemic or December 31, 2020. The Company has elected to defer adoption of ASU 2016-13 and its Current Expected Credit Loss methodology ("CECL").
Management has identified that the COVID-19 pandemic could adversely affect the liquidity of the Company. As such, management has taken specific steps to raise awareness of the risk and taken action to minimize the risk. In addition to processes already in place to closely monitor changes in liquidity needs, including those that may result from the COVID-19 pandemic, the Company has increased collateral and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While we are unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.
In addition, the carrying value of investment securities, right-of-use assets, goodwill and other intangibles could decrease resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company's business.
As the COVID-19 pandemic has advanced, Lakeland has made it a priority to safeguard the health of our associates and customers, while assisting customers impacted by the economic burdens of COVID-19 and providing support to our communities. Lakeland initiated remote working plans and encouraged the use of our mobile and online banking alternatives as we adjusted our branch hours, decreased lobby usage and temporarily closed branches. To assist COVID-19 impacted borrowers, we are offering temporary payment deferrals on commercial, mortgage and consumer loans and we are assisting customers with the origination of PPP loans to help strengthen local businesses and preserve jobs in our communities. Despite this challenging environment, our associates show tireless professionalism, compassion and dedication to serving our customers under these unprecedented conditions. We remain open for business, continuing to lend to qualified businesses for working capital and general business purposes. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
Financial Overview
For the first quarter of 2020, the Company reported net income of $12.4 million and earnings per diluted share of $0.24 compared to net income of $15.6 million and earnings per diluted share of $0.31 for the first quarter of 2019. For the first quarter of 2020, annualized return on average assets was 0.76%, annualized return on average common equity was 6.77% and annualized return on average tangible common equity was 8.65% compared to 1.02%, 9.41%, and 12.32%, respectively, for the first quarter of 2019.

The first quarter of 2020 results were adversely impacted by a $9.2 million provision for loan losses compared to a $508,000 provision for the same period last year. The increased provision was primarily due to an increase in certain qualitative factors to account for the impact of COVID-19 and COVID-related loan downgrades, resulting in approximately $8.0 of the provision. The remaining $1.2 million of the provision is attributable to loan growth, a change in the loan portfolio composition and a change in loss rates.
Net interest margin was 3.28% in the first quarter of 2020 compared to 3.42% in the first quarter of 2019, while total loans, net of deferred fees, grew $190.8 million, or 4%, to $5.33 billion during the first three months of 2020. Total deposits increased $161.4 million, or 3%, from December 31, 2019 to March 31, 2020, to $5.46 billion.
Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019
Net Income
Net income was $12.4 million, or $0.24 per diluted share, for the first quarter of 2020 compared to net income of $15.6 million, or $0.31 per diluted share, for the first quarter of 2019. The reduction in net income compared to the first quarter of 2019 was due primarily to the increased provision for loan losses mentioned above. Net interest income of $49.9 million for the first quarter of 2020 increased $1.3 million from the first quarter of 2019 due to the growth of interest-earning assets and a decrease in interest rates on interest-bearing liabilities partially offset by a decrease in the yield on interest earning assets.
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
Net interest income on a tax equivalent basis for the first quarter of 2020 was $50.0 million, compared to $48.7 million for the first quarter of 2019. The net interest margin decreased to 3.28% in the first quarter of 2020 from 3.42% in the first quarter of 2019 primarily as a result of a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities. The components of net interest income will be discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2020 and March 31, 2019 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Interest-earning assets:
Loans (1)	$5,208,097	$57,857	4.47%	$4,871,534	$57,642	4.80%
Taxable investment securities and other	817,143	5,229	2.56%	782,699	4,873	2.49%
Tax-exempt securities	62,844	420	2.67%	75,347	516	2.74%
Federal funds sold (2)	44,919	159	1.42%	43,273	254	2.35%
Total interest-earning assets	6,133,003	63,665	4.17%	5,772,853	63,285	4.44%
Noninterest-earning assets:
Allowance for loan losses	(40,621)			(41,829)
Other assets	472,920			452,200
TOTAL ASSETS	$6,565,302			$6,183,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$496,798	$85	0.07%	$513,270	$94	0.07%
Interest-bearing transaction accounts	2,830,778	6,826	0.97%	2,554,865	7,417	1.18%
Time deposits	872,998	3,952	1.81%	890,070	3,986	1.79%
Borrowings	437,578	2,815	2.54%	435,501	3,074	2.82%
Total interest-bearing liabilities	4,638,152	13,678	1.18%	4,393,706	14,571	1.34%
Noninterest-bearing liabilities:
Demand deposits	1,109,638			1,056,060
Other liabilities	80,793			60,253
Stockholders' equity	736,719			673,205
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,565,302			$6,183,224
Net interest income/spread		49,987	2.99%		48,714	3.10%
Tax equivalent basis adjustment		88			108
NET INTEREST INCOME		$49,899			$48,606
Net interest margin (3)			3.28%			3.42%
(1)    Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)    Includes interest-bearing cash accounts.
(3)    Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis increased $380,000, or 1% from $63.3 million in the first quarter of 2019 to $63.7 million in the first quarter of 2020, as a result of higher volumes of interest-earning assets partially offset by a reduction in the yield on interest-earning assets. Average loans increased $336.6 million compared to the first quarter of 2019 while the yield on average loans decreased 33 basis points to 4.47% in the first quarter of 2020 from the first quarter of 2019. Total average taxable investment securities increased $34.4 million to $817.1 million for the first quarter of 2020 from the first quarter of 2019, while average tax-exempt securities decreased $12.5 million to $62.8 million for the same periods. The yield on average taxable investment securities increased seven basis points from the first quarter of 2019 to 2.56% for the first quarter of 2020, while the yield on average tax-exempt investment securities decreased seven basis points to 2.67%.
Total interest expense of $13.7 million in the first quarter of 2020 was $893,000 less than the $14.6 million reported for the same period in 2019. Total average interest-bearing liabilities increased $244.4 million primarily as a result of organic growth in money market accounts due to increased marketing efforts. The cost of average interest-bearing liabilities decreased from 1.34% in the first quarter of 2019 to 1.18% in the first quarter of 2020. For the first quarter of 2020, the cost of interest-bearing transaction accounts and borrowings decreased by 21 basis points and 28 basis points, respectively, when compared to the same period in 2019, largely driven by reductions in the federal funds rate.

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
In the first quarter of 2020, a $9.2 million provision for loan loss was recorded, compared to $508,000 for the same period last year. As previously noted, approximately $8.0 million of the increase in provision was due to an increase in certain qualitative factors to account for the impact of COVID-19 and COVID-related loan downgrades, while the remaining $1.2 million of the provision is attributable to loan growth, a change in the loan portfolio composition and a change in loss rates. The Company recorded charge offs of $483,000 and recoveries of $141,000 in the first quarter of 2020 compared to charge offs of $516,000 and recoveries of $299,000 in the first quarter of 2019. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income increased $2.3 million to $8.0 million for the first quarter of 2020 compared to $5.7 million during the same period in 2019 due primarily to an increase in swap income of $2.6 million. The first quarter of 2020 included $342,000 in gains on sales of investment securities compared to none in the first quarter of 2019. Commissions and fees increased $228,000 compared to the first quarter of 2019 due primarily to increased investment services income. The first quarter of 2020 also included losses on equity securities of $653,000 compared to gains of $353,000 during the same period in 2019.
Noninterest Expense
Noninterest expense in the first quarter of 2020 totaled $32.5 million compared to $34.0 million reported for the same quarter of 2019, a decrease of $1.5 million. Excluding merger-related expenses recorded in the first quarter of 2019, noninterest expense increased $1.4 million, or 4%, in the first quarter of 2020 compared to the first quarter of 2019. Salaries and employee benefits expense was $20.2 million for the first quarter of 2020, increasing $1.0 million, or 5%, from the same period last year, as a result of additions to staff to support continued growth, normal merit increases and increases in benefits costs. Furniture and equipment increased $444,000 compared to the first quarter of 2019 due primarily to an increase in costs associated with the Company's digital strategy initiative. Marketing expense decreased $242,000 due to the timing of marketing campaigns. First quarter 2020 results also included a long-term debt prepayment fee of $356,000 resulting from the payoff of $10.0 million in FHLB debt yielding 2.89%.
The Company’s efficiency ratio, a non-GAAP financial measure, was 55.3% in the first quarter of 2020, compared to 56.6% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019

Total noninterest expense	$32,504	$33,984
Amortization of core deposit intangibles	(265)	(304)
Merger-related expenses	—	(2,860)
Long term debt prepayment fee	(356)	—
Noninterest expense, as adjusted	$31,883	$30,820

Net interest income	$49,899	$48,606
Noninterest income	8,011	5,723
Total revenue	57,910	54,329
Tax-equivalent adjustment on municipal securities	88	108
(Gains) losses on sales of investment securities	(342)	—
Total revenue, as adjusted	$57,656	$54,437
Efficiency ratio	55.3%	56.6%

Income Tax Expense
The effective tax rate in the first quarter of 2020 was 23.4% compared to 21.2% during the same period in 2019 as a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019, which resulted in increasing our annualized effective tax rate to 23.4%.
Financial Condition
The Company’s total assets increased $302.7 million from December 31, 2019, to $7.01 billion at March 31, 2020. Total loans, net of deferred fees, were $5.33 billion, an increase of $190.8 million, or 4%, from $5.14 billion at December 31, 2019. Total deposits were $5.46 billion, an increase of $161.4 million, or 3%, from December 31, 2019, while total borrowings increased $65.3 million to $678.0 million at March 31, 2020.
Loans
Gross loans of $5.33 billion at March 31, 2020 increased $190.9 million from December 31, 2019, primarily in the commercial loans secured by real estate category which increased $150.7 million, or 4%. Commercial, industrial and other loans increased $35.4 million, or 8%. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of April 30, 2020, we had approved 1,866 applications for approximately $321.7 million of loans under the PPP.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $21.7 million at December 31, 2019 to $32.8 million at March 31, 2020. The increase in non-performing assets primarily resulted from loans to one borrower totaling $9.5 million moving into non-accrual status for reasons unrelated to COVID-19. Non-accrual loans in the commercial loans secured by real estate and commercial, industrial and other categories increased $11.5 million and $370,000, respectively, while the residential mortgage category decreased $591,000. The percentage of non-performing assets to total assets was 0.47% at March 31, 2020 compared to 0.32% at December 31, 2019. Non-accrual loans at March 31, 2020 included four loan relationships with a balance of $1 million or greater, totaling $18.7 million, and six loan relationships between $500,000 and $1.0 million, totaling $4.1 million. Loans past due ninety days or more and still accruing totaled $99,000 at March 31, 2020 compared to none at December 31, 2019.
Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. On March 31, 2020, the Company had $4.7 million in loans that were troubled debt restructurings and accruing interest income compared to $5.7 million at December 31, 2019. These loans are expected to be able to perform under the modified terms of the loan. On March 31, 2020, the Company had $2.2 million in troubled debt restructurings that were included in non-accrual loans compared to $1.6 million at December 31, 2019.
As of April 30, 2020, we have applications for payment deferrals on approximately $909.4 million of commercial loans and $60.7 million of mortgage and consumer loans. As of March 31, 2020, to the extent that we received deferral requests on Pass loans in the commercial loan portfolio, the Company downgraded the risk ratings of these loans to 5W or "Watch" totaling $178.5 million. In addition, commercial loans with payment deferral requests received after March 31, 2020, were downgraded to 5W in the second quarter of 2020.
On March 31, 2020, the Company had $31.9 million in impaired loans (consisting primarily of non-accrual and restructured loans) compared to $22.1 million at year-end 2019. The Company also had purchased credit impaired loans from prior acquisitions with carrying values of $8.0 million at March 31, 2020. For more information on impaired loans see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $222,000 of the allowance for loan losses has been allocated for impairment at March 31, 2020 compared to $352,000 at December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had $44.5 million and $47.7 million, respectively, in loans that were rated substandard that were not classified as non-performing or impaired.
There were no loans at March 31, 2020, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for loan losses
As noted earlier in this discussion, pursuant to the CARES Act, the Company has delayed implementation of ASU 2016-13, CECL accounting standard. Upon the Company's future adoption of CECL, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings, with an effective retrospective implementation date of January 1, 2020.

The overall balance of the allowance for loan losses of $48.9 million at March 31, 2020 increased $8.9 million from December 31, 2019, an increase of 22%. The change in the allowance within loan segments during the two comparable periods is principally due to factors relating to COVID-19 to the extent identified by the Company and gives effect to changes in the Company's level of loan growth and related credit downgrades.
The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2019
Balance at the beginning of the year	$40,003	$37,688	$37,688
Loans charged off:
Commercial, secured by real estate	(169)	(187)	(544)
Commercial, industrial and other	—	(147)	(645)
Equipment finance	(84)	(87)	(414)
Real estate - mortgage	(116)	(50)	(50)
Home equity and consumer	(114)	(45)	(283)
Total loans charged off	(483)	(516)	(1,936)
Recoveries:
Commercial, secured by real estate	26	115	251
Commercial, industrial and other	30	97	1,100
Equipment finance	14	2	332
Real estate - mortgage	20	9	66
Real estate - construction	32	5	126
Home equity and consumer	19	71	246
Total recoveries	141	299	2,121
Net recoveries (charge-offs)	(342)	(217)	185
Provision for loan losses	9,223	508	2,130
Ending balance	$48,884	$37,979	$40,003

Net charge-offs as a percentage of average loans outstanding	0.03%	0.02%	—%
Allowance as a percentage of total loans outstanding	0.92%	0.77%	0.78%
Allowance as a percentage of non-accrual loans	150.86%	241.55%	189.25%
The determination of the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. Management performs a formal quarterly evaluation of the allowance for loan losses. This quarterly process is performed by the credit administration department and approved by the Chief Credit Officer. All supporting documentation with regard to the evaluation process is maintained by the credit administration department. Each quarter, the evaluation along with the supporting documentation is reviewed by the finance department before approval by the Chief Credit Officer. The allowance evaluation is then presented to an Allowance for Loan Losses Committee, which gives final approval to the allowance evaluation before being presented to the Board of Directors for its approval.
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
Non-performing loans of $32.4 million at March 31, 2020 increased $11.3 million from December 31, 2019. The allowance for loan losses as a percent of total loans was 0.92% at March 31, 2020 compared to 0.78% at December 31, 2019. Excluding the loans from prior acquisitions, the allowance as a percent of total loans would be 1.03% as of March 31, 2020 compared to 0.88% at December 31, 2019. The increase in the percentage of the allowance for loan losses as a percent of total loans was primarily due to the $9.2 million provision recorded in the first quarter of 2020 primarily resulting from the impact of COVID-19. Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at March 31, 2020.
Investment Securities
Investment securities totaled $928.8 million at March 31, 2020 and $879.9 million at December 31, 2019, increasing $49.0 million from year-end. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $5.29 billion at December 31, 2019 to $5.46 billion at March 31, 2020, an increase of $161.4 million, or 3%. Time deposits increased $213.2 million, due primarily to an increase in brokered deposits of $201.0 million, while savings and interest-bearing transaction accounts decreased $57.5 million due primarily to a reduction in public deposits. Noninterest-bearing deposits increased $5.6 million during the first quarter of 2020.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.
Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $24.4 million for the first three months of 2020 compared to $20.2 million for the same period in 2019.

•
Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2020, Lakeland’s deposits increased $161.4 million compared to an increase of $34.5 million during the first three months of 2019.

•
Sales of securities. At March 31, 2020 the Company had $813.1 million in securities designated “available for sale.” Of these securities, $550.2 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans can also be a source of liquidity.

•
Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $360.0 million in overnight borrowings from the FHLB on March 31, 2020. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million, of which $20.0 million was outstanding at March 31, 2020. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2020.

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

Management and the Board monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines. As noted in the Executive Summary, management is closely monitoring changes in liquidity needs, including those that may result from the COVID-19 pandemic. The Company has increased collateral and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While we are unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2020 follows.
Cash and cash equivalents totaling $285.6 million on March 31, 2020 increased $3.3 million from December 31, 2019. Operating activities provided $24.4 million in net cash. Investing activities used $239.3 million in net cash, primarily reflecting an increase in loans and the purchase of securities. Financing activities provided $218.1 million in net cash primarily reflecting the net increase in deposits of $161.4 million and an increase in federal funds purchased and securities sold under agreements to repurchase of $90.4 million, partially offset by repayments of other borrowing. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2020. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$23,155	$3,238	$5,482	$4,339	$10,096
Benefit plan commitments	5,215	397	818	792	3,208
Remaining contractual maturities of time deposits	1,084,046	884,677	191,993	7,376	—
Subordinated debentures	118,229	—	—	5,318	112,911
Loan commitments	1,009,163	680,181	184,557	38,184	106,241
Other borrowings	140,715	46,135	75,143	19,437	—
Interest on other borrowings*	53,528	8,773	14,885	11,914	17,956
Standby letters of credit	17,226	15,512	1,634	80	—
Total	$2,451,277	$1,638,913	$474,512	$87,440	$250,412
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.54%.
Capital Resources
Total stockholders’ equity increased to $736.9 million on March 31, 2020 from $725.3 million on December 31, 2019, an increase of $11.7 million. Book value per common share increased to $14.60 on March 31, 2020 from $14.36 on December 31, 2019. Tangible book value per share increased from $11.18 per share on December 31, 2019 to $11.43 per share on March 31, 2020, an increase of 2%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2019 to March 31, 2020 was primarily due to $12.4 million of net income and other comprehensive income of $6.7 million, which was partially offset by the payment of cash dividends on common stock of $6.4 million and purchase of treasury stock under the Company's stock buyback program of $1.5 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of March 31, 2020, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of March 31, 2020, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
The Company	9.38%	9.41%	10.08%	10.46%	10.61%	11.02%	13.04%	13.40%
Lakeland Bank	10.10%	10.16%	11.41%	11.89%	11.41%	11.89%	12.31%	12.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Calculation. Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. Lakeland Bancorp and Lakeland Bank elected not to use the Community Bank Leverage Ratio framework.
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

(dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$736,922	$725,263
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	4,049	4,314
Total tangible common stockholders’ equity at end of period - Non-GAAP	$576,596	$564,672
Shares outstanding at end of period	50,462	50,498
Book value per share - GAAP	$14.60	$14.36
Tangible book value per share - Non-GAAP	$11.43	$11.18

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$576,596	$564,672

Total assets at end of period	$7,013,908	$6,711,236
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	4,049	4,314
Total tangible assets at end of period - Non-GAAP	$6,853,582	$6,550,645
Common equity to assets - GAAP	10.51%	10.81%
Tangible common equity to tangible assets - Non-GAAP	8.41%	8.62%

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$12,392	$15,626
Total average common stockholders’ equity	$736,719	$673,205
Less:
Average goodwill	156,277	153,562
Average other identifiable intangible assets, net	4,205	5,254
Total average tangible common stockholders’ equity - Non-GAAP	$576,237	$514,389
Return on average common stockholders’ equity - GAAP	6.77%	9.41%
Return on average tangible common stockholders’ equity - Non-GAAP	8.65%	12.32%
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Update 2020-04, an update to Topic 848, Reference Rate Reform. The update provides guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the update provides optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. The ASU allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently assessing the impact to its financial statements; however, the impact is not expected to be material.

In January 2020, FASB issued Update 2020-01, an update to Topic 321, Investments, Topic 323, Joint Ventures and Topic 815, Derivatives and Hedging. The update clarifies the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting in accordance with Topic 321. In addition, the update clarifies scope considerations for forward contracts and purchased options on certain securities. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the update to have a material impact on the Company's financial statements.
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
In August 2018, the FASB issued Update 2018-13, an update to Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures. Among other provisions, the update removes requirements to disclose amounts of and reasons for transfers between Level 1 and Level 2 in the fair value hierarchy, and it modifies the disclosures regarding transfers in and out of Level 3 of the fair value hierarchy. The update requires a discussion regarding the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Because the Company does not typically have Level 3 fair value measurements, the update did not have a material impact on the Company's financial statements.
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
In August 2018, the FASB issued Update 2018-14, an update to Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which changes the disclosure of accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in the update remove disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. Because the Company has minimal pension plans that require calculation of projected benefit obligations or accumulated benefit obligations, the update did not have a material impact on the Company's financial statements.
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
In January 2017, the FASB issued Update 2017-04, an update to Topic 350, Intangibles - Goodwill and Other, to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for annual years beginning after December 15, 2019. The update was adopted by the Company as of January 1, 2020 with prospective application and did not impact the first quarter of 2020 results. The future impact of the update will depend upon the performance of the Company and the market conditions impacting the fair value of the Company going forward.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019; however, the Company has elected to defer implementation of the update as allowed as part of the CARES Act, which allows for an optional delay in implementation until President Trump declares the COVID-19 national emergency to be over or the end of 2020, whichever comes first. The Company elected to delay CECL because of the rapidly changing economic forecast and uncertainty surrounding the economic impact of COVID-19. The additional time will allow the Company to better understand the impact of the pandemic and various U.S. government stimulus programs. Upon the Company's future adoption of CECL, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings, with an effective retrospective implementation date of January 1, 2020. Once final, the calculation will require approval by the Company's Allowance for Credit Losses Committee and governance in accordance with the Company’s internal controls over financial reporting.
When we adopt Topic 326, we anticipate using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments: a) the calculation of a baseline lifetime loss by applying a segment-specific historical average annual loss rate, calculated using an open pool method, applied over the remaining life of each instrument; b) a single set of economic forecast inputs for the reasonable and supportable period; c) an initial reasonable and supportable forecast period, which reflects management's expectations of losses based on forward-looking economic scenarios over that time; d) baseline lifetime loss rates adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast period via a series of adjustment factors developed using a third-party developed and supported top-down statistical model suite that uses a set of relevant economic forecast inputs sourced from a leading global forecasting firm; e) a reversion period (after the reasonable and supportable forecast period) using a straight-line approach; f) a historical loss period which represents a full economic credit cycle (with the exception of equipment finance loans which will use a shorter time period due to circumstances unique to that segment); and g) expected prepayment rates estimated on more recent historical experience adjusted for refinance incentive, seasoning and burnout, as applicable. The Company expects that upon adoption of CECL, the allowance for loan losses and the reserve for unfunded commitments will increase, as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant.
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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $195.0 million. The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
March 31, 2020	0.7%	0.9%	1.3%	1.4%
December 31, 2019	2.4%	1.7%	1.1%	(3.3)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2020 (the base case) was $876.3 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
March 31, 2020	3.3%	4.0%	5.2%	(14.4)%
December 31, 2019	(4.8)%	(2.8)%	(0.9)%	(1.2)%
The Company's net portfolio value in the -100 basis point scenario was -14.4% for the first quarter of 2020 compared to its policy limit of -10% resulting from the effects of the extremely low interest rate environment. Management has determined that no corrective action is necessary at this time and will continue to monitor this rate shock scenario. The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, except as described below.
The recent outbreak of the novel coronavirus ("COVID-19"), or other such epidemic, pandemic, or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations could materially adversely affect our business operations, financial condition, results of operations and cash flows.
The recent outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases, could materially adversely impact certain industries in which our customers operate and could materially impair their ability to fulfill their obligations to us. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The spread of highly infectious or contagious diseases could cause severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt our operations and if the global response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally or a disruption in the services provided by our vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. We rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, COVID-19 could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of COVID-19 and the restrictions imposed to contain COVID-19 in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the first quarter of 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	—	$—	—	2,524,458
February 1 to February 29, 2020	—	—	—	2,524,458
March 1 to March 31, 2020	131,035	11.08	131,035	2,393,423

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
Date: May 11, 2020