Form 10-Q
period 2020-06-30
LAKELAND BANCORP INC
filed 2020-08-07
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of July 31, 2020, there were 50,467,635 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(dollars in thousands)	(unaudited)
ASSETS
Cash	$319,834	$275,794
Interest-bearing deposits due from banks	22,773	6,577
Total cash and cash equivalents	342,607	282,371
Investment securities available for sale, at fair value	811,981	755,900
Equity securities, at fair value	17,182	16,473
Investment securities held to maturity; fair value of $113,241 at June 30, 2020 and $124,904 at December 31, 2019	109,834	123,975
Federal Home Loan Bank and other membership bank stock, at cost	18,988	22,505
Loans held for sale	2,793	1,743
Loans, net of deferred fees	5,756,155	5,137,823
Less: Allowance for loan losses	57,839	40,003
Net loans	5,698,316	5,097,820
Premises and equipment, net	47,894	47,608
Operating lease right-of-use assets	17,502	18,282
Accrued interest receivable	23,344	16,832
Goodwill	156,277	156,277
Other identifiable intangible assets	3,788	4,314
Bank owned life insurance	113,748	112,392
Other assets	124,262	54,744
TOTAL ASSETS	$7,488,516	$6,711,236
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$1,486,273	$1,124,121
Savings and interest-bearing transaction accounts	3,510,723	3,298,854
Time deposits $250 thousand and under	910,351	652,144
Time deposits over $250 thousand	218,155	218,660
Total deposits	6,125,502	5,293,779
Federal funds purchased and securities sold under agreements to repurchase	183,116	328,658
Other borrowings	155,715	165,816
Subordinated debentures	118,239	118,220
Operating lease liabilities	18,976	19,814
Other liabilities	141,479	59,686
TOTAL LIABILITIES	6,743,027	5,985,973
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000; issued shares 50,594,196 and outstanding shares 50,463,161 at June 30, 2020 and issued and outstanding shares 50,498,410 at December 31, 2019	561,257	560,263
Retained earnings	174,267	162,752
Treasury shares, at cost, 131,035 shares at June 30, 2020 and no shares at December 31, 2019	(1,452)	—
Accumulated other comprehensive income	11,417	2,248
TOTAL STOCKHOLDERS’ EQUITY	745,489	725,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,488,516	$6,711,236
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Loans and fees	$55,825	$59,119	$113,682	$116,761
Federal funds sold and interest-bearing deposits with banks	36	348	195	602
Taxable investment securities and other	4,763	4,985	9,992	9,858
Tax-exempt investment securities	349	396	681	804
TOTAL INTEREST INCOME	60,973	64,848	124,550	128,025
INTEREST EXPENSE
Deposits	8,094	12,762	18,957	24,259
Federal funds purchased and securities sold under agreements to repurchase	75	494	504	1,102
Other borrowings	2,285	2,394	4,671	4,860
TOTAL INTEREST EXPENSE	10,454	15,650	24,132	30,221
NET INTEREST INCOME	50,519	49,198	100,418	97,804
Provision for loan losses	9,000	—	18,223	508
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	41,519	49,198	82,195	97,296
NONINTEREST INCOME
Service charges on deposit accounts	1,875	2,755	4,375	5,328
Commissions and fees	1,196	1,725	2,836	3,137
Income on bank owned life insurance	665	690	1,330	1,373
(Loss) gain on equity securities	198	100	(455)	453
Gains on sales of loans	710	428	1,125	799
Gains on sales of investment securities, net	—	—	342	—
Swap income	767	656	3,610	855
Other income	70	35	329	167
TOTAL NONINTEREST INCOME	5,481	6,389	13,492	12,112
NONINTEREST EXPENSE
Salaries and employee benefits	20,269	19,379	40,504	38,610
Net occupancy expense	2,488	2,629	5,324	5,583
Furniture and equipment	2,783	2,165	5,343	4,281
FDIC insurance expense	450	401	748	851
Stationery, supplies and postage	381	401	780	848
Marketing expense	232	538	459	1,007
Data processing expense	1,436	1,225	2,689	2,552
Telecommunications expense	454	478	898	971
ATM and debit card expense	536	583	1,123	1,185
Core deposit intangible amortization	261	301	526	605
Other real estate and repossessed asset expense	43	108	55	194
Long-term debt prepayment fee	—	—	356	—
Merger related expenses	—	318	—	3,178
Other expenses	2,129	3,160	5,161	5,805
TOTAL NONINTEREST EXPENSE	31,462	31,686	63,966	65,670
Income before provision for income taxes	15,538	23,901	31,721	43,738
Provision for income taxes	3,687	6,444	7,478	10,655
NET INCOME	$11,851	$17,457	$24,243	$33,083
PER SHARE OF COMMON STOCK
Basic earnings	$0.23	$0.34	$0.48	$0.65
Diluted earnings	$0.23	$0.34	$0.47	$0.65
Dividends	$0.125	$0.125	$0.250	$0.240
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

NET INCOME	$11,851	$17,457	$24,243	$33,083
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities available for sale	2,512	5,776	9,796	10,139
Reclassification for securities gains included in net income	—	—	(254)	—
Unrealized losses on derivatives	(36)	(279)	(373)	(493)
Other comprehensive income	2,476	5,497	9,169	9,646
TOTAL COMPREHENSIVE INCOME	$14,327	$22,954	$33,412	$42,729
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

March 31, 2019	$558,245	$126,787	$—	$(3,689)	$681,343
Net income	—	17,457	—	—	17,457
Other comprehensive income, net of tax	—	—	—	5,497	5,497
Stock based compensation	568	—	—	—	568
Retirement of restricted stock	(45)	—	—	—	(45)
Cash dividends on common stock of $0.125 per share	—	(6,357)	—	—	(6,357)
June 30, 2019	$558,768	$137,887	$—	$1,808	$698,463

March 31, 2020	$560,653	$168,780	$(1,452)	$8,941	$736,922
Net income	—	11,851	—	—	11,851
Other comprehensive income, net of tax	—	—	—	2,476	2,476
Stock based compensation	614	—	—	—	614
Retirement of restricted stock	(10)	—	—	—	(10)
Cash dividends on common stock of $0.125 per share	—	(6,364)	—	—	(6,364)
June 30, 2020	$561,257	$174,267	$(1,452)	$11,417	$745,489

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2020 and 2019

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2019	$514,703	$116,874	$—	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	—	125
January 1, 2019, as adjusted	514,703	116,999	—	(7,838)	623,864
Net income	—	33,083	—	—	33,083
Other comprehensive income, net of tax	—	—	—	9,646	9,646
Stock based compensation	1,264	—	—	—	1,264
Issuance of stock for Highlands acquisition	43,417	—	—	—	43,417
Retirement of restricted stock	(616)	—	—	—	(616)
Cash dividends on common stock of $0.24 per share	—	(12,195)	—	—	(12,195)
June 30, 2019	$558,768	$137,887	$—	$1,808	$698,463

January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Net income	—	24,243	—	—	24,243
Other comprehensive income, net of tax	—	—	—	9,169	9,169
Purchase of treasury stock, 131,035 shares	—	—	(1,452)	—	(1,452)
Stock based compensation	1,461	—	—	—	1,461
Retirement of restricted stock	(467)	—	—	—	(467)
Cash dividends on common stock of $0.25 per share	—	(12,728)	—	—	(12,728)
June 30, 2020	$561,257	$174,267	$(1,452)	$11,417	$745,489
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,243	$33,083
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	11,887	1,145
Depreciation and amortization	1,661	4,262
Amortization of intangible assets	526	605
Amortization of operating lease right-of-use assets	1,328	1,293
Provision for loan losses	18,223	508
Loans originated for sale	(36,273)	(19,791)
Proceeds from sales of loans held for sale	36,348	21,425
Gains on sales of securities	(342)	—
Change in market value of equity securities	455	(453)
Gains on sales of loans held for sale	(1,125)	(799)
(Gains) losses on other real estate and other repossessed assets	(60)	90
Losses on sales of premises and equipment	52	165
Long-term debt prepayment penalty	356	—
Stock-based compensation	1,461	1,264
Excess tax (deficiencies) benefits	(113)	140
Increase in other assets	(80,951)	(13,053)
Increase in other liabilities	80,263	10,049
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,939	39,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	13,454
Proceeds from repayments and maturities of available for sale securities	367,843	64,505
Proceeds from repayments and maturities of held to maturity securities	13,847	13,335
Proceeds from sales of equity securities	—	1,153
Proceeds from sales of available for sale securities	94,696	—
Purchase of available for sale securities	(507,234)	(56,358)
Purchase of held to maturity securities	—	(18,897)
Purchase of equity securities	(1,164)	(161)
Proceeds from redemptions of Federal Home Loan Bank stock	83,660	51,576
Purchases of Federal Home Loan Bank stock	(80,143)	(60,150)
Net increase in loans	(627,545)	(41,280)
Proceeds from sales of other real estate and repossessed assets	662	310
Proceeds from dispositions and sales of premises and equipment	(21)	1,794
Purchases of premises and equipment	(3,528)	(2,593)
NET CASH USED IN INVESTING ACTIVITIES	(658,927)	(33,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	831,869	52,785
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(145,542)	24,798
Proceeds from other borrowings	25,000	46,260
Repayments of other borrowings	(35,456)	(79,353)
Purchase of treasury stock	(1,452)	—
Retirement of restricted stock	(467)	(616)
Dividends paid	(12,728)	(12,195)
NET CASH PROVIDED BY FINANCING ACTIVITIES	661,224	31,679
Net increase in cash and cash equivalents	60,236	38,300
Cash and cash equivalents, beginning of period	282,371	208,599
CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,607	$246,899

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	For the Six Months Ended June 30,
(in thousands)	2020	2019

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$12,786	$8,637
Cash paid during the period for interest	24,601	29,118
Transfer of loans into other repossessed assets and other real estate owned	393	102
Initial recognition of operating lease right-of-use assets	—	18,651
Initial recognition of operating lease liabilities	—	20,203
Right-of-use assets obtained in exchange for new lease liabilities	548	765
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,767
Investment securities	—	22,734
Loans, including loans held for sale	—	426,118
Goodwill and other intangible assets, net	—	23,125
Other assets	—	9,304
Total non-cash assets acquired	—	483,048
Liabilities assumed:
Deposits	—	409,638
Other borrowings	—	40,957
Other liabilities	—	2,490
Total liabilities assumed	—	453,085
Common stock issued	$—	$43,417
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2020 do not necessarily indicate the results that the Company will achieve for all of 2020.
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
Direct costs related to the acquisition were expensed as incurred. During the three and six months ended June 30, 2019, the Company incurred $318,000 and $3.2 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company's Consolidated Statements of Income. There were no merger or acquisition integration-related expenses in 2020.

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
We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Noninterest income not generated from customers during the Company’s ordinary activities primarily relates to income from bank owned life insurance, gains/losses on the sale of investment securities, gains/losses on the sale of other real estate owned, gains/losses on the sale of property, plant and equipment and mortgage servicing rights.

The following table sets forth the components of noninterest income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Deposit Related Fees and Charges:
Debit card interchange income	$1,215	$1,412	$2,438	$2,630
Overdraft charges	449	981	1,402	1,977
ATM service charges	62	216	229	400
Demand deposit fees and charges	131	122	265	265
Savings service charges	18	24	41	56
Total	1,875	2,755	4,375	5,328
Commissions and Fees:
Loan fees	213	531	553	879
Wire transfer charges	341	305	649	572
Investment services income	316	427	839	779
Merchant fees	166	200	414	384
Commissions from sales of checks	60	111	143	214
Safe deposit income	85	90	171	181
Other income	36	60	87	121
Total	1,217	1,724	2,856	3,130
Gains on sales of loans	710	428	1,125	799
Other Income:
Gains on customer swap transactions	767	656	3,610	855
Title insurance income	84	29	80	119
Other income	73	67	170	128
Total	924	752	3,860	1,102
Revenue not from contracts with customers	755	730	1,276	1,753
Total Noninterest Income	$5,481	$6,389	$13,492	$12,112
Timing of Revenue Recognition:
Products and services transferred at a point in time	4,708	5,641	12,179	10,322
Products and services transferred over time	18	18	37	37
Revenue not from contracts with customers	755	730	1,276	1,753
Total Noninterest Income	$5,481	$6,389	$13,492	$12,112

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$11,851	$17,457	$24,243	$33,083
Less: earnings allocated to participating securities	108	147	211	287
Net income allocated to common shareholders	$11,743	$17,310	$24,032	$32,796

Weighted average number of common shares outstanding - basic	50,522	50,509	50,554	50,393
Share-based plans	71	140	107	151
Weighted average number of common shares outstanding - diluted	50,593	50,649	50,661	50,544

Basic earnings per share	$0.23	$0.34	$0.48	$0.65
Diluted earnings per share	$0.23	$0.34	$0.47	$0.65
There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2020 and 2019.
NOTE 5 – INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale and held to maturity investment securities are as follows:

	June 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$138,413	$1,792	$(347)	$139,858	$135,361	$722	$(436)	$135,647
Mortgage-backed securities, residential	448,806	11,891	(303)	460,394	500,245	3,185	(1,551)	501,879
Mortgage-backed securities, multifamily	45,539	2,267	—	47,806	48,675	633	(123)	49,185
Asset-backed securities	41,815	—	(1,507)	40,308	—	—	—	—
Obligations of states and political subdivisions	96,420	2,445	(16)	98,849	58,979	1,077	(35)	60,021
Debt securities	24,566	202	(2)	24,766	9,000	168	—	9,168
	$795,559	$18,597	$(2,175)	$811,981	$752,260	$5,785	$(2,145)	$755,900

	June 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
HELD TO MATURITY
U.S. government agencies	$30,926	$929	$(2)	$31,853	$31,335	$182	$(8)	$31,509
Mortgage-backed securities, residential	65,470	2,147	(2)	67,615	76,229	734	(176)	76,787
Mortgage-backed securities, multifamily	728	51	—	779	1,750	4	(2)	1,752
Obligations of states and political subdivisions	10,210	284	—	10,494	12,161	195	—	12,356
Debt securities	2,500	—	—	2,500	2,500	—	—	2,500
	$109,834	$3,411	$(4)	$113,241	$123,975	$1,115	$(186)	$124,904

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of June 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$82,362	$82,477	$13,273	$13,394
Due after one year through five years	73,473	75,654	24,397	25,439
Due after five years through ten years	45,335	46,698	5,966	6,014
Due after ten years	58,229	58,644	—	—
	259,399	263,473	43,636	44,847
Mortgage-backed and asset-backed securities	536,160	548,508	66,198	68,394
Total securities	$795,559	$811,981	$109,834	$113,241
For the six months ended June 30, 2020, proceeds from sales of available-for-sale securities totaled $94.7 million with gross gains on sales and calls of securities of $569,000 and gross losses on sales and calls of securities of $227,000. There were no sales for the six months ended June 30, 2019 or for the three months ended June 30, 2020 and 2019.
Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $601.7 million and $581.1 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

June 30, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$65,701	$37	$18,223	$310	10	$83,924	$347
Mortgage-backed securities, residential	58,977	228	6,652	75	27	65,629	303
Asset-backed securities	40,307	1,507	—	—	6	40,307	1,507
Obligations of states and political subdivisions	8,234	16	—	—	4	8,234	16
Debt securities	2,055	2	—	—	2	2,055	2
	$175,274	$1,790	$24,875	$385	$49	$200,149	$2,175
HELD TO MATURITY
U.S. government agencies	$2,861	$2	$—	$—	1	$2,861	$2
Mortgage-backed securities, residential	$421	$2	$1	—	$6	422	$2
	$3,282	$4	$1	$—	7	$3,283	$4

December 31, 2019	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$11,625	$39	$41,617	$397	11	$53,242	$436
Mortgage-backed securities, residential	125,782	561	99,489	990	86	225,271	1,551
Mortgage-backed securities, multifamily	7,651	118	4,878	5	3	12,529	123
Obligations of states and political subdivisions	373	2	6,559	33	5	6,932	35
	$145,431	$720	$152,543	$1,425	105	$297,974	$2,145
HELD TO MATURITY
U.S. government agencies	$3,195	$6	$5,102	$2	2	$8,297	$8
Mortgage-backed securities, residential	12,462	46	10,592	130	16	23,054	176
Mortgage-backed securities, multifamily	—	—	998	2	1	998	2
	$15,657	$52	$16,692	$134	19	$32,349	$186
Management has evaluated the securities in the above table and has concluded that none of the securities with unrealized losses has impairments that are other-than-temporary. Fair value below cost is solely due to interest rate movements and is deemed temporary.
Investment securities, including mortgage-backed securities, asset-backed securities and corporate securities, are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:
•The Company’s ability and intent to hold the securities, including an evaluation of the need to sell the security to meet certain liquidity measures, or whether the Company has sufficient levels of cash to hold the identified security in order to recover the entire amortized cost of the security;
•The financial condition of the underlying issuer;
•The credit ratings of the underlying issuer and if any changes in the credit rating have occurred;
•The length of time the security’s fair value has been less than amortized cost; and
•Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.
If the above factors indicate that an additional analysis is required, management will perform a discounted cash flow analysis evaluating the security.
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $17.2 million and $16.5 million at June 30, 2020 and December 31, 2019, respectively. The Company recorded purchases of $1.2 million and $161,000 for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020 and for the three months ended June 30, 2019, the Company recorded no sales of equity securities and recorded proceeds from sales of equity securities of $1.2 million for the six months ended June 30, 2019. The Company recorded $198,000 and $100,000 in market value gains on equity securities for the second quarter of 2020 and 2019, respectively, and $455,000 in market value losses on equity securities in noninterest income for the six months ended June 30, 2020, and $453,000 in market value gains on equity securities for the six months ended June 30, 2019.
As of June 30, 2020, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $1.0 million and $16.1 million, respectively. The Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2020, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also include $12.6 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of June 30, 2020. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
NOTE 6 – LOANS AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2020	December 31, 2019
Commercial, secured by real estate	$3,961,476	$3,589,593
Commercial, industrial and other	402,239	431,934
Paycheck Protection Program ("PPP")	325,999	—
Equipment finance	115,651	111,076
Real estate - residential mortgage	334,455	335,191
Real estate - construction	299,441	335,169
Home equity and consumer	329,866	337,977
Total loans	5,769,127	5,140,940
Less: deferred fees	(12,972)	(3,117)
Loans, net of deferred fees	$5,756,155	$5,137,823
At June 30, 2020 and December 31, 2019, home equity and consumer loans included overdraft deposit balances of $213,000 and $789,000, respectively. At June 30, 2020 and December 31, 2019, the Company had $1.7 billion and $1.3 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The following sets forth the carrying value of the purchased credit impaired ("PCI") loans acquired in mergers:

(in thousands)	June 30, 2020	December 31, 2019
Acquisition
Highlands	$7,464	$8,194
Pascack Community Bank ("Pascack")	105	113
Harmony Bank ("Harmony")	439	441
Total	$8,008	$8,748
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Balance, beginning of period	$291	$1,338	$363	$81
Acquisitions	—	11	—	1,431
Accretion	(270)	(188)	(414)	(381)
Net reclassification non-accretable difference	162	30	234	60
Balance, end of period	$183	$1,191	$183	$1,191

Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	June 30, 2020	December 31, 2019
Commercial, secured by real estate	$24,703	$12,314
Commercial, industrial and other	1,546	1,539
Equipment finance	400	284
Real estate - residential mortgage	2,860	3,428
Real estate - construction	912	967
Home equity and consumer	2,432	2,606
Total non-accrual loans	$32,853	$21,138
Other real estate and other repossessed assets	354	563
TOTAL NON-PERFORMING ASSETS	$33,207	$21,701
Troubled debt restructurings, still accruing	$4,667	$5,650
Non-accrual loans included $1.2 million and $1.6 million of troubled debt restructurings at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had $1.4 million and $2.0 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.
An aging analysis of past due loans, excluding PCI loans which are accounted for on a pool basis, segregated by class of loans as of June 30, 2020 and December 31, 2019, is as follows:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
June 30, 2020
Commercial, secured by real estate	$4,276	$5,644	$21,598	$31,518	$3,924,531	$3,956,049	$—
Commercial, industrial and other (including PPP)	66	327	1,156	1,549	725,813	727,362	—
Equipment finance	104	35	400	539	115,112	115,651	—
Real estate - residential mortgage	732	370	1,508	2,610	331,433	334,043	—
Real estate - construction	66	—	694	760	297,901	298,661	—
Home equity and consumer	528	340	1,690	2,558	326,795	329,353	58
	$5,772	$6,716	$27,046	$39,534	$5,721,585	$5,761,119	$58
December 31, 2019
Commercial, secured by real estate	$3,578	$1,200	$9,702	$14,480	$3,569,008	$3,583,488	$—
Commercial, industrial and other	353	71	1,064	1,488	429,502	430,990	—
Equipment finance	166	80	284	530	110,546	111,076	—
Real estate - residential mortgage	1,138	251	2,075	3,464	331,337	334,801	—
Real estate - construction	—	—	967	967	333,418	334,385	—
Home equity and consumer	1,573	287	1,533	3,393	334,059	337,452	—
	$6,808	$1,889	$15,625	$24,322	$5,107,870	$5,132,192	$—

Impaired Loans
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings, but excludes PCI loans. Impaired loans as of June 30, 2020 and December 31, 2019 are as follows:

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2020
Loans without specific allowance:
Commercial, secured by real estate	$24,245	$24,541	$—	$19,502	$79
Commercial, industrial and other	1,308	1,313	—	1,336	8
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	1,516	1,647	—	1,577	—
Real estate - construction	694	694	—	1,043	10
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,222	3,472	187	3,308	75
Commercial, industrial and other	102	101	5	101	3
Equipment finance	17	17	7	19	—
Real estate - residential mortgage	644	827	67	651	9
Real estate - construction	—	—	—	—	—
Home equity and consumer	607	712	5	616	15
Total:
Commercial, secured by real estate	$27,467	$28,013	$187	$22,810	$154
Commercial, industrial and other	1,410	1,414	5	1,437	11
Equipment finance	17	17	7	19	—
Real estate - residential mortgage	2,160	2,474	67	2,228	9
Real estate - construction	694	694	—	1,043	10
Home equity and consumer	607	712	5	616	15
	$32,355	$33,324	$271	$28,153	$199

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
Loans without specific allowance:
Commercial, secured by real estate	$12,478	$12,630	$—	$10,386	$164
Commercial, industrial and other	1,391	1,381	—	1,334	16
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	803	815	—	233	—
Real estate - construction	1,663	1,661	—	82	2
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,470	3,706	228	4,554	190
Commercial, industrial and other	113	113	5	113	6
Equipment finance	23	23	10	21	—
Real estate - residential mortgage	1,512	1,682	104	926	19
Real estate - construction	—	—	—	—	—
Home equity and consumer	671	765	5	693	29
Total:
Commercial, secured by real estate	$15,948	$16,336	$228	$14,940	$354
Commercial, industrial and other	1,504	1,494	5	1,447	22
Equipment finance	23	23	10	21	—
Real estate - residential mortgage	2,315	2,497	104	1,159	19
Real estate - construction	1,663	1,661	—	82	2
Home equity and consumer	671	765	5	693	29
	$22,124	$22,776	$352	$18,342	$426
Interest income recognized on impaired loans was $199,000 and $266,000 for the six months ended June 30, 2020 and 2019, respectively. Interest that would have been accrued on impaired loans during the first six months of 2020 and 2019 had the loans been performing under original terms would have been $808,000 and $500,000, respectively.
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

The following table shows the Company’s commercial loan portfolio as of June 30, 2020 and December 31, 2019, by the risk ratings discussed above (in thousands):

June 30, 2020	Commercial, Secured by Real Estate	Commercial, Industrial and Other (including PPP)	Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$326,662	$—	$326,662
2	—	16,730	—	16,730
3	70,963	36,872	—	107,835
4	903,575	90,751	18,674	1,013,000
5	1,969,384	167,781	239,847	2,377,012
5W - Watch	834,041	61,609	27,106	922,756
6 - Other assets especially mentioned	96,908	20,553	12,119	129,580
7 - Substandard	86,605	7,280	1,695	95,580
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,961,476	$728,238	$299,441	$4,989,155

December 31, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$898	$—	$898
2	—	17,988	—	17,988
3	74,072	39,112	—	113,184
4	965,825	107,376	17,941	1,091,142
5	2,332,863	215,975	307,824	2,856,662
5W - Watch	100,347	30,192	6,959	137,498
6 - Other assets especially mentioned	55,438	11,328	—	66,766
7 - Substandard	61,048	9,065	2,445	72,558
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,589,593	$431,934	$335,169	$4,356,696
The risk rating tables above do not include residential mortgage loans, consumer loans, or equipment finance loans because they are evaluated on their payment status.
Allowance for Loan Losses
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, a stimulus package signed into law on March 27, 2020 to address economic disruption caused by the COVID-19 pandemic, provided financial institutions with the option to defer adoption of the Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) until the earlier of the end of the pandemic or December 31, 2020. The Company elected to defer adoption of ASU 2016-13 and its Current Expected Credit Loss methodology ("CECL").

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended June 30, 2020
Beginning Balance	$34,793	$5,489	$1,257	$1,600	$3,344	$2,401	$48,884
Charge-offs	—	—	(14)	—	—	(127)	(141)
Recoveries	21	13	24	—	16	22	96
Provision	8,466	(804)	1,704	(164)	(241)	39	9,000
Ending Balance	$43,280	$4,698	$2,971	$1,436	$3,119	$2,335	$57,839

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended June 30, 2019
Beginning Balance	$27,515	$2,592	$947	$1,564	$2,887	$2,474	$37,979
Charge-offs	—	(38)	(293)	—	—	(82)	(413)
Recoveries	25	947	—	2	60	62	1,096
Provision	555	(868)	401	40	(239)	111	—
Ending Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Six Months Ended June 30, 2020
Beginning Balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Charge-offs	(169)	—	(98)	(116)	—	(241)	(624)
Recoveries	47	43	38	20	48	41	237
Provision	14,452	1,366	2,074	(193)	399	125	18,223
Ending Balance	$43,280	$4,698	$2,971	$1,436	$3,119	$2,335	$57,839

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Six Months Ended June 30, 2019
Beginning Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(187)	(185)	(380)	(50)	—	(127)	(929)
Recoveries	140	1,044	2	11	65	133	1,395
Provision	261	32	446	79	(372)	62	508
Ending Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662
Loans receivable summarized by portfolio segment and impairment method are as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other (including PPP)	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
June 30, 2020
Ending Balance: Individually evaluated for impairment	$27,467	$1,410	$17	$2,160	$694	$607	$32,355
Ending Balance: Collectively evaluated for impairment	3,928,582	725,952	115,634	331,883	297,967	328,746	5,728,764
Ending Balance: Loans acquired with deteriorated credit quality	5,427	876	—	412	780	513	8,008
Ending Balance (1)	$3,961,476	$728,238	$115,651	$334,455	$299,441	$329,866	$5,769,127

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2019
Ending Balance: Individually evaluated for impairment	$15,948	$1,504	$23	$2,315	$1,663	$671	$22,124
Ending Balance: Collectively evaluated for impairment	3,567,540	429,486	111,053	332,486	332,722	336,781	5,110,068
Ending balance: Loans acquired with deteriorated credit quality	6,105	944	—	390	784	525	8,748
Ending Balance (1)	$3,589,593	$431,934	$111,076	$335,191	$335,169	$337,977	$5,140,940
(1)Excludes deferred fees
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
June 30, 2020
Ending Balance: Individually evaluated for impairment	$187	$5	$7	$67	$—	$5	$271
Ending Balance: Collectively evaluated for impairment	43,093	4,693	2,964	1,369	3,119	2,330	57,568
Ending Balance	$43,280	$4,698	$2,971	$1,436	$3,119	$2,335	$57,839

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2019
Ending Balance: Individually evaluated for impairment	$228	$5	$10	$104	$—	$5	$352
Ending Balance: Collectively evaluated for impairment	28,722	3,284	947	1,621	2,672	2,405	39,651
Ending Balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Lakeland has not allocated a reserve for loan losses on PPP loans as these loans are 100% guaranteed by the SBA. Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.0 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (“Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification is made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification is entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 is no longer characterized as a National Emergency or (b) December 31, 2020. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if the loan was current at the time the loan modification program was implemented and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement. For past due status, the CARES Act also provides for lenders to continue to report loans in the same delinquency bucket they were in at the time of modification. The Company has applied this guidance related to modifications during the first half of 2020.
There are no loans that were restructured during the three and six months ended June 30, 2020 and 2019 that met the definition of a TDR. As of June 30, 2020, commercial loans totaling $967.0 million were granted 90-day, COVID-related payment deferments, of which 87% were commercial real estate loans. In addition, payment deferments on residential and consumer loans totaled $53.0 million at June 30, 2020.
The following table summarizes as of June 30, 2020 and 2019, loans that were TDRs within the previous twelve months that have subsequently defaulted:

	June 30, 2020		June 30, 2019
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction	1	$694	—	$—
Home equity and consumer	2	73	—	$—
	3	$767	—	$—
Other Real Estate and Other Repossessed Assets
At June 30, 2020 and December 31, 2019, the Company had other real estate owned of $354,000 and $563,000, respectively, consisting of residential property acquired as a result of foreclosure proceedings. There were no balances of other repossessed assets at either June 30, 2020 or December 31, 2019.
NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. At June 30, 2020, the Company had lease liabilities totaling $19.0 million and right-of-use assets totaling $17.5 million related to these leases. At December 31, 2019, the Company had lease liabilities totaling $19.8 million and right-of-use assets totaling $18.3 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the six months ended June 30, 2020, the weighted average remaining lease term for operating leases was 9.99 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.45%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$828	$826	$1,656	$1,646
Short-term lease cost	—	—	—	—
Variable lease cost	33	33	65	68
Sublease income	$(30)	$(30)	(61)	(61)
Net lease cost	$831	$829	$1,660	$1,653
The table below presents other information on the Company's operating leases for the six months ended June 30, 2020:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,386	$1,310
Right-of-use asset obtained in exchange for new operating lease liabilities	548	765

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2020. At June 30, 2020, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2020 are as follows:

(in thousands)
Within one year	$3,349
After one year but within three years	5,515
After three years but within five years	4,352
After 5 years	9,628
Total undiscounted cash flows	22,844
Discount on cash flows	(3,868)
Total lease liability	$18,976

NOTE 8 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $105.0 million and $30.0 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with financial institutions at June 30, 2020 and December 31, 2019.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2020, the Company did not record any hedge ineffectiveness. The Company recognized $74,000 and $238,000 of accumulated other comprehensive income that was reclassified into interest expense for the first six months of 2020 and 2019, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $239,000 will be reclassified as an increase to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Customer interest rate swaps	883,306	9.5	3.80%	1 Mo. LIBOR + 1.96	100,310
Classified in Other Liabilities:
3rd Party interest rate swaps	883,306	9.5	3.80%	1 Mo. LIBOR + 1.96	(100,310)
Interest rate swap (cash flow hedge)	30,000	1.0	1.10%	3 Mo. LIBOR	(258)

December 31, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$947
Customer interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	25,905
Interest rate swap (cash flow hedge)	30,000	1.5	1.10%	3 Mo. LIBOR	271
Classified in Other Liabilities:
Customer interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$(947)
3rd party interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	(25,905)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $156.3 million at both June 30, 2020 and December 31, 2019. The Company recorded $19.8 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking. At June 30, 2020, the Company evaluated whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount, by assessing relevant events and circumstances as a result of the impact of COVID-19 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.
The Company had core deposit intangibles of $3.8 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively. The Company recorded core deposit intangibles of $3.7 million for the Highlands acquisition in January 2019. The estimated future amortization expense for the remainder of 2020 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2020	$499
2021	868
2022	711
2023	554
2024	425
2025	317
NOTE 10 – BORROWINGS
At June 30, 2020 and December 31, 2019, the Company had overnight and short-term borrowings from the Federal Home Loan Bank ("FHLB") totaling $125.0 million and $200.0 million, respectively. In addition, overnight and short-term borrowings from correspondent banks totaled $15.0 million and $85.0 million at June 30, 2020 and December 31, 2019, respectively.
Other short-term borrowings at June 30, 2020 and December 31, 2019 consisted of short-term securities sold under agreements to repurchase of $43.1 million and $43.7 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of June 30, 2020, the Company had $43.7 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
Advances from the FHLB totaled $155.7 million at June 30, 2020 compared to $165.8 million at December 31, 2019 and were collateralized by first mortgage loans. The advances have prepayment penalties. In the first quarter of 2020, the Company repaid two advances totaling $10.0 million and recorded $356,000 in long-term debt prepayment fees.

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
Restricted Stock
The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2020	13,110	$15.93
Granted	13,041	16.87
Vested	(13,052)	15.96
Outstanding, June 30, 2020	13,099	$16.83
In the first six months of 2020, the Company granted 13,041 shares of restricted stock to non-employee directors at a grant date fair value of $16.87 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In the first six months of 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $208,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $109,000 and $107,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was unrecognized compensation cost of $111,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.55 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2020	300,629	$18.13
Granted	172,169	15.47
Vested	(85,582)	18.85
Forfeited	(6,150)	18.24
Outstanding, June 30, 2020	381,066	$16.78
In the first six months of 2020, the Company granted 172,169 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $15.47 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first six months of 2020 is expected to average approximately $888,000 per year over a three year period. In the first six months of 2019, the Company granted 128,509 RSUs under the Company’s 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.65 per share. Compensation expense on these RSUs is expected to average approximately $713,000 per year over a three year period.
The Company recognized share based compensation expense of $1.4 million and $1.2 million on RSUs for the six months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense related to RSUs was approximately $3.6 million as of June 30, 2020, and that cost is expected to be recognized over a period of 1.65 years.

Stock Options
A summary of the activity under the Company’s stock option plans as of June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	31,706	$7.76	0.58	$305,120
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(28,940)	7.83
Outstanding, June 30, 2020	2,766	$6.94	1.57	$12,421
Options exercisable at June 30, 2020	2,766	$6.94	1.57	$12,421
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were no stock option grants in the first six months of 2020 or 2019. There were no stock options exercised during the first six months of 2020 or 2019. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2020.
NOTE 12 – COMPREHENSIVE INCOME
The components of other comprehensive income are as follows:

	For the Three Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$3,329	$(817)	$2,512	$7,852	$(2,076)	$5,776
Unrealized losses on derivatives	(51)	15	(36)	(425)	146	(279)
Other comprehensive income, net	$3,278	$(802)	$2,476	$7,427	$(1,930)	$5,497

	For the Six Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$13,124	$(3,328)	$9,796	$13,961	$(3,822)	$10,139
Reclassification adjustment for net gains arising during the period	(342)	88	(254)	—	—	—
Net unrealized gains	12,782	(3,240)	9,542	13,961	(3,822)	10,139
Unrealized losses on derivatives	(528)	155	(373)	(696)	203	(493)
Other comprehensive income, net	$12,254	$(3,085)	$9,169	$13,265	$(3,619)	$9,646

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized (Losses) on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Beginning balance	$8,966	$(20)	$(5)	$8,941	$(4,419)	$689	$41	$(3,689)
Net current period other comprehensive income (loss)	2,512	(36)	—	2,476	5,776	(279)	—	5,497
Ending balance	$11,478	$(56)	$(5)	$11,417	$1,357	$410	$41	$1,808

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Beginning balance	$1,936	$317	$(5)	$2,248	$(8,782)	$903	$41	$(7,838)
Other comprehensive income (loss) before classifications	9,796	(373)	—	9,423	10,139	(493)	—	9,646
Amounts reclassified from accumulated other comprehensive income	(254)	—	—	(254)	—	—	—	—
Net current period other comprehensive income (loss)	9,542	(373)	—	9,169	10,139	(493)	—	9,646
Ending balance	$11,478	$(56)	$(5)	$11,417	$1,357	$410	$41	$1,808
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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2020, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2020
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$72,983	$66,875	$—	$139,858
Mortgage-backed securities	—	508,200	—	508,200
Asset-backed securities	—	40,308	—	40,308
Obligations of states and political subdivisions	—	98,849	—	98,849
Debt securities	—	24,766	—	24,766
Total securities available for sale	72,983	738,998	—	811,981
Equity securities, at fair value	1,046	16,136	—	17,182
Derivative assets	—	100,310	—	100,310
Total Assets	$74,029	$855,444	$—	$929,473
Liabilities:
Derivative liabilities	$—	$100,568	$—	$100,568
Total Liabilities	$—	$100,568	$—	$100,568
December 31, 2019
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$12,580	$123,067	$—	$135,647
Mortgage-backed securities	—	551,064	—	551,064
Obligations of states and political subdivisions	—	60,021	—	60,021
Debt securities	—	9,168	—	9,168
Total securities available for sale	12,580	743,320	—	755,900
Equity securities, at fair value	1,735	14,738	—	16,473
Derivative assets	—	27,123	—	27,123
Total Assets	$14,315	$785,181	$—	$799,496
Liabilities:
Derivative liabilities	$—	$26,852	$—	$26,852
Total Liabilities	$—	$26,852	$—	$26,852

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2020
Assets:
Impaired loans	$—	$—	$4,592	$4,592
Loans held for sale	—	2,793	—	2,793
Other real estate owned and other repossessed assets	—	—	354	354

December 31, 2019
Assets:
Impaired loans	$—	$—	$5,789	$5,789
Loans held for sale	—	1,743	—	1,743
Other real estate owned and other repossessed assets	—	—	563	563
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
The estimation methodologies used, the estimated fair values and recorded book balances at June 30, 2020, and December 31, 2019, are outlined below.

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
The fair value of investment securities held to maturity is measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $2.5 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2020
Financial Assets:
Investment securities held to maturity	$109,834	$113,241	$—	$110,741	$2,500
Federal Home Loan Bank and other membership bank stocks	18,988	18,988	—	18,988	—
Loans, net	5,698,316	5,671,409	—	—	5,671,409
Financial Liabilities:
Certificates of deposit	1,128,506	1,131,574	—	1,131,574	—
Other borrowings	155,715	159,767	—	159,767	—
Subordinated debentures	118,239	114,222	—	—	114,222
December 31, 2019
Financial Assets:
Investment securities held to maturity	$123,975	$124,904	$—	$121,503	$3,401
Federal Home Loan Bank and other membership bank stocks	22,505	22,505	—	22,505	—
Loans, net	5,097,820	5,194,065	—	—	5,194,065
Financial Liabilities:
Certificates of deposit	870,804	871,418	—	871,418	—
Other borrowings	165,816	166,505	—	166,505	—
Subordinated debentures	118,220	117,992	—	—	117,992

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
Executive Summary
The coronavirus, ("COVID-19") continues to aggressively spread globally and in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, the U.S. economy or the markets in which we operate could adversely affect our operations. If conditions worsen we may experience temporary closures of our offices and/or suspension of certain services until it is safe to open and return to work. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the COVID-19 pandemic will last or when all restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration ("SBA") to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the lesser of (1) 2.5 times its average monthly payroll costs or (2) $10.0 million. PPP loans have (a) an interest rate of 1.00%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of the disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.
In June 2020, Congress passed the Paycheck Protection Program Flexibility Act ("PPP Flexibility") to ease provisions of PPP related to the time period permitted to use the proceeds of loans, the deferral period of principal and interest payments on loans not forgiven and an extension of the maturity date of loan and loan forgiveness on loans. Key changes include (a) extending from two to five years the minimum maturity of any remaining loan balance after an application for loan forgiveness (for those loans closed after the enactment of PPP Flexibility); (b) extending the “covered period” (i.e., when costs that are eligible for forgiveness must be paid or incurred) from eight weeks to 24 weeks (or December 31, 2020, whichever is earlier); (c) reducing from 75 percent to 60 percent the amount of loan proceeds that must be used for payroll costs although the remainder must continue to be allocated to interest on mortgages, rent, and utilities; (d) permitting an exemption from reductions in loan forgiveness amounts based on reductions in full-time equivalent employees if the borrower, in good faith, documents an inability to return to the same level of business activity due to standards for sanitation, social distancing, or other worker or customer safety requirements established by HHS, the CDC, or OSHA; and (e) allowing deferral of payments until the amount of forgiveness is remitted by the SBA to the lender or, if the borrower has not applied for forgiveness, ten months after the expiration of the covered period. The provisions of PPP Flexibility became effective upon enactment and will apply to all loans made under the PPP. SBA guidance to implement the forgiveness changes will be forthcoming.
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (“Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification is made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification is entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 is no longer characterized as a National Emergency or (b) December 31, 2020. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if they are current at a time the loan modification program was implemented and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
The CARES Act also provided financial institutions with the option to defer adoption of the Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) until the earlier of the end of the pandemic or December 31, 2020. The Company has elected to defer adoption of ASU 2016-13 and its Current Expected Credit Loss methodology ("CECL").
Management has identified that the COVID-19 pandemic could adversely affect the liquidity of the Company. As such, management has taken specific steps to raise awareness of the risk and taken action to minimize the risk. In addition to processes already in place to closely monitor changes in liquidity needs, including those that may result from the COVID-19 pandemic, the Company has increased collateral and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While the Company is unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.
In addition, the carrying value of investment securities, right-of-use assets, goodwill and other intangibles could decrease, resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company's business.

As the COVID-19 pandemic has advanced, Lakeland has made it a priority to safeguard the health of our associates and customers, while assisting customers impacted by the economic burdens of COVID-19 and providing support to our communities. Lakeland initiated remote working plans and encouraged the use of our mobile and online banking alternatives as we adjusted our branch hours, decreased lobby usage and temporarily closed branches. To assist COVID-19 impacted borrowers, we are offering temporary payment deferrals on commercial, mortgage and consumer loans and we have assisted customers with the origination of PPP loans to help strengthen local businesses and preserve jobs in our communities. Additionally, to further support our customers, the Company has decided to participate in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Despite this challenging environment, our associates show tireless professionalism, compassion and dedication to serving our customers under these unprecedented conditions. We remain open for business, continuing to lend to qualified businesses for working capital and general business purposes. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
Financial Overview
For the second quarter of 2020, the Company reported net income of $11.9 million and earnings per diluted share of $0.23 compared to net income of $17.5 million and earnings per diluted share of $0.34 for the second quarter of 2019. For the second quarter of 2020, annualized return on average assets was 0.67%, annualized return on average common equity was 6.42% and annualized return on average tangible common equity was 8.19% compared to 1.12%, 10.16%, and 13.21%, respectively, for the second quarter of 2019.
For the six months ended June 30, 2020 the Company reported net income of $24.2 million, compared to $33.1 million for the same period in 2019. For the six months ended June 30, 2020, the Company reported earnings per diluted share of $0.47, compared to $0.65 earnings per diluted share reported for the first six months of 2019. For the first six months of 2020, annualized return on average assets was 0.71%, annualized return on average common equity was 6.59%, and annualized return on average tangible common equity was 8.42% compared to 1.07%, 9.79% and 12.77%, respectively, for the same period in 2019.
The second quarter and year-to-date results were adversely impacted by a $9.0 million and $18.2 million provision for loan losses, respectively, compared to no provision and a $508,000 provision for the same periods last year. Of the increased provision in the first half of 2020, $15.0 million was primarily due to the impact of COVID-19 on certain qualitative factors and loans placed on COVID-related payment deferment. The remaining $3.2 million of the provision is attributable to loan growth, a change in the loan portfolio composition and a change in loss rates.
Net interest margin for the second quarter of 2020 of 3.06% decreased 33 and 22 basis points, respectively, from the second quarter of 2019 and the first quarter of 2020. Net interest margin for the first six months of 2020 of 3.16% compared to 3.41% for the same period in 2019. The decrease in net interest margin was due primarily to a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities.
Total loans, net of deferred fees, grew $618.3 million or 12%, to $5.76 billion during the first six months of 2020. The increase in loans includes of $326.0 million in Paycheck Protection Program ("PPP") loans.
Total deposits increased $831.7 million, or 16%, from December 31, 2019 to June 30, 2020, to $6.13 billion.
Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019
Net Income
Net income was $11.9 million, or $0.23 per diluted share, for the second quarter of 2020 compared to net income of $17.5 million, or $0.34 per diluted share, for the second quarter of 2019. The reduction in net income compared to the second quarter of 2019 was due primarily to the increased provision for loan losses mentioned above.
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

Net interest income on a tax equivalent basis for the second quarter of 2020 was $50.6 million, compared to $49.3 million for the second quarter of 2019. The increase in net interest income compared to the second quarter of 2019 was due primarily to the growth of interest-earning assets and a decrease in interest rates on interest-bearing liabilities partially offset by a decrease in the yield on interest earning assets. The net interest margin decreased to 3.06% in the second quarter of 2020 from 3.39% in the second quarter of 2019 primarily as a result of a decrease in the yield on interest-earning assets, particularly a reduction in the yield on loans due to decreases in the prime rate and LIBOR during 2019 and 2020, an increase in lower yielding federal funds sold and the origination of PPP loans during the second quarter of 2020, which earn an effective yield of 2.50% including amortization of fees and costs. The components of net interest income are discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended June 30, 2020 and June 30, 2019 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$5,572,865	$55,825	4.03%	$4,917,109	$59,119	4.82%
Taxable investment securities and other	825,465	4,763	2.31%	781,469	4,985	2.55%
Tax-exempt securities	65,572	442	2.70%	73,139	501	2.74%
Federal funds sold (2)	187,091	36	0.08%	64,616	348	2.15%
Total interest-earning assets	6,650,993	61,066	3.69%	5,836,333	64,953	4.46%
Noninterest-earning assets:
Allowance for loan losses	(52,099)			(38,901)
Other assets	538,635			459,091
TOTAL ASSETS	$7,137,529			$6,256,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$525,224	$86	0.07%	$502,340	$79	0.06%
Interest-bearing transaction accounts	2,908,299	3,956	0.55%	2,562,365	7,962	1.25%
Time deposits	1,093,760	4,052	1.48%	961,212	4,721	1.96%
Borrowings	356,598	2,360	2.62%	394,118	2,888	2.90%
Total interest-bearing liabilities	4,883,881	10,454	0.86%	4,420,035	15,650	1.42%
Noninterest-bearing liabilities:
Demand deposits	1,364,785			1,083,745
Other liabilities	146,813			63,419
Stockholders' equity	742,050			689,324
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,137,529			$6,256,523
Net interest income/spread		50,612	2.83%		49,303	3.04%
Tax equivalent basis adjustment		93			105
NET INTEREST INCOME		$50,519			$49,198
Net interest margin (3)			3.06%			3.39%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased $3.9 million, or 6% from $65.0 million in the second quarter of 2019 to $61.1 million in the second quarter of 2020, as a result of a reduction in the yield on interest-earning assets due to the same reasons discussed above. Average federal funds sold in the second quarter of 2020 increased $122.5 million compared to the second quarter of 2019, while the yield decreased 207 basis points to 0.08% for the second quarter of 2020. Average loans increased $655.8 million compared to the second quarter of 2019 while the yield on average loans decreased 79 basis points to 4.03% in the second quarter of 2020 from the second quarter of 2019. Total average taxable investment securities increased $44.0 million to $825.5 million for the second quarter of 2020 from the second quarter of 2019, while average tax-exempt securities decreased $7.6 million to $65.6 million for the same periods. The yield on average taxable investment securities decreased 24 basis points from the second quarter of 2019 to 2.31% for the second quarter of 2020, while the yield on average tax-exempt investment securities decreased four basis points to 2.70%.
Total interest expense of $10.5 million in the second quarter of 2020 was $5.2 million less than the $15.7 million reported for the same period in 2019. Total average interest-bearing liabilities increased $463.8 million compared to the second quarter of 2019 primarily as a result of organic growth in money market accounts due to increased marketing efforts and to a change in customer behavior toward more traditional banking alternatives in the current economy. The cost of average interest-bearing liabilities decreased from 1.42% in the second quarter of 2019 to 0.86% in the second quarter of 2020 largely driven by reductions in the federal funds rate. For the second quarter of 2020, the cost of interest-bearing transaction accounts, time deposits and borrowings decreased by 70 basis points, 48 basis points and 28 basis points, respectively, when compared to the same period in 2019.
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
In the second quarter of 2020, a $9.0 million provision for loan loss was recorded, compared to no provision for the same period last year. The increase in provision was due primarily to the impact of COVID-19 on certain qualitative factors and loans on payment deferment. The Company recorded charge offs of $141,000 and recoveries of $96,000 in the second quarter of 2020 compared to charge offs of $413,000 and recoveries of $1.1 million in the second quarter of 2019. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income decreased $908,000 to $5.5 million for the second quarter of 2020 compared to $6.4 million during the same period in 2019 due primarily to a reduction in service charges on deposit accounts and commissions and fees. Service charges on deposit accounts for the second quarter of 2020 decreased $880,000 compared to the second quarter of 2019 due primarily to changes in customer behavior resulting from the pandemic and New Jersey's Stay in Place Order. Commissions and fees decreased $529,000 compared to the second quarter of 2019 due primarily to decreases in commercial loan fees and investment commission income. Gains on sales of loans and swap income increased $282,000 and $111,000, respectively, due primarily to increased volume driven by lower interest rates.
Noninterest Expense
Noninterest expense in the second quarter of 2020 totaled $31.5 million compared to $31.7 million reported for the same quarter of 2019, a decrease of $224,000. Salaries and employee benefits expense was $20.3 million for the second quarter of 2020, increasing $890,000, or 5%, from the same period last year, as a result of additions to staff to support continued growth and normal merit increases. Furniture and equipment increased $618,000 compared to the second quarter of 2019 due primarily to an increase in costs associated with the Company's digital strategy initiative. Marketing expense decreased $306,000 due to the timing of marketing campaigns impacted by the pandemic. Other expenses in the second quarter of 2020 decreased $1.0 million compared to the second quarter of 2019 due primarily to reductions in courier, seminar and travel and entertainment expenses. Additionally, the second quarter of 2019 also included $318,000 in merger-related expenses from the Highlands Bancorp acquisition compared to none in the second quarter of 2020.
The Company’s efficiency ratio, a non-GAAP financial measure, was 55.62% in the second quarter of 2020, compared to 55.78% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
(dollars in thousands)	2020	2019

Total noninterest expense	$31,462	$31,686
Amortization of core deposit intangibles	(261)	(301)
Merger-related expenses	—	(318)
Noninterest expense, as adjusted	$31,201	$31,067

Net interest income	$50,519	$49,198
Noninterest income	5,481	6,389
Total revenue	56,000	55,587
Tax-equivalent adjustment on municipal securities	93	105
Total revenue, as adjusted	$56,093	$55,692
Efficiency ratio	55.62%	55.78%
Income Tax Expense
The effective tax rate in the second quarter of 2020 was 23.7% compared to 27.0% during the same period in 2019 primarily a result of a technical bulletin issued by the New Jersey Division of Taxation during the second quarter of 2019, which resulted in increasing our 2019 year-to-date effective tax rate to 24.5%.
Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019
Net Income
Net income was $24.2 million, or $0.47 per diluted share, for the first six months of 2020 compared to net income of $33.1 million, or $0.65 per diluted share, for the first six months of 2019. Net income decreased primarily as a result of the $17.7 million increase in provision for loan losses mentioned in the financial overview. Net interest income increased $2.6 million compared to the first six months of 2019 resulting primarily from an increase in interest-earning assets and a decrease in the cost of interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets.
Net Interest Income
Net interest income on a tax equivalent basis for the first six months of 2020 was $100.6 million, compared to $98.0 million for the first six months of 2019. The net interest margin of 3.16% in the first six months of 2020 compared to 3.41% for the same period in 2019. The decrease in net interest margin resulted primarily from a 53 basis point decrease in the yield on interest-earning assets, partially offset by a 36 basis point decrease in the cost of interest-bearing liabilities. The components of net interest income are discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the six months ended June 30, 2020 and June 30, 2019 are computed on a tax equivalent basis using a tax rate of 21%.
.

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$5,390,481	$113,682	4.24%	$4,894,447	$116,761	4.81%
Taxable investment securities and other	821,304	9,992	2.43%	782,081	9,858	2.52%
Tax-exempt securities	64,208	862	2.69%	74,237	1,017	2.74%
Federal funds sold (2)	116,005	195	0.34%	54,004	602	2.23%
Total interest-earning assets	6,391,998	124,731	3.92%	5,804,769	128,238	4.45%
Noninterest-earning assets:
Allowance for loan losses	(46,360)			(40,357)
Other assets	505,777			455,664
TOTAL ASSETS	$6,851,415			$6,220,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$511,011	$171	0.07%	$507,775	$173	0.07%
Interest-bearing transaction accounts	2,869,539	10,782	0.76%	2,558,636	15,379	1.21%
Time deposits	983,379	8,004	1.63%	925,837	8,707	1.88%
Borrowings	397,088	5,175	2.58%	414,695	5,962	2.86%
Total interest-bearing liabilities	4,761,017	24,132	1.02%	4,406,943	30,221	1.38%
Noninterest-bearing liabilities:
Demand deposits	1,237,212			1,069,979
Other liabilities	113,801			61,845
Stockholders' equity	739,385			681,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,851,415			$6,220,076
Net interest income/spread		100,599	2.91%		98,017	3.07%
Tax equivalent basis adjustment		181			213
NET INTEREST INCOME		$100,418			$97,804
Net interest margin (3)			3.16%			3.41%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.
Interest income on a tax equivalent basis decreased from $128.2 million in the first six months of 2019 to $124.7 million in the first six months of 2020, a decrease of $3.5 million, or 3%. The decrease in interest income was primarily due to the same reasons discussed in the quarterly analysis. Average federal funds sold increased $62.0 million in the first half of 2020 compared to the same period in 2019, while the yield on federal funds sold decreased 189 basis points compared to the first half of 2019. Average loans increased $496.0 million compared to the first six months of 2019, while the yield on average loans at 4.24% in the first six months of 2020 was 57 basis points lower than the same period in 2019. The yield on average taxable and tax-exempt investment securities decreased nine basis points and five basis points, respectively.
Total interest expense of $24.1 million in the first six months of 2020 was $6.1 million less than the $30.2 million reported for the same period in 2019. Total average interest-bearing liabilities increased $354.1 million, while the cost of average interest-bearing liabilities decreased from 1.38% in the first six months of 2019 to 1.02% in the first six months of 2020. The increase in the balance and reduction in cost of interest-bearing liabilities was due primarily to the same reasons discussed in the quarterly analysis. The cost of interest-bearing transaction accounts and time deposits decreased by 45 basis points and 25 basis points, respectively, while the cost of borrowings decreased 28 basis points compared to the first six months of 2019.

Provision for Loan Losses
In the first six months of 2020, an $18.2 million provision for loan losses was recorded, compared to $508,000 for the same period last year. As previously noted, approximately $15.0 million of the increase in the provision was due to the impact of COVID-19 on certain qualitative factors as well as the downgrade of loans for which deferral of payments was granted. The remaining $3.2 million of the provision is attributable to loan growth, a change in the loan portfolio composition and a change in loss rates. The Company charged off $624,000 and recovered $237,000 in the first six months of 2020 compared to $929,000 and $1.4 million, respectively, in the first six months of 2019. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $13.5 million in the first six months of 2020 increased by $1.4 million from $12.1 million in the first six months of 2019 due primarily to a $2.8 million increase in swap income. Noninterest income for the first six months of 2020 included $342,000 in gains on sales of securities compared to none during the same period in 2019. Service charges on deposits and commissions and fees decreased $953,000 and $301,000, respectively, compared to the first six months of 2019 both due to the same reasons discussed in the quarterly comparison. Noninterest income for the first six months of 2020 also included a $455,000 loss on equity securities compared to gains of $453,000 during the same period in 2019. Gains on sales of loans increased $326,000 due to an increase in sales of mortgages.
Noninterest Expense
Noninterest expense in the first six months of 2020 totaled $64.0 million, which was $1.7 million less than the $65.7 million reported for the first six months of 2019 due primarily to $3.2 million in merger related expenses recorded during the first half of 2019 related to the acquisition of Highlands Bancorp. Salaries and employee benefits and furniture and equipment increased $1.9 million and $1.1 million, respectively, from the same period last year, due to the same reasons discussed in the quarterly comparison. Marketing expense and other expense decreased $548,000 and $644,000 due to the same reasons mentioned in the quarterly analysis. The Company’s efficiency ratio, a non-GAAP financial measure, was 55.46% in the first six months of 2020, compared to 56.20% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019

Total noninterest expense	$63,966	$65,670
Amortization of core deposit intangibles	(526)	(605)
Merger-related expenses	—	(3,178)
Long Term Debt prepayment fee	(356)	—
Noninterest expense, as adjusted	$63,084	$61,887

Net interest income	$100,418	$97,804
Noninterest income	13,492	12,112
Total revenue	113,910	109,916
Tax-equivalent adjustment on municipal securities	181	213
(Gains) losses on sales of investment securities	(342)	—
Total revenue, as adjusted	$113,749	$110,129
Efficiency ratio	55.46%	56.20%
Income Tax Expense
The effective tax rate in the first six months of 2020 was 23.6% compared to 24.4% during the same period last year due primarily to a reduction in taxable income.

Financial Condition
The Company’s total assets increased $777.3 million from December 31, 2019, to $7.49 billion at June 30, 2020. Total loans, net of deferred fees, were $5.76 billion, an increase of $618.3 million, or 12%, from $5.14 billion at December 31, 2019. Total deposits were $6.13 billion, an increase of $831.7 million, or 16%, from December 31, 2019, while total borrowings decreased $155.6 million to $457.1 million at June 30, 2020.
Loans
Gross loans of $5.77 billion at June 30, 2020 increased $628.2 million from December 31, 2019, primarily in the commercial loans secured by real estate and paycheck protection program ("PPP") categories, which increased $371.9 million, and $326.0 million, respectively. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of June 30, 2020, we funded 2,066 PPP loans totaling $326.6 million with $11.1 million in related fees, as well as $1.1 million in deferred costs..
Risk Elements
Non-performing assets, excluding PCI loans, increased from $21.7 million at December 31, 2019 to $33.2 million at June 30, 2020. The increase in non-performing assets primarily resulted from loans to one borrower totaling $9.5 million moving into non-accrual status for reasons unrelated to COVID-19. Non-accrual loans in the commercial loans secured by real estate category increased $12.4 million, while the residential mortgage category decreased $568,000. The percentage of non-performing assets to total assets was 0.44% at June 30, 2020 compared to 0.32% at December 31, 2019. Non-accrual loans at June 30, 2020 included five loan relationships with a balance of $1 million or greater, totaling $17.6 million, and eight loan relationships between $500,000 and $1.0 million, totaling $5.6 million. Loans past due ninety days or more and still accruing totaled $58,000 at June 30, 2020 compared to none at December 31, 2019.
Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. On June 30, 2020, the Company had $4.7 million in loans that were troubled debt restructurings and accruing interest income compared to $5.7 million at December 31, 2019. These loans are expected to be able to perform under the modified terms of the loan. On June 30, 2020, the Company had $1.2 million in troubled debt restructurings that were included in non-accrual loans compared to $1.6 million at December 31, 2019.
Since the end of March 2020, the Company has been working with borrowers negatively impacted by the COVID-19 pandemic. As of June 30, 2020, we have deferred loan payments on approximately $927.0 million of commercial loans, $40.0 million of equipment finance and $53.0 million of mortgage and consumer loans. Deferral of payments was generally limited to 90 days. Through July 31, 2020, the Company has granted a second 90-day payment deferment on commercial loans totaling $102.0 million, equipment finance loans totaling $6.2 million and mortgage and consumer loans totaling $1.3 million.
On June 30, 2020, the Company had $32.4 million in impaired loans (consisting primarily of non-accrual and restructured loans) compared to $22.1 million at year-end 2019. The Company also had purchased credit impaired loans from prior acquisitions with carrying values of $8.0 million at June 30, 2020. For more information on impaired loans see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $271,000 of the allowance for loan losses has been allocated for impairment at June 30, 2020 compared to $352,000 at December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had $60.1 million and $47.7 million, respectively, in loans that were rated substandard that were not classified as non-performing or impaired.
There were no loans at June 30, 2020, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for loan losses
As noted earlier in this discussion, pursuant to the CARES Act, the Company has delayed implementation of ASU 2016-13, the CECL accounting standard. Upon the Company's future adoption of CECL, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings, with an effective retrospective implementation date of January 1, 2020.
The overall balance of the allowance for loan losses of $57.8 million at June 30, 2020 increased $17.8 million from December 31, 2019, an increase of 45%. The change in the allowance within loan segments during the two comparable periods is principally due to factors relating to COVID-19 to the extent identified by the Company and gives effect to changes in the Company's level of loan growth and related credit downgrades.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2019
Balance at the beginning of the year	$40,003	$37,688	$37,688
Loans charged off:
Commercial, secured by real estate	(169)	(187)	(544)
Commercial, industrial and other	—	(185)	(645)
Equipment finance	(98)	(380)	(414)
Real estate - mortgage	(116)	(50)	(50)
Home equity and consumer	(241)	(127)	(283)
Total loans charged off	(624)	(929)	(1,936)
Recoveries:
Commercial, secured by real estate	47	140	251
Commercial, industrial and other	43	1,044	1,100
Equipment finance	38	2	332
Real estate - mortgage	20	11	66
Real estate - construction	48	65	126
Home equity and consumer	41	133	246
Total recoveries	237	1,395	2,121
Net recoveries (charge-offs)	(387)	466	185
Provision for loan losses	18,223	508	2,130
Ending balance	$57,839	$38,662	$40,003

Net charge-offs as a percentage of average loans outstanding	0.01%	(0.02)%	—%
Allowance as a percentage of total loans outstanding	1.00%	0.78%	0.78%
Allowance as a percentage of non-accrual loans	176.05%	268.04%	189.25%
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
The methodology employed for assessing the adequacy of the allowance consists of the following criteria:
•The establishment of specific reserve amounts for impaired loans, including PCI loans.
•The establishment of reserves for pools of homogeneous loans not subject to specific review, including impaired loans under $500,000, equipment finance, 1 - 4 family residential mortgages, and consumer loans.
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
Non-performing loans of $32.9 million at June 30, 2020 increased $11.7 million from December 31, 2019. The allowance for loan losses as a percent of total loans was 1.00% at June 30, 2020 compared to 0.78% at December 31, 2019. Excluding the loans from prior acquisitions and PPP loans, the allowance as a percent of total loans would be 1.16% as of June 30, 2020 compared to 0.88% at December 31, 2019. The increase in the percentage of the allowance for loan losses as a percent of total loans was primarily due to the $18.2 million provision recorded in the first half of 2020 primarily resulting from the impact of COVID-19. Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at June 30, 2020.
Investment Securities
Investment securities totaled $921.8 million at June 30, 2020 and $879.9 million at December 31, 2019, increasing $41.9 million from year-end. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $5.29 billion at December 31, 2019 to $6.13 billion at June 30, 2020, an increase of $831.7 million, or 16%. Time deposits increased $257.7 million, due primarily to an increase in brokered deposits of $240.5 million, while savings and interest-bearing transaction accounts increased $211.9 million due primarily to an increase in money market deposit accounts resulting from increased marketing efforts and a change in customer behavior towards more traditional banking alternatives in the current economy. Noninterest-bearing deposits increased $362.2 million during the first quarter of 2020 due primarily to deposits of PPP loan proceeds.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $57.9 million for the first six months of 2020 compared to $39.9 million for the same period in 2019.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2020, Lakeland’s deposits increased $831.7 million compared to an increase of $52.8 million during the first six months of 2019.
•Sales of securities. At June 30, 2020 the Company had $812.0 million in securities designated “available for sale.” Of these securities, $510.6 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans can also be a source of liquidity.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $125.0 million in overnight borrowings from the FHLB on June 30, 2020. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million, of which $15.0 million was outstanding at June 30, 2020. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2020.
•Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2020 follows.
Cash and cash equivalents totaling $342.6 million on June 30, 2020 increased $60.2 million from December 31, 2019. Operating activities provided $57.9 million in net cash. Investing activities used $658.9 million in net cash, primarily reflecting an increase in loans. Financing activities provided $661.2 million in net cash primarily reflecting the net increase in deposits of $831.9 million, partially offset by a $145.5 million decrease in federal funds purchased and securities sold under agreements to repurchase. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2020. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$22,844	$3,349	$5,515	$4,352	$9,628
Benefit plan commitments	5,117	397	818	824	3,078
Remaining contractual maturities of time deposits	1,128,506	878,508	241,702	8,296	—
Subordinated debentures	118,239	—	—	5,301	112,938
Loan commitments	1,100,782	755,189	194,515	33,765	117,313
Other borrowings	155,714	40,934	80,343	34,437	—
Interest on other borrowings*	52,241	8,776	14,812	12,018	16,635
Standby letters of credit	16,546	14,849	1,617	80	—
Total	$2,599,989	$1,702,002	$539,322	$99,073	$259,592
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.35%.
Capital Resources
Total stockholders’ equity increased to $745.5 million on June 30, 2020 from $725.3 million on December 31, 2019, an increase of $20.2 million. Book value per common share increased to $14.77 on June 30, 2020 from $14.36 on December 31, 2019. Tangible book value per share increased from $11.18 per share on December 31, 2019 to $11.60 per share on June 30, 2020, an increase of 4%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2019 to June 30, 2020 was primarily due to $24.2 million of net income and other comprehensive income of $9.2 million, which was partially offset by the payment of cash dividends on common stock of $12.7 million and purchase of treasury stock under the Company's stock buyback program of $1.5 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of June 30, 2020, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of June 30, 2020, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
The Company	8.69%	9.41%	9.93%	10.46%	10.45%	11.02%	12.98%	13.40%
Lakeland Bank	9.40%	10.16%	11.30%	11.89%	11.30%	11.89%	12.34%	12.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$745,489	$725,263
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	3,788	4,314
Total tangible common stockholders’ equity at end of period - Non-GAAP	$585,424	$564,672
Shares outstanding at end of period	50,463	50,498
Book value per share - GAAP	$14.77	$14.36
Tangible book value per share - Non-GAAP	$11.60	$11.18

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$585,424	$564,672

Total assets at end of period	$7,488,516	$6,711,236
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	3,788	4,314
Total tangible assets at end of period - Non-GAAP	$7,328,451	$6,550,645
Common equity to assets - GAAP	9.96%	10.81%
Tangible common equity to tangible assets - Non-GAAP	7.99%	8.62%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$11,851	$17,457	$24,243	$33,083
Total average common stockholders’ equity	$742,050	$689,324	$739,385	$681,309
Less:
Average goodwill	156,277	154,171	156,277	153,868
Average other identifiable intangible assets, net	3,942	5,058	4,073	5,155
Total average tangible common stockholders’ equity - Non-GAAP	$581,831	$530,095	$579,035	$522,286
Return on average common stockholders’ equity - GAAP	6.42%	10.16%	6.59%	9.79%
Return on average tangible common stockholders’ equity - Non-GAAP	8.19%	13.21%	8.42%	12.77%

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

In January 2017, the FASB issued Update 2017-04, an update to Topic 350, Intangibles - Goodwill and Other, to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update is effective for the Company’s financial statements for annual years beginning after December 15, 2019. The update was adopted by the Company as of January 1, 2020 with prospective application and did not impact the year-to-date June 30, 2020 results. The future impact of the update will depend upon the performance of the Company and the market conditions impacting the fair value of the Company going forward.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $203.0 million. The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
June 30, 2020	3.5%	2.5%	1.7%	4.3%
December 31, 2019	2.4%	1.7%	1.1%	(3.3)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2020 (the base case) was $880.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
June 30, 2020	7.3%	6.8%	6.4%	(11.5)%
December 31, 2019	(4.8)%	(2.8)%	(0.9)%	(1.2)%
The Company's net portfolio value in the -100 basis point scenario was -11.5% for the second quarter of 2020 compared to its policy limit of -10.0% resulting from the effects of the extremely low interest rate environment. Management has determined that no corrective action is necessary at this time and will continue to monitor this rate shock scenario. The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
Further, during the period from April 2020 through July 2020, we processed more than 2,000 applications for PPP loans, which resulted in significant demands and pressures on our operations. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults. As a result of participation in the PPP, we may be subject to litigation and claims by borrowers under the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the Small Business Administration, the U.S. Treasury Department and other government agencies. Regardless of whether these claims and investigations are founded or unfounded, if such claims and investigations are not resolved in a timely manner favorable to us, they may result in significant costs and liabilities (including increased legal and professional services costs) and/or adversely affect the market perception of us and our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the second quarter of 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2020	—	$—	—	2,393,423
May 1 to May 31, 2020	—	—	—	2,393,423
June 1 to June 30, 2020	—	—	—	2,393,423
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
Date: August 7, 2020