Form 10-Q
period 2020-09-30
LAKELAND BANCORP INC
filed 2020-11-06
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 3, 2020, there were 50,468,835 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(dollars in thousands)	(unaudited)
ASSETS
Cash	$314,591	$275,794
Interest-bearing deposits due from banks	31,337	6,577
Total cash and cash equivalents	345,928	282,371
Investment securities available for sale, at fair value	783,331	755,900
Equity securities, at fair value	14,076	16,473
Investment securities held to maturity; fair value of $101,205 at September 30, 2020 and $124,904 at December 31, 2019	97,893	123,975
Federal Home Loan Bank and other membership bank stock, at cost	14,235	22,505
Loans held for sale	4,197	1,743
Loans, net of deferred fees	5,843,591	5,137,823
Less: Allowance for loan losses	65,242	40,003
Net loans	5,778,349	5,097,820
Premises and equipment, net	47,810	47,608
Operating lease right-of-use assets	17,028	18,282
Accrued interest receivable	21,480	16,832
Goodwill	156,277	156,277
Other identifiable intangible assets	3,538	4,314
Bank owned life insurance	114,418	112,392
Other assets	123,624	54,744
TOTAL ASSETS	$7,522,184	$6,711,236
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$1,474,847	$1,124,121
Savings and interest-bearing transaction accounts	3,647,328	3,298,854
Time deposits $250 thousand and under	961,402	652,144
Time deposits over $250 thousand	182,939	218,660
Total deposits	6,266,516	5,293,779
Federal funds purchased and securities sold under agreements to repurchase	97,874	328,658
Other borrowings	135,111	165,816
Subordinated debentures	118,248	118,220
Operating lease liabilities	18,471	19,814
Other liabilities	132,392	59,686
TOTAL LIABILITIES	6,768,612	5,985,973
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 100,000,000; issued shares 50,598,670 and outstanding shares 50,467,635 at September 30, 2020 and issued and outstanding shares 50,498,410 at December 31, 2019	561,817	560,263
Retained earnings	182,329	162,752
Treasury shares, at cost, 131,035 shares at September 30, 2020 and no shares at December 31, 2019	(1,452)	—
Accumulated other comprehensive income	10,878	2,248
TOTAL STOCKHOLDERS’ EQUITY	753,572	725,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,522,184	$6,711,236
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Loans and fees	$56,801	$58,563	$170,483	$175,324
Federal funds sold and interest-bearing deposits with banks	92	695	287	1,297
Taxable investment securities and other	4,139	5,007	14,131	14,865
Tax-exempt investment securities	401	361	1,082	1,165
TOTAL INTEREST INCOME	61,433	64,626	185,983	192,651
INTEREST EXPENSE
Deposits	7,012	13,267	25,969	37,526
Federal funds purchased and securities sold under agreements to repurchase	27	231	531	1,333
Other borrowings	2,260	2,446	6,931	7,306
TOTAL INTEREST EXPENSE	9,299	15,944	33,431	46,165
NET INTEREST INCOME	52,134	48,682	152,552	146,486
Provision for loan losses	8,000	536	26,223	1,044
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,134	48,146	126,329	145,442
NONINTEREST INCOME
Service charges on deposit accounts	2,288	2,851	6,663	8,179
Commissions and fees	1,667	1,545	4,503	4,682
Income on bank owned life insurance	670	691	2,000	2,064
(Loss) gain on equity securities	(170)	72	(625)	525
Gains on sales of loans	1,437	486	2,562	1,285
Gains on sales of investment securities, net	—	—	342	—
Swap income	624	730	4,234	1,585
Other income	257	325	586	492
TOTAL NONINTEREST INCOME	6,773	6,700	20,265	18,812
NONINTEREST EXPENSE
Salaries and employee benefits	19,694	19,062	60,198	57,672
Net occupancy expense	2,692	2,767	8,016	8,350
Furniture and equipment	2,890	2,084	8,233	6,365
FDIC insurance expense	625	(420)	1,373	431
Stationery, supplies and postage	488	366	1,268	1,214
Marketing expense	381	423	840	1,430
Data processing expense	1,211	1,248	3,900	3,800
Telecommunications expense	501	480	1,399	1,451
ATM and debit card expense	615	588	1,738	1,773
Core deposit intangible amortization	250	288	776	893
Other real estate and repossessed asset expense (income)	(2)	29	53	223
Long-term debt prepayment fee	—	—	356	—
Merger related expenses	—	—	—	3,178
Other expenses	2,752	2,648	7,913	8,453
TOTAL NONINTEREST EXPENSE	32,097	29,563	96,063	95,233
Income before provision for income taxes	18,810	25,283	50,531	69,021
Provision for income taxes	4,383	6,409	11,861	17,064
NET INCOME	$14,427	$18,874	$38,670	$51,957
PER SHARE OF COMMON STOCK
Basic earnings	$0.28	$0.37	$0.76	$1.02
Diluted earnings	0.28	0.37	0.76	1.02
Dividends	0.125	0.125	0.375	0.365
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

NET INCOME	$14,427	$18,874	$38,670	$51,957
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on securities available for sale	(576)	1,480	9,220	11,619
Reclassification for securities gains included in net income	—	—	(254)	—
Unrealized gains (losses) on derivatives	37	(78)	(336)	(571)
Other comprehensive (loss) income	(539)	1,402	8,630	11,048
TOTAL COMPREHENSIVE INCOME	$13,888	$20,276	$47,300	$63,005
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended September 30, 2020 and 2019

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

June 30, 2019	$558,768	$137,887	$—	$1,808	$698,463
Net income	—	18,874	—	—	18,874
Other comprehensive income, net of tax	—	—	—	1,402	1,402
Stock based compensation	558	—	—	—	558
Retirement of restricted stock	(38)	—	—	—	(38)
Exercise of stock options	307	—	—	—	307
Cash dividends on common stock of $0.125 per share	—	(6,362)	—	—	(6,362)
September 30, 2019	$559,595	$150,399	$—	$3,210	$713,204

June 30, 2020	$561,257	$174,267	$(1,452)	$11,417	$745,489
Net income	—	14,427	—	—	14,427
Other comprehensive loss, net of tax	—	—	—	(539)	(539)
Stock based compensation	585	—	—	—	585
Retirement of restricted stock	(25)	—	—	—	(25)
Cash dividends on common stock of $0.125 per share	—	(6,365)	—	—	(6,365)
September 30, 2020	$561,817	$182,329	$(1,452)	$10,878	$753,572
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2020 and 2019

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2019	$514,703	$116,874	$—	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	—	125
January 1, 2019, as adjusted	514,703	116,999	—	(7,838)	623,864
Net income	—	51,957	—	—	51,957
Other comprehensive income, net of tax	—	—	—	11,048	11,048
Stock based compensation	1,822	—	—	—	1,822
Issuance of stock for Highlands acquisition	43,417	—	—	—	43,417
Retirement of restricted stock	(654)	—	—	—	(654)
Exercise of stock options	307	—	—	—	307
Cash dividends on common stock of $0.37 per share	—	(18,557)	—	—	(18,557)
September 30, 2019	$559,595	$150,399	$—	$3,210	$713,204

January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Net income	—	38,670	—	—	38,670
Other comprehensive income, net of tax	—	—	—	8,630	8,630
Purchase of treasury stock, 131,035 shares	—	—	(1,452)	—	(1,452)
Stock based compensation	2,046	—	—	—	2,046
Retirement of restricted stock	(492)	—	—	—	(492)
Cash dividends on common stock of $0.38 per share	—	(19,093)	—	—	(19,093)
September 30, 2020	$561,817	$182,329	$(1,452)	$10,878	$753,572
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,670	$51,957
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	209	1,533
Depreciation and amortization	2,588	1,162
Amortization of intangible assets	776	893
Amortization of operating lease right-of-use assets	1,995	1,938
Provision for loan losses	26,223	1,044
Loans originated for sale	(78,204)	(40,074)
Proceeds from sales of loans held for sale	78,312	40,508
Gains on sales of securities	(342)	—
Change in market value of equity securities	625	(525)
Gains on sales of loans held for sale	(2,562)	(1,285)
(Gains) losses on other real estate and other repossessed assets	(76)	87
Losses on sales of premises and equipment	54	486
Long-term debt prepayment penalty	356	—
Stock-based compensation	2,046	1,822
Excess tax (deficiencies) benefits	(128)	183
Increase in other assets	(79,414)	(20,386)
Increase in other liabilities	70,544	21,935
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,672	61,278
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	13,454
Proceeds from repayments and maturities of available for sale securities	633,574	102,133
Proceeds from repayments and maturities of held to maturity securities	26,816	22,330
Proceeds from sales of equity securities	3,000	1,153
Proceeds from sales of available for sale securities	94,696	—
Purchase of available for sale securities	(746,035)	(149,182)
Purchase of held to maturity securities	(1,160)	(18,897)
Purchase of equity securities	(1,228)	(259)
Death benefit proceeds from bank owned life insurance policy	—	121
Proceeds from redemptions of Federal Home Loan Bank stock	97,127	79,217
Purchases of Federal Home Loan Bank stock	(88,857)	(82,155)
Net increase in loans	(702,010)	(38,308)
Proceeds from sales of other real estate and repossessed assets	1,032	399
Proceeds from dispositions and sales of premises and equipment	49	1,827
Purchases of premises and equipment	(5,155)	(4,166)
NET CASH USED IN INVESTING ACTIVITIES	(688,151)	(72,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	972,917	180,990
Decrease in federal funds purchased and securities sold under agreements to repurchase	(230,784)	(34,579)
Proceeds from other borrowings	25,000	46,260
Repayments of other borrowings	(56,060)	(89,353)
Purchase of treasury stock	(1,452)	—
Exercise of stock options	—	307
Retirement of restricted stock	(492)	(654)
Dividends paid	(19,093)	(18,557)
NET CASH PROVIDED BY FINANCING ACTIVITIES	690,036	84,414
Net increase in cash and cash equivalents	63,557	73,359
Cash and cash equivalents, beginning of period	282,371	208,599
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,928	$281,958

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$17,386	$10,847
Cash paid during the period for interest	35,472	46,532
Transfer of loans into other repossessed assets and other real estate owned	393	599
Initial recognition of operating lease right-of-use assets	—	18,651
Initial recognition of operating lease liabilities	—	20,203
Right-of-use assets obtained in exchange for new lease liabilities	741	765
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,767
Investment securities	—	22,734
Loans, including loans held for sale	—	426,118
Goodwill and other intangible assets, net	—	23,125
Other assets	—	9,304
Total non-cash assets acquired	—	483,048
Liabilities assumed:
Deposits	—	409,638
Other borrowings	—	40,957
Other liabilities	—	2,490
Total liabilities assumed	—	453,085
Common stock issued	$—	$43,417
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2020 do not necessarily indicate the results that the Company will achieve for all of 2020.
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
The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposit and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit and IRAs.
Direct costs related to the acquisition were expensed as incurred. The Company incurred no merger and acquisition integration-related expenses during the third quarter of 2019 and $3.2 million of merger and acquisition integration-related expenses during the nine months ended September 30, 2019, which have been separately stated in the Company's Consolidated Statements of Income. There were no merger or acquisition integration-related expenses in 2020.

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

The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Deposit Related Fees and Charges:
Debit card interchange income	$1,472	$1,429	$3,910	$4,059
Overdraft charges	533	1,047	1,935	3,024
ATM service charges	138	226	367	626
Demand deposit fees and charges	129	124	394	389
Savings service charges	16	25	57	81
Total	2,288	2,851	6,663	8,179
Commissions and Fees:
Loan fees	510	303	1,063	1,182
Wire transfer charges	372	316	1,021	888
Investment services income	392	474	1,231	1,253
Merchant fees	184	202	598	586
Commissions from sales of checks	73	85	216	299
Safe deposit income	85	94	256	275
Other income	51	66	138	187
Total	1,667	1,540	4,523	4,670
Gains on sales of loans	1,437	486	2,562	1,285
Other Income:
Gains on customer swap transactions	624	730	4,234	1,585
Title insurance income	46	9	126	128
Other income	200	627	370	755
Total	870	1,366	4,730	2,468
Revenue not from contracts with customers	511	457	1,787	2,210
Total Noninterest Income	$6,773	$6,700	$20,265	$18,812
Timing of Revenue Recognition:
Products and services transferred at a point in time	6,243	6,224	18,422	16,546
Products and services transferred over time	19	19	56	56
Revenue not from contracts with customers	511	457	1,787	2,210
Total Noninterest Income	$6,773	$6,700	$20,265	$18,812

NOTE 4 – EARNINGS PER SHARE
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$14,427	$18,874	$38,670	$51,957
Less: earnings allocated to participating securities	131	156	342	443
Net income allocated to common shareholders	$14,296	$18,718	$38,328	$51,514

Weighted average number of common shares outstanding - basic	50,526	50,553	50,544	50,447
Share-based plans	94	141	101	148
Weighted average number of common shares outstanding - diluted	50,620	50,694	50,645	50,595

Basic earnings per share	$0.28	$0.37	$0.76	$1.02
Diluted earnings per share	$0.28	$0.37	$0.76	$1.02
There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2020 and 2019.
NOTE 5 – INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale and held to maturity investment securities are as follows:

	September 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$71,953	$1,640	$(318)	$73,275	$135,361	$722	$(436)	$135,647
Mortgage-backed securities, residential	421,453	10,583	(246)	431,790	500,245	3,185	(1,551)	501,879
Mortgage-backed securities, multifamily	42,943	2,107	(13)	45,037	48,675	633	(123)	49,185
Asset-backed securities	41,354	—	(643)	40,711	—	—	—	—
Obligations of states and political subdivisions	162,296	2,859	(445)	164,710	58,979	1,077	(35)	60,021
Debt securities	27,559	250	(1)	27,808	9,000	168	—	9,168
	$767,558	$17,439	$(1,666)	$783,331	$752,260	$5,785	$(2,145)	$755,900

	September 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
HELD TO MATURITY
U.S. government agencies	$25,805	$853	$—	$26,658	$31,335	$182	$(8)	$31,509
Mortgage-backed securities, residential	60,737	2,133	(1)	62,869	76,229	734	(176)	76,787
Mortgage-backed securities, multifamily	717	54	—	771	1,750	4	(2)	1,752
Obligations of states and political subdivisions	8,134	273	—	8,407	12,161	195	—	12,356
Debt securities	2,500	—	—	2,500	2,500	—	—	2,500
	$97,893	$3,313	$(1)	$101,205	$123,975	$1,115	$(186)	$124,904
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of September 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,138	$14,207	$8,697	$8,791
Due after one year through five years	73,990	76,199	21,870	22,847
Due after five years through ten years	45,274	46,617	5,872	5,927
Due after ten years	128,406	128,770	—	—
	261,808	265,793	36,439	37,565
Mortgage-backed and asset-backed securities	505,750	517,538	61,454	63,640
Total securities	$767,558	$783,331	$97,893	$101,205
There were no sales of available-for-sale securities for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, proceeds from sales of available-for-sale securities totaled $94.7 million with gross gains on sales of securities of $569,000 and gross losses on sales of securities of $227,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $578.5 million and $581.1 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

September 30, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$4,993	$2	$21,228	$316	7	$26,221	$318
Mortgage-backed securities, residential	57,063	175	6,021	71	27	63,084	246
Mortgage-backed securities, multifamily	2,557	13	—	—	2	2,557	13
Asset-backed securities	40,711	643	—	—	6	40,711	643
Obligations of states and political subdivisions	51,342	445	—	—	31	51,342	445
Debt securities	1,055	1	—	—	1	1,055	1
	$157,721	$1,279	$27,249	$387	$74	$184,970	$1,666
HELD TO MATURITY
Mortgage-backed securities, residential	$119	$1	$25	—	$5	144	$1
	$119	$1	$25	$—	5	$144	$1

December 31, 2019	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$11,625	$39	$41,617	$397	11	$53,242	$436
Mortgage-backed securities, residential	125,782	561	99,489	990	86	225,271	1,551
Mortgage-backed securities, multifamily	7,651	118	4,878	5	3	12,529	123
Obligations of states and political subdivisions	373	2	6,559	33	5	6,932	35
	$145,431	$720	$152,543	$1,425	105	$297,974	$2,145
HELD TO MATURITY
U.S. government agencies	$3,195	$6	$5,102	$2	2	$8,297	$8
Mortgage-backed securities, residential	12,462	46	10,592	130	16	23,054	176
Mortgage-backed securities, multifamily	—	—	998	2	1	998	2
	$15,657	$52	$16,692	$134	19	$32,349	$186
Management has evaluated the securities in the above tables and has concluded that none of the securities with unrealized losses has impairments that are other-than-temporary. Fair value below cost is solely due to interest rate movements and is deemed temporary.
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
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds. The market value of these investments was $14.1 million and $16.5 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded purchases of $1.2 million and $259,000 for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019, the Company recorded no sales of equity securities and recorded proceeds from sales of equity securities of $1.2 million for the nine months ended September 30, 2019. The Company recorded a market value loss of $170,000 for the third quarter of 2020 and $72,000 in market value gain for the third quarter of 2019 on equity securities. For the nine months ended September 30, 2020, the Company recorded $625,000 in market value losses and $525,000 in market value gains for the nine months ended September 30, 2019 on equity securities. Market value gain or loss on equity securities are recorded in noninterest income.
As of September 30, 2020, the equity investments in other financial institutions and Community Reinvestment funds had a market value of $898,000 and $13.2 million, respectively. The Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2020, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also include $9.7 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of September 30, 2020. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
NOTE 6 – LOANS AND OTHER REAL ESTATE
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2020	December 31, 2019
Commercial, secured by real estate	$4,049,331	$3,589,593
Commercial, industrial and other	426,821	431,934
Paycheck Protection Program ("PPP")	325,115	—
Equipment finance	116,410	111,076
Real estate - residential mortgage	342,583	335,191
Real estate - construction	276,743	335,169
Home equity and consumer	318,021	337,977
Total loans	5,855,024	5,140,940
Less: deferred fees	(11,433)	(3,117)
Loans, net of deferred fees	$5,843,591	$5,137,823
At September 30, 2020 and December 31, 2019, home equity and consumer loans included overdraft deposit balances of $254,000 and $789,000, respectively. At September 30, 2020 and December 31, 2019, the Company had $2.15 billion and $1.29 billion, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).
Purchased Credit Impaired Loans
The following sets forth the carrying value of the purchased credit impaired ("PCI") loans acquired in mergers:

(in thousands)	September 30, 2020	December 31, 2019
Acquisition
Highlands	$7,236	$8,194
Pascack Community Bank ("Pascack")	98	113
Harmony Bank ("Harmony")	430	441
Total	$7,764	$8,748
The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Balance, beginning of period	$183	$1,191	$363	$81
Acquisitions	—	—	—	1,431
Accretion	(186)	(306)	(600)	(687)
Net reclassification non-accretable difference	89	16	323	76
Balance, end of period	$86	$901	$86	$901

Non-Performing Assets and Past Due Loans
The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	September 30, 2020	December 31, 2019
Commercial, secured by real estate	$25,238	$12,314
Commercial, industrial and other	1,484	1,539
Equipment finance	444	284
Real estate - residential mortgage	2,695	3,428
Real estate - construction	907	967
Home equity and consumer	2,322	2,606
Total non-accrual loans	$33,090	$21,138
Other real estate and other repossessed assets	—	563
TOTAL NON-PERFORMING ASSETS	$33,090	$21,701
Troubled debt restructurings, still accruing	$4,299	$5,650
Non-accrual loans included $1.3 million and $1.6 million of troubled debt restructurings at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had $1.8 million and $2.0 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure which are included in non-accrual loans in the above table.
An aging analysis of past due loans, excluding PCI loans which are accounted for on a pool basis, segregated by class of loans as of September 30, 2020 and December 31, 2019, is as follows:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 89 Days and Still Accruing
September 30, 2020
Commercial, secured by real estate	$4,623	$6,071	$22,423	$33,117	$4,010,888	$4,044,005	$—
Commercial, industrial and other (including PPP)	4,892	630	966	6,488	744,690	751,178	—
Equipment finance	246	—	443	689	115,721	116,410	—
Real estate - residential mortgage	429	167	1,494	2,090	340,074	342,164	—
Real estate - construction	—	—	694	694	275,291	275,985	—
Home equity and consumer	970	187	1,220	2,377	315,141	317,518	165
	$11,160	$7,055	$27,240	$45,455	$5,801,805	$5,847,260	$165
December 31, 2019
Commercial, secured by real estate	$3,578	$1,200	$9,702	$14,480	$3,569,008	$3,583,488	$—
Commercial, industrial and other	353	71	1,064	1,488	429,502	430,990	—
Equipment finance	166	80	284	530	110,546	111,076	—
Real estate - residential mortgage	1,138	251	2,075	3,464	331,337	334,801	—
Real estate - construction	—	—	967	967	333,418	334,385	—
Home equity and consumer	1,573	287	1,533	3,393	334,059	337,452	—
	$6,808	$1,889	$15,625	$24,322	$5,107,870	$5,132,192	$—

Impaired Loans
The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings, but excludes PCI loans. Impaired loans as of September 30, 2020 and December 31, 2019 are as follows:

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2020
Loans without specific allowance:
Commercial, secured by real estate	$24,396	$25,015	$—	$20,863	$119
Commercial, industrial and other	1,632	1,628	—	1,312	11
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	1,503	1,640	—	1,570	—
Real estate - construction	694	694	—	926	10
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,183	3,434	207	3,248	110
Commercial, industrial and other	94	94	4	94	4
Equipment finance	15	15	6	16	—
Real estate - residential mortgage	337	525	2	582	12
Real estate - construction	—	—	—	—	—
Home equity and consumer	595	689	4	603	22
Total:
Commercial, secured by real estate	$27,579	$28,449	$207	$24,111	$229
Commercial, industrial and other	1,726	1,722	4	1,406	15
Equipment finance	15	15	6	16	—
Real estate - residential mortgage	1,840	2,165	2	2,152	12
Real estate - construction	694	694	—	926	10
Home equity and consumer	595	689	4	603	22
	$32,449	$33,734	$223	$29,214	$288

(in thousands)	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
Loans without specific allowance:
Commercial, secured by real estate	$12,478	$12,630	$—	$10,386	$164
Commercial, industrial and other	1,391	1,381	—	1,334	16
Equipment finance	—	—	—	—	—
Real estate - residential mortgage	803	815	—	233	—
Real estate - construction	1,663	1,661	—	82	2
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,470	3,706	228	4,554	190
Commercial, industrial and other	113	113	5	113	6
Equipment finance	23	23	10	21	—
Real estate - residential mortgage	1,512	1,682	104	926	19
Real estate - construction	—	—	—	—	—
Home equity and consumer	671	765	5	693	29
Total:
Commercial, secured by real estate	$15,948	$16,336	$228	$14,940	$354
Commercial, industrial and other	1,504	1,494	5	1,447	22
Equipment finance	23	23	10	21	—
Real estate - residential mortgage	2,315	2,497	104	1,159	19
Real estate - construction	1,663	1,661	—	82	2
Home equity and consumer	671	765	5	693	29
	$22,124	$22,776	$352	$18,342	$426
Interest income recognized on impaired loans was $288,000 and $342,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest that would have been accrued on impaired loans during the first nine months of 2020 and 2019 had the loans been performing under original terms would have been $1.3 million and $703,000, respectively.
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

The following table shows the Company’s commercial loan portfolio as of September 30, 2020 and December 31, 2019, by the risk ratings discussed above (in thousands):

September 30, 2020	Commercial, Secured by Real Estate	Commercial, Industrial and Other (including PPP)	Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$325,510	$—	$325,510
2	—	16,344	—	16,344
3	72,698	26,492	—	99,190
4	955,104	91,708	18,901	1,065,713
5	1,954,831	205,623	221,750	2,382,204
5W - Watch	796,979	51,092	21,924	869,995
6 - Other assets especially mentioned	147,407	22,476	12,503	182,386
7 - Substandard	122,312	12,691	1,665	136,668
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$4,049,331	$751,936	$276,743	$5,078,010

December 31, 2019	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction	Total Commercial Loans
RISK RATING
1	$—	$898	$—	$898
2	—	17,988	—	17,988
3	74,072	39,112	—	113,184
4	965,825	107,376	17,941	1,091,142
5	2,332,863	215,975	307,824	2,856,662
5W - Watch	100,347	30,192	6,959	137,498
6 - Other assets especially mentioned	55,438	11,328	—	66,766
7 - Substandard	61,048	9,065	2,445	72,558
8 - Doubtful	—	—	—	—
9 - Loss	—	—	—	—
Total	$3,589,593	$431,934	$335,169	$4,356,696
The risk rating tables above do not include residential mortgage loans, consumer loans, or equipment finance loans because they are evaluated on their payment status. Included in the Commercial, Industrial and Other column for Risk Rating 1 are the PPP balances at September 30, 2020.
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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended September 30, 2020
Beginning Balance	$43,280	$4,698	$2,971	$1,436	$3,119	$2,335	$57,839
Charge-offs	(329)	(204)	(96)	—	—	(53)	(682)
Recoveries	10	31	1	1	21	21	85
Provision	7,305	460	8	256	(37)	8	8,000
Ending Balance	$50,266	$4,985	$2,884	$1,693	$3,103	$2,311	$65,242

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Three Months Ended September 30, 2019
Beginning Balance	$28,095	$2,633	$1,055	$1,606	$2,708	$2,565	$38,662
Charge-offs	(314)	(425)	—	—	—	(70)	(809)
Recoveries	72	32	—	55	39	68	266
Provision	672	218	55	(57)	(186)	(166)	536
Ending Balance	$28,525	$2,458	$1,110	$1,604	$2,561	$2,397	$38,655

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Nine Months Ended September 30, 2020
Beginning Balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Charge-offs	(498)	(204)	(194)	(116)	—	(294)	(1,306)
Recoveries	57	74	39	21	69	62	322
Provision	21,757	1,826	2,082	63	362	133	26,223
Ending Balance	$50,266	$4,985	$2,884	$1,693	$3,103	$2,311	$65,242

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
Nine Months Ended September 30, 2019
Beginning Balance	$27,881	$1,742	$987	$1,566	$3,015	$2,497	$37,688
Charge-offs	(501)	(610)	(380)	(50)	—	(197)	(1,738)
Recoveries	212	1,076	2	66	104	201	1,661
Provision	933	250	501	22	(558)	(104)	1,044
Ending Balance	$28,525	$2,458	$1,110	$1,604	$2,561	$2,397	$38,655
Loans receivable summarized by portfolio segment and impairment method are as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other (including PPP)	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
September 30, 2020
Ending Balance: Individually evaluated for impairment	$27,579	$1,726	$15	$1,840	$694	$595	$32,449
Ending Balance: Collectively evaluated for impairment	4,016,426	749,452	116,395	340,324	275,291	316,923	5,814,811
Ending Balance: Loans acquired with deteriorated credit quality	5,326	758	—	419	758	503	7,764
Ending Balance (1)	$4,049,331	$751,936	$116,410	$342,583	$276,743	$318,021	$5,855,024

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2019
Ending Balance: Individually evaluated for impairment	$15,948	$1,504	$23	$2,315	$1,663	$671	$22,124
Ending Balance: Collectively evaluated for impairment	3,567,540	429,486	111,053	332,486	332,722	336,781	5,110,068
Ending balance: Loans acquired with deteriorated credit quality	6,105	944	—	390	784	525	8,748
Ending Balance (1)	$3,589,593	$431,934	$111,076	$335,191	$335,169	$337,977	$5,140,940
(1)Excludes deferred fees
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
September 30, 2020
Ending Balance: Individually evaluated for impairment	$207	$4	$6	$2	$—	$4	$223
Ending Balance: Collectively evaluated for impairment	50,059	4,981	2,878	1,691	3,103	2,307	65,019
Ending Balance	$50,266	$4,985	$2,884	$1,693	$3,103	$2,311	$65,242

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Equipment Finance	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2019
Ending Balance: Individually evaluated for impairment	$228	$5	$10	$104	$—	$5	$352
Ending Balance: Collectively evaluated for impairment	28,722	3,284	947	1,621	2,672	2,405	39,651
Ending Balance	$28,950	$3,289	$957	$1,725	$2,672	$2,410	$40,003
Lakeland has not allocated a reserve for loan losses on PPP loans as these loans are 100% guaranteed by the SBA. In addition to the allowances described above, Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.0 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.
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
As of June 30, 2020, commercial loans totaling $927.0 million were granted 90-day, COVID-related payment deferments, of which 91% were commercial real estate loans. In addition, payment deferments on equipment finance loans totaled $40.0 million and residential and consumer loans totaled $53.0 million at June 30, 2020. During the third quarter of 2020, new payment deferments were granted to six loan relationships totaling $6.4 million. At September 30, 2020, approximately $149.0 million in commercial loans, $3.0 million in equipment finance loans and $3.0 million in residential mortgage and consumer loans remained on COVID-related deferral. During the third quarter, many 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred.
The following table summarizes the loans that were restructured during the three and nine months ended September 30, 2020 and 2019 that met the definition of a TDR:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Home equity and consumer	—	$—	$—	2	$83	$83
	—	$—	$—	2	$83	$83

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Home equity and consumer	—	$—	$—	2	$83	$83
	—	$—	$—	2	$83	$83

The following table summarizes as of September 30, 2020 and 2019, loans that were TDRs within the previous twelve months that have subsequently defaulted:

	September 30, 2020		September 30, 2019
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction	1	$694	—	$—
Home equity and consumer	—	—	2	83
	1	$694	2	$83
Other Real Estate and Other Repossessed Assets
At September 30, 2020 the Company had no other real estate owned and at December 31, 2019, the Company had other real estate owned of $563,000, consisting of residential property acquired as a result of foreclosure proceedings. There were no other repossessed assets at either September 30, 2020 or December 31, 2019.

NOTE 7 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. At September 30, 2020, the Company had lease liabilities totaling $18.5 million and right-of-use assets totaling $17.0 million related to these leases. At December 31, 2019, the Company had lease liabilities totaling $19.8 million and right-of-use assets totaling $18.3 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the nine months ended September 30, 2020, the weighted average remaining lease term for operating leases was 9.87 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$828	$819	$2,484	$2,465
Short-term lease cost	—	—	—	—
Variable lease cost	22	32	87	100
Sublease income	$(31)	$(31)	(92)	(92)
Net lease cost	$819	$820	$2,479	$2,473
The table below presents other information on the Company's operating leases for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,085	$1,977
Right-of-use asset obtained in exchange for new operating lease liabilities	741	765
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2020. At September 30, 2020, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2020 are as follows:

(in thousands)
Within one year	$3,309
After one year but within three years	5,405
After three years but within five years	4,320
After 5 years	9,160
Total undiscounted cash flows	22,194
Discount on cash flows	(3,723)
Total lease liability	$18,471

NOTE 8 – DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $100.9 million and $30.0 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with financial institutions at September 30, 2020 and December 31, 2019.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2020, the Company did not record any hedge ineffectiveness. The Company recognized $17,000 and $334,000 of accumulated other comprehensive income that was reclassified into interest expense for the first nine months of 2020 and 2019, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $260,000 will be reclassified as an increase to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Customer interest rate swaps	919,460	9.2	3.78%	1 Mo. LIBOR + 1.99	95,243
Classified in Other Liabilities:
3rd Party interest rate swaps	919,460	9.2	3.78%	1 Mo. LIBOR + 1.99	(95,243)
Interest rate swap (cash flow hedge)	30,000	0.8	1.10%	3 Mo. LIBOR	(206)

December 31, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$947
Customer interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	25,905
Interest rate swap (cash flow hedge)	30,000	1.5	1.10%	3 Mo. LIBOR	271
Classified in Other Liabilities:
Customer interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$(947)
3rd party interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	(25,905)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The Company had goodwill of $156.3 million at both September 30, 2020 and December 31, 2019. The Company recorded $19.8 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking. At September 30, 2020, the Company evaluated whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount, by assessing relevant events and circumstances as a result of the impact of COVID-19 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.
The Company had core deposit intangibles of $3.5 million and $4.3 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded core deposit intangibles of $3.7 million for the Highlands acquisition in January 2019. The estimated future amortization expense for the remainder of 2020 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2020	$250
2021	868
2022	711
2023	554
2024	425
2025	317
NOTE 10 – BORROWINGS
At September 30, 2020 and December 31, 2019, the Company had overnight and short-term borrowings from the Federal Home Loan Bank ("FHLB") totaling $40.0 million and $200.0 million, respectively. In addition, there were no overnight and short-term borrowings from correspondent banks at September 30, 2020 and these borrowings totaled $85.0 million at December 31, 2019.
Other short-term borrowings at September 30, 2020 and December 31, 2019 consisted of short-term securities sold under agreements to repurchase of $57.9 million and $43.7 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of September 30, 2020, the Company had $72.9 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
Advances from the FHLB totaled $135.1 million at September 30, 2020 compared to $165.8 million at December 31, 2019 and were collateralized by first mortgage loans. The advances have prepayment penalties. In the first quarter of 2020, the Company repaid two advances totaling $10.0 million and recorded $356,000 in long-term debt prepayment fees.
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

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2020	13,110	$15.93
Granted	13,041	16.87
Vested	(13,052)	15.96
Outstanding, September 30, 2020	13,099	$16.83
In the first nine months of 2020, the Company granted 13,041 shares of restricted stock to non-employee directors at a grant date fair value of $16.87 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In the first nine months of 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $208,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $165,000 and $160,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was unrecognized compensation cost of $55,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.29 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2020	300,629	$18.13
Granted	175,869	15.37
Vested	(92,432)	18.80
Forfeited	(8,736)	18.03
Outstanding, September 30, 2020	375,330	$16.67
In the first nine months of 2020, the Company granted 175,869 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $15.37 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on RSUs issued in the first nine months of 2020 is expected to average approximately $901,000 per year over a three-year period. In the first nine months of 2019, the Company granted 141,059 RSUs under the Company’s 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.62 per share. Compensation expense on these RSUs is expected to average approximately $781,000 per year over a three-year period.
The Company recognized share based compensation expense of $1.9 million and $1.7 million on RSUs for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense related to RSUs was approximately $3.1 million as of September 30, 2020, and that cost is expected to be recognized over a period of 1.46 years.

Stock Options
A summary of the activity under the Company’s stock option plans as of September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	31,706	$7.76	0.58	$305,120
Expired	(28,940)	7.83
Outstanding, September 30, 2020	2,766	$6.94	1.32	$8,329
Options exercisable at September 30, 2020	2,766	$6.94	1.32	$8,329
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).
There were no stock option grants in the first nine months of 2020 or 2019. There were no stock options exercised during the first nine months of 2020 and 34,727 stock options were exercised during the first nine months of 2019. The aggregate intrinsic value of stock options exercised during the first nine months of 2019 was $255,000 and resulted in $307,000 in cash receipts. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2020.
NOTE 12 – COMPREHENSIVE INCOME
The components of other comprehensive income are as follows:

	For the Three Months Ended
	September 30, 2020			September 30, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$(649)	$73	$(576)	$1,911	$(431)	$1,480
Unrealized losses on derivatives	51	(14)	37	(111)	33	(78)
Other comprehensive income, net	$(598)	$59	$(539)	$1,800	$(398)	$1,402

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$12,475	$(3,255)	$9,220	$15,872	$(4,253)	$11,619
Reclassification adjustment for net gains arising during the period	(342)	88	(254)	—	—	—
Net unrealized gains	12,133	(3,167)	8,966	15,872	(4,253)	11,619
Unrealized losses on derivatives	(477)	141	(336)	(807)	236	(571)
Other comprehensive income, net	$11,656	$(3,026)	$8,630	$15,065	$(4,017)	$11,048

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized (Losses) on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Beginning balance	$11,478	$(56)	$(5)	$11,417	$1,357	$410	$41	$1,808
Net current period other comprehensive income (loss)	(576)	37	—	(539)	1,480	(78)	—	1,402
Ending balance	$10,902	$(19)	$(5)	$10,878	$2,837	$332	$41	$3,210

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Losses on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Beginning balance	$1,936	$317	$(5)	$2,248	$(8,782)	$903	$41	$(7,838)
Other comprehensive income (loss) before classifications	9,220	(336)	—	8,884	11,619	(571)	—	11,048
Amounts reclassified from accumulated other comprehensive income	(254)	—	—	(254)	—	—	—	—
Net current period other comprehensive income (loss)	8,966	(336)	—	8,630	11,619	(571)	—	11,048
Ending balance	$10,902	$(19)	$(5)	$10,878	$2,837	$332	$41	$3,210
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
Level 2 – quoted prices for similar assets or liabilities in active markets; or quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability including yield curves, volatilities and prepayment speeds.
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
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2020, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2020
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$10,955	$62,320	$—	$73,275
Mortgage-backed securities	—	476,827	—	476,827
Asset-backed securities	—	40,711	—	40,711
Obligations of states and political subdivisions	—	164,710	—	164,710
Debt securities	—	27,808	—	27,808
Total securities available for sale	10,955	772,376	—	783,331
Equity securities, at fair value	898	13,178	—	14,076
Derivative assets	—	95,243	—	95,243
Total Assets	$11,853	$880,797	$—	$892,650
Liabilities:
Derivative liabilities	$—	$95,449	$—	$95,449
Total Liabilities	$—	$95,449	$—	$95,449
December 31, 2019
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$12,580	$123,067	$—	$135,647
Mortgage-backed securities	—	551,064	—	551,064
Obligations of states and political subdivisions	—	60,021	—	60,021
Debt securities	—	9,168	—	9,168
Total securities available for sale	12,580	743,320	—	755,900
Equity securities, at fair value	1,735	14,738	—	16,473
Derivative assets	—	27,123	—	27,123
Total Assets	$14,315	$785,181	$—	$799,496
Liabilities:
Derivative liabilities	$—	$26,852	$—	$26,852
Total Liabilities	$—	$26,852	$—	$26,852

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
September 30, 2020
Assets:
Impaired loans	$—	$—	$4,224	$4,224
Loans held for sale	—	4,197	—	4,197

December 31, 2019
Assets:
Impaired loans	$—	$—	$5,789	$5,789
Loans held for sale	—	1,743	—	1,743
Other real estate owned and other repossessed assets	—	—	563	563
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
The estimation methodologies used, the estimated fair values and recorded book balances at September 30, 2020, and December 31, 2019, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2020
Financial Assets:
Investment securities held to maturity	$97,893	$101,205	$—	$98,705	$2,500
Federal Home Loan Bank and other membership bank stocks	14,235	14,235	—	14,235	—
Loans, net	5,778,349	5,784,132	—	—	5,784,132
Financial Liabilities:
Certificates of deposit	1,144,341	1,144,945	—	1,144,945	—
Other borrowings	135,111	138,863	—	138,863	—
Subordinated debentures	118,248	116,697	—	—	116,697
December 31, 2019
Financial Assets:
Investment securities held to maturity	$123,975	$124,904	$—	$121,503	$3,401
Federal Home Loan Bank and other membership bank stocks	22,505	22,505	—	22,505	—
Loans, net	5,097,820	5,194,065	—	—	5,194,065
Financial Liabilities:
Certificates of deposit	870,804	871,418	—	871,418	—
Other borrowings	165,816	166,505	—	166,505	—
Subordinated debentures	118,220	117,992	—	—	117,992

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
Executive Summary
The coronavirus ("COVID-19") continues to have a significant, negative effect on families and businesses in New Jersey and in the United States. The prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, the U.S. economy or the markets in which we operate could adversely affect our operations. If conditions worsen, we may again experience temporary closures of our offices and/or suspension of certain services until it is safe to open and return to work. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the COVID-19 pandemic will last or when all restrictions on individuals and businesses will be lifted and businesses and their employees will be able to fully resume normal activities. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.
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
In June 2020, Congress passed the Paycheck Protection Program Flexibility Act ("PPP Flexibility") to ease provisions of PPP related to the time period permitted to use the proceeds of loans, the deferral period of principal and interest payments on loans not forgiven and an extension of the maturity date of loan and loan forgiveness on loans. Key changes include (a) extending from two to five years the minimum maturity of any remaining loan balance after an application for loan forgiveness (for those loans closed after the enactment of PPP Flexibility); (b) extending the “covered period” (i.e., when costs that are eligible for forgiveness must be paid or incurred) from eight weeks to 24 weeks (or December 31, 2020, whichever is earlier); (c) reducing from 75 percent to 60 percent the amount of loan proceeds that must be used for payroll costs although the remainder must continue to be allocated to interest on mortgages, rent, and utilities; (d) permitting an exemption from reductions in loan forgiveness amounts based on reductions in full-time equivalent employees if the borrower, in good faith, documents an inability to return to the same level of business activity due to standards for sanitation, social distancing, or other worker or customer safety requirements established by the Department of Health and Human Services ("HHS"), the Center for Disease Control ("CDC") or Occupational, Safety and Health Administration ("OSHA"); and (e) allowing deferral of payments until the amount of forgiveness is remitted by the SBA to the lender or, if the borrower has not applied for forgiveness, ten months after the expiration of the covered period. The provisions of PPP Flexibility became effective upon enactment and will apply to all loans made under the PPP. The SBA released guidance on PPP loan forgiveness, which presently includes three different application methods depending primarily on the size of the PPP loan, reductions in staffing or salaries, or a business’ inability to operate at pre-COVID levels due to compliance with certain federally imposed requirements related to COVID-19. To qualify for full forgiveness, businesses must document that at least 60% of the PPP loan amount was used towards payroll costs and that the remaining 40% was used for other eligible costs such as mortgage interest, rent payments and/or utilities. Forgiveness will be reduced by any Economic Injury Disaster Loan (“EIDL”) advance amount the business received.
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
As the COVID-19 pandemic has advanced, Lakeland has made it a priority to safeguard the health of our associates and customers, while assisting customers impacted by the economic burdens of COVID-19 and providing support to our communities. Lakeland initiated remote working plans and encouraged the use of our mobile and online banking alternatives as we adjusted our branch hours, decreased lobby usage and temporarily closed branches. To assist COVID-19 impacted borrowers, we offered temporary payment deferrals on commercial, mortgage and consumer loans and we have assisted customers with the origination of PPP loans to help strengthen local businesses and preserve jobs in our communities. Additionally, to further support our customers, the Company decided to participate in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Despite this challenging environment, our associates show tireless professionalism, compassion and dedication to serving our customers under these unprecedented conditions. We remain open for business, continuing to lend to qualified businesses for working capital and general business purposes. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
Financial Overview
For the third quarter of 2020, the Company reported net income of $14.4 million and earnings per diluted share of $0.28 compared to net income of $18.9 million and earnings per diluted share of $0.37 for the third quarter of 2019. For the third quarter of 2020, annualized return on average assets was 0.76%, annualized return on average common equity was 7.64% and annualized return on average tangible common equity was 9.71% compared to 1.17%, 10.61%, and 13.74%, respectively, for the third quarter of 2019.
For the nine months ended September 30, 2020 the Company reported net income of $38.7 million, compared to $52.0 million for the same period in 2019. For the nine months ended September 30, 2020, the Company reported earnings per diluted share of $0.76, compared to $1.02 earnings per diluted share reported for the first nine months of 2019. For the first nine months of 2020, annualized return on average assets was 0.73%, annualized return on average common equity was 6.95%, and annualized return on average tangible common equity was 8.86% compared to 1.11%, 10.07% and 13.11%, respectively, for the same period in 2019.
The third quarter and year-to-date results were adversely impacted by provisions for loan losses of $8.0 million and $26.2 million, respectively, compared to $536,000 and $1.0 million for the same periods last year. Of the increased provision in the first nine months of 2020, 75% was primarily due to the impact of COVID-19 on certain qualitative factors and loans placed on COVID-related payment deferment. The remainder of the provision is attributable to loan growth, a change in the loan portfolio composition and a change in loss rates.
Net interest margin for the third quarter of 2020 of 2.96% decreased 29 and 10 basis points, respectively, from the third quarter of 2019 and the second quarter of 2020. Net interest margin for the first nine months of 2020 of 3.09% compared to 3.35% for the same period in 2019. The decrease in net interest margin was due primarily to a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities.
Total loans, net of deferred fees, grew $705.8 million, or 14%, to $5.84 billion during the first nine months of 2020. The increase in loans includes $325.1 million in PPP loans.
Total deposits increased $972.7 million, or 18%, from December 31, 2019 to September 30, 2020, to $6.27 billion.
Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019
Net Income
Net income was $14.4 million, or $0.28 per diluted share, for the third quarter of 2020 compared to net income of $18.9 million, or $0.37 per diluted share, for the third quarter of 2019. The reduction in net income compared to the third quarter of 2019 was due primarily to the increased provision for loan losses mentioned above.
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

Net interest income on a tax equivalent basis for the third quarter of 2020 was $52.2 million, compared to $48.8 million for the third quarter of 2019. The increase in net interest income compared to the third quarter of 2019 was due primarily to the growth of interest-earning assets partially offset by a decrease in the yield on interest earning assets. The net interest margin decreased to 2.96% in the third quarter of 2020 from 3.25% in the third quarter of 2019 primarily as a result of a decrease in the yield on interest-earning assets, particularly a reduction in the yield on loans due to decreases in the prime rate and LIBOR during 2019 and 2020, an increase in lower yielding federal funds sold and the origination of PPP loans during the second quarter of 2020, which earn an effective yield of 2.50% including amortization of fees and costs. The components of net interest income are discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended September 30, 2020 and September 30, 2019 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$5,775,093	$56,801	3.91%	$4,937,488	$58,563	4.71%
Taxable investment securities and other	793,370	4,139	2.09%	801,828	5,007	2.50%
Tax-exempt securities	79,696	509	2.55%	67,906	458	2.70%
Federal funds sold (2)	361,780	92	0.10%	140,423	695	1.98%
Total interest-earning assets	7,009,939	61,541	3.49%	5,947,645	64,723	4.32%
Noninterest-earning assets:
Allowance for loan losses	(60,882)			(39,254)
Other assets	567,012			471,284
TOTAL ASSETS	$7,516,069			$6,379,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$548,662	$77	0.06%	$494,377	$80	0.06%
Interest-bearing transaction accounts	3,086,260	3,422	0.44%	2,678,424	8,363	1.24%
Time deposits	1,176,181	3,513	1.19%	964,159	4,824	2.00%
Borrowings	327,939	2,287	2.73%	361,881	2,677	2.89%
Total interest-bearing liabilities	5,139,042	9,299	0.72%	4,498,841	15,944	1.41%
Noninterest-bearing liabilities:
Demand deposits	1,475,422			1,100,413
Other liabilities	150,506			74,695
Stockholders' equity	751,099			705,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,516,069			$6,379,675
Net interest income/spread		52,242	2.77%		48,779	2.91%
Tax equivalent basis adjustment		108			97
NET INTEREST INCOME		$52,134			$48,682
Net interest margin (3)			2.96%			3.25%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased $3.2 million, or 5% from $64.7 million in the third quarter of 2019 to $61.5 million in the third quarter of 2020, as a result of a reduction in the yield on interest-earning assets due to the same reasons discussed above. Average federal funds sold in the third quarter of 2020 increased $221.4 million compared to the third quarter of 2019, while the yield decreased 188 basis points to 0.10% for the third quarter of 2020. Average loans increased $837.6 million compared to the third quarter of 2019 while the yield on average loans decreased 80 basis points to 3.91% in the third quarter of 2020 from the third quarter of 2019. Total average taxable investment securities decreased $8.5 million to $793.4 million for the third quarter of 2020 from the third quarter of 2019, while average tax-exempt securities increased $11.8 million to $79.7 million for the same periods. The yield on average taxable investment securities decreased 41 basis points from the third quarter of 2019 to 2.09% for the third quarter of 2020, while the yield on average tax-exempt investment securities decreased 15 basis points to 2.55%.
Total interest expense of $9.3 million in the third quarter of 2020 was $6.6 million less than the $15.9 million reported for the same period in 2019. Total average interest-bearing liabilities increased $640.2 million compared to the third quarter of 2019 primarily as a result of organic growth in money market accounts due to increased marketing efforts and to a change in customer behavior toward more traditional banking alternatives in the current economy. The cost of average interest-bearing liabilities decreased from 1.41% in the third quarter of 2019 to 0.72% in the third quarter of 2020 largely driven by reductions in market interest rates. For the third quarter of 2020, the cost of interest-bearing transaction accounts, time deposits and borrowings decreased by 80 basis points, 81 basis points and 16 basis points, respectively, when compared to the same period in 2019.
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
In the third quarter of 2020, an $8.0 million provision for loan losses was recorded, compared to $536,000 provision for the same period last year. The increase in provision was due primarily to the impact of COVID-19 on certain qualitative factors and loans on payment deferment. The Company recorded charge-offs of $682,000 and recoveries of $85,000 in the third quarter of 2020 compared to charge-offs of $809,000 and recoveries of $266,000 in the third quarter of 2019. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income increased $73,000 to $6.8 million for the third quarter of 2020 compared to $6.7 million during the same period in 2019. Gains on sales of loans for the third quarter of 2020 increased $951,000 compared to the third quarter of 2019 due primarily to increased volume of sales of residential mortgages driven by lower interest rates, while commissions and fees for the third quarter of 2020 increased $122,000 due primarily to increases in mortgage application fees and commercial loan fees. Service charges on deposit accounts for the third quarter of 2020 decreased $563,000 compared to the third quarter of 2019 due primarily to changes in customer behavior resulting from the pandemic. Third quarter 2020 results also included losses on equity securities of $170,000 compared to gains of $72,000 during the same period in 2019.
Noninterest Expense
Noninterest expense in the third quarter of 2020 totaled $32.1 million compared to $29.6 million reported for the same quarter of 2019, an increase of $2.5 million. Salaries and employee benefits expense was $19.7 million for the third quarter of 2020, increasing $632,000, or 3%, from the same period last year, as a result of additions to staff to support continued growth and normal merit increases. Furniture and equipment expense increased $806,000 compared to the third quarter of 2019 due primarily to an increase in costs associated with the Company's digital strategy initiative. FDIC insurance expense totaled $625,000 for the third quarter of 2020 and increased $1.0 million compared to the same period in 2019. In the third quarter of 2019, $420,000 in previously recorded FDIC expense was reversed due to FDIC assessment credits and no third quarter 2019 accrual was made, resulting from the insurance fund reserve ratio exceeding the required level.

The Company’s efficiency ratio, a non-GAAP financial measure, was 53.96% in the third quarter of 2020, compared to 52.77% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
(dollars in thousands)	2020	2019

Total noninterest expense	$32,097	$29,563
Amortization of core deposit intangibles	(250)	(288)
Noninterest expense, as adjusted	$31,847	$29,275

Net interest income	$52,134	$48,682
Noninterest income	6,773	6,700
Total revenue	58,907	55,382
Tax-equivalent adjustment on municipal securities	108	97
Total revenue, as adjusted	$59,015	$55,479
Efficiency ratio	53.96%	52.77%
Income Tax Expense
The effective tax rate in the third quarter of 2020 was 23.3% compared to 25.3% during the same period in 2019 primarily as a result of an increase in tax advantaged items as a percent of pretax income.
Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019
Net Income
Net income was $38.7 million, or $0.76 per diluted share, for the first nine months of 2020 compared to net income of $52.0 million, or $1.02 per diluted share, for the first nine months of 2019. Net income decreased primarily as a result of the $25.2 million increase in provision for loan losses mentioned in the financial overview. Net interest income increased $6.1 million compared to the first nine months of 2019 resulting primarily from an increase in interest-earning assets and a decrease in the cost of interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets.
Net Interest Income
Net interest income on a tax equivalent basis for the first nine months of 2020 was $152.8 million, compared to $146.8 million for the first nine months of 2019. The net interest margin of 3.09% in the first nine months of 2020 compared to 3.35% for the same period in 2019. The decrease in net interest margin resulted primarily from a 64 basis point decrease in the yield on interest-earning assets, partially offset by a 48 basis point decrease in the cost of interest-bearing liabilities. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the nine months ended September 30, 2020 and September 30, 2019 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$5,519,621	$170,483	4.13%	$4,908,952	$175,324	4.78%
Taxable investment securities and other	811,924	14,131	2.32%	788,736	14,865	2.51%
Tax-exempt securities	69,408	1,371	2.63%	72,104	1,475	2.73%
Federal funds sold (2)	198,528	287	0.19%	83,127	1,297	2.08%
Total interest-earning assets	6,599,481	186,272	3.77%	5,852,919	192,961	4.41%
Noninterest-earning assets:
Allowance for loan losses	(51,236)			(39,985)
Other assets	525,193			460,926
TOTAL ASSETS	$7,073,438			$6,273,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$523,653	$248	0.06%	$503,260	$253	0.07%
Interest-bearing transaction accounts	2,942,307	14,204	0.64%	2,599,004	23,742	1.22%
Time deposits	1,048,115	11,517	1.47%	938,751	13,531	1.92%
Borrowings	373,870	7,462	2.62%	396,897	8,639	2.87%
Total interest-bearing liabilities	4,887,945	33,431	0.91%	4,437,912	46,165	1.39%
Noninterest-bearing liabilities:
Demand deposits	1,317,195			1,080,235
Other liabilities	124,980			66,175
Stockholders' equity	743,318			689,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,073,438			$6,273,860
Net interest income/spread		152,841	2.86%		146,796	3.02%
Tax equivalent basis adjustment		289			310
NET INTEREST INCOME		$152,552			$146,486
Net interest margin (3)			3.09%			3.35%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $193.0 million in the first nine months of 2019 to $186.3 million in the first nine months of 2020, a decrease of $6.7 million, or 3%. The decrease in interest income was primarily due to the same reasons discussed in the quarterly analysis. Average federal funds sold increased $115.4 million in the first nine months of 2020 compared to the same period in 2019, while the yield on federal funds sold decreased 189 basis points compared to the first nine months of 2019. Average loans increased $610.7 million compared to the first nine months of 2019, while the yield on average loans at 4.13% in the first nine months of 2020 was 65 basis points lower than the same period in 2019. The yield on average taxable and tax-exempt investment securities decreased 19 basis points and 10 basis points, respectively.
Total interest expense of $33.4 million in the first nine months of 2020 was $12.7 million less than the $46.2 million reported for the same period in 2019. Total average interest-bearing liabilities increased $450.0 million, while the cost of average interest-bearing liabilities decreased from 1.39% in the first nine months of 2019 to 0.91% in the first nine months of 2020. The increase in the balance and reduction in cost of interest-bearing liabilities was due primarily to the same reasons discussed in the quarterly analysis. The cost of interest-bearing transaction accounts and time deposits decreased by 58 basis points and 45 basis points, respectively, while the cost of borrowings decreased 25 basis points compared to the first nine months of 2019.
Provision for Loan Losses
In the first nine months of 2020, a $26.2 million provision for loan losses was recorded, compared to $1.0 million for the same period last year. As previously noted, approximately 75% of the increase in the provision was due to the impact of COVID-19 on certain qualitative factors as well as the downgrade of loans for which deferral of payments was granted. The remainder of the provision is attributable to loan growth, a change in the loan portfolio composition and a change in loss rates. The Company charged off $1.3 million and recovered $322,000 in the first nine months of 2020 compared to $1.7 million and $1.7 million, respectively, in the first nine months of 2019. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $20.3 million in the first nine months of 2020 increased by $1.5 million from $18.8 million in the first nine months of 2019 due primarily to a $2.6 million increase in swap income. Additionally, gains on sales of loans increased $1.3 million due to an increase in sales of residential mortgages. Noninterest income for the first nine months of 2020 included $342,000 in gains on sales of securities compared to none during the same period in 2019. Service charges on deposits decreased $1.5 million compared to the first nine months of 2019 due to the same reasons discussed in the quarterly comparison. Noninterest income for the first nine months of 2020 also included a $625,000 loss on equity securities compared to a gain of $525,000 during the same period in 2019.
Noninterest Expense
Noninterest expense in the first nine months of 2020 totaled $96.1 million, which was $830,000 greater than the $95.2 million reported for the first nine months of 2019. The first nine months of 2019 included $3.2 million in merger related expenses related to the acquisition of Highlands Bancorp. Salaries and employee benefits increased $2.5 million, while furniture and equipment expense increased $1.9 million from the same period last year, both due to the same reasons discussed in the quarterly comparison. Marketing expense decreased $590,000 compared to the first nine months of 2019 due to the timing of marketing campaigns impacted by the pandemic. The Company’s efficiency ratio, a non-GAAP financial measure, was 54.95% in the first nine months of 2020, compared to 55.05% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019

Total noninterest expense	$96,063	$95,233
Amortization of core deposit intangibles	(776)	(893)
Merger-related expenses	—	(3,178)
Long-term debt prepayment fee	(356)	—
Noninterest expense, as adjusted	$94,931	$91,162

Net interest income	$152,552	$146,486
Noninterest income	20,265	18,812
Total revenue	172,817	165,298
Tax-equivalent adjustment on municipal securities	289	310
(Gains) losses on sales of investment securities	(342)	—
Total revenue, as adjusted	$172,764	$165,608
Efficiency ratio	54.95%	55.05%
Income Tax Expense
The effective tax rate in the first nine months of 2020 was 23.5% compared to 24.7% during the same period last year due primarily to an increase in tax advantaged items as a percent of pretax income.
Financial Condition
The Company’s total assets increased $810.9 million from December 31, 2019, to $7.52 billion at September 30, 2020. Total loans, net of deferred fees, were $5.84 billion, an increase of $705.8 million, or 14%, from $5.14 billion at December 31, 2019. Total deposits were $6.27 billion, an increase of $972.7 million, or 18%, from December 31, 2019, while total borrowings decreased $261.5 million to $351.2 million at September 30, 2020.
Loans
Gross loans of $5.86 billion at September 30, 2020 increased $714.1 million from December 31, 2019, primarily in the commercial loans secured by real estate and paycheck protection program ("PPP") categories, which increased $459.7 million, and $325.1 million, respectively. For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Risk Elements
Non-performing assets, excluding PCI loans, increased from $21.7 million at December 31, 2019 to $33.1 million at September 30, 2020. The increase in non-performing assets primarily resulted from loans related to one loan relationship totaling $9.2 million moving into non-accrual status for reasons unrelated to COVID-19. Non-accrual loans in the commercial loans secured by real estate category increased $12.9 million, while the residential mortgage category decreased $733,000. The percentage of non-performing assets to total assets was 0.44% at September 30, 2020 compared to 0.32% at December 31, 2019. Non-accrual loans at September 30, 2020 included six loan relationships with a balance of $1 million or greater, totaling $18.4 million and eight loan relationships between $500,000 and $1.0 million, totaling $5.5 million. Loans past due ninety days or more and still accruing totaled $165,000 at September 30, 2020 compared to none at December 31, 2019.
Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. On September 30, 2020, the Company had $4.3 million in loans that were troubled debt restructurings and accruing interest income compared to $5.7 million at December 31, 2019. These loans are expected to be able to perform under the modified terms of the loan. On September 30, 2020, the Company had $1.3 million in troubled debt restructurings that were included in non-accrual loans compared to $1.6 million at December 31, 2019.

Since the end of March 2020, the Company has been working with borrowers negatively impacted by the COVID-19 pandemic. At September 30, 2020, we have on deferral, approximately $149.0 million in commercial loans (includes commercial loans secured by real estate, commercial and industrial and other loans), $3.0 million in equipment finance loans and $3.0 million in residential mortgage and consumer loans, compared to $927.0 million, $40.0 million and $53.0 million, respectively, at June 30, 2020.
On September 30, 2020, the Company had $32.4 million in impaired loans (consisting primarily of non-accrual and restructured loans) compared to $22.1 million at year-end 2019. The Company also had purchased credit impaired loans from prior acquisitions with carrying values of $7.8 million at September 30, 2020. For more information on impaired loans see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $223,000 of the allowance for loan losses has been allocated for impairment at September 30, 2020 compared to $352,000 at December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had $101.4 million and $47.7 million, respectively, in loans that were rated substandard that were not classified as non-performing or impaired. The increase in substandard loans that were not classified as non-performing or impaired relates to the COVID-19 pandemic and the resulting loans that are on deferral.
There were no loans at September 30, 2020, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
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
The overall balance of the allowance for loan losses of $65.2 million at September 30, 2020 increased $25.2 million from December 31, 2019, an increase of 63%. The change in the allowance within loan segments during the two comparable periods is principally due to factors relating to COVID-19 to the extent identified by the Company and gives effect to changes in the Company's level of loan growth and related credit downgrades.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2019
Balance at the beginning of the year	$40,003	$37,688	$37,688
Loans charged off:
Commercial, secured by real estate	(498)	(501)	(544)
Commercial, industrial and other	(204)	(610)	(645)
Equipment finance	(194)	(380)	(414)
Real estate - mortgage	(116)	(50)	(50)
Home equity and consumer	(294)	(197)	(283)
Total loans charged off	(1,306)	(1,738)	(1,936)
Recoveries:
Commercial, secured by real estate	57	212	251
Commercial, industrial and other	74	1,076	1,100
Equipment finance	39	2	332
Real estate - mortgage	21	66	66
Real estate - construction	69	104	126
Home equity and consumer	62	201	246
Total recoveries	322	1,661	2,121
Net recoveries (charge-offs)	(984)	(77)	185
Provision for loan losses	26,223	1,044	2,130
Ending balance	$65,242	$38,655	$40,003

Net charge-offs as a percentage of average loans outstanding	0.02%	—%	—%
Allowance as a percentage of total loans outstanding	1.11%	0.78%	0.78%
Allowance as a percentage of non-accrual loans	197.17%	242.85%	189.25%
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
Non-performing loans of $33.1 million at September 30, 2020 increased $12.0 million from December 31, 2019. The allowance for loan losses as a percent of total loans was 1.11% at September 30, 2020 compared to 0.78% at December 31, 2019. Excluding the loans from prior acquisitions and PPP loans, the allowance as a percent of total loans would be 1.28% as of September 30, 2020 compared to 0.88% at December 31, 2019. The increase in the percentage of the allowance for loan losses as a percent of total loans was primarily due to the $26.2 million provision recorded in the first nine months of 2020 primarily resulting from the impact of COVID-19. Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at September 30, 2020.
Investment Securities
Investment securities totaled $881.2 million at September 30, 2020 and $879.9 million at December 31, 2019, increasing $1.3 million from year-end. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $5.29 billion at December 31, 2019 to $6.27 billion at September 30, 2020, an increase of $972.7 million, or 18%. Time deposits increased $273.5 million, due primarily to an increase in brokered deposits of $261.2 million, while savings and interest-bearing transaction accounts increased $348.5 million due primarily to an increase in money market deposit accounts resulting from increased marketing efforts and a change in customer behavior towards more traditional banking alternatives in the current economy. Noninterest-bearing deposits increased $350.7 million during the first nine months of 2020 due in part to deposits of PPP loan proceeds.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $61.7 million for the first nine months of 2020 compared to $61.3 million for the same period in 2019.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2020, Lakeland’s deposits increased $972.7 million compared to an increase of $181.0 million during the first nine months of 2019.
•Sales of securities. At September 30, 2020 the Company had $783.3 million in securities designated “available for sale.” Of these securities, $499.1 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans can also be a source of liquidity.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $40.0 million in overnight borrowings from the FHLB on September 30, 2020. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million, of which none were outstanding at September 30, 2020. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2020.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2020 follows.
Cash and cash equivalents totaling $345.9 million on September 30, 2020 increased $63.6 million from December 31, 2019. Operating activities provided $61.7 million in net cash. Investing activities used $688.2 million in net cash, primarily reflecting an increase in loans. Financing activities provided $690.0 million in net cash primarily reflecting the net increase in deposits of $972.9 million, partially offset by a $230.8 million decrease in federal funds purchased and securities sold under agreements to repurchase. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2020. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$22,194	$3,309	$5,405	$4,320	$9,160
Benefit plan commitments	5,017	397	818	755	3,047
Remaining contractual maturities of time deposits	1,144,341	912,653	223,994	7,694	—
Subordinated debentures	118,248	—	—	5,284	112,964
Loan commitments	1,204,412	889,292	151,560	14,449	149,111
Other borrowings	135,111	30,331	79,780	25,000	—
Interest on other borrowings*	44,204	8,189	13,512	11,021	11,482
Standby letters of credit	14,626	14,065	481	80	—
Total	$2,688,153	$1,858,236	$475,550	$68,603	$285,764
*Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.33%.
Capital Resources
Total stockholders’ equity increased to $753.6 million on September 30, 2020 from $725.3 million on December 31, 2019, an increase of $28.3 million. Book value per common share increased to $14.93 on September 30, 2020 from $14.36 on December 31, 2019. Tangible book value per share increased from $11.18 per share on December 31, 2019 to $11.77 per share on September 30, 2020, an increase of 5%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2019 to September 30, 2020 was primarily due to $38.7 million of net income and other comprehensive income of $8.6 million, which was partially offset by the payment of cash dividends on common stock of $19.1 million and purchase of treasury stock under the Company's stock buyback program of $1.5 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of September 30, 2020, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of September 30, 2020, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
The Company	8.36%	9.41%	9.83%	10.46%	10.34%	11.02%	12.93%	13.40%
Lakeland Bank	9.05%	10.16%	11.19%	11.89%	11.19%	11.89%	12.33%	12.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$753,572	$725,263
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	3,538	4,314
Total tangible common stockholders’ equity at end of period - Non-GAAP	$593,757	$564,672
Shares outstanding at end of period	50,468	50,498
Book value per share - GAAP	$14.93	$14.36
Tangible book value per share - Non-GAAP	$11.77	$11.18

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$593,757	$564,672

Total assets at end of period	$7,522,184	$6,711,236
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	3,538	4,314
Total tangible assets at end of period - Non-GAAP	$7,362,369	$6,550,645
Common equity to assets - GAAP	10.02%	10.81%
Tangible common equity to tangible assets - Non-GAAP	8.06%	8.62%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
(dollars in thousands)	2020	2019	2020	2019
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$14,427	$18,874	$38,670	$51,957
Total average common stockholders’ equity	$751,099	$705,726	$743,318	$689,538
Less:
Average goodwill	156,277	155,835	156,277	154,531
Average other identifiable intangible assets, net	3,689	4,761	3,944	5,022
Total average tangible common stockholders’ equity - Non-GAAP	$591,133	$545,130	$583,097	$529,985
Return on average common stockholders’ equity - GAAP	7.64%	10.61%	6.95%	10.07%
Return on average tangible common stockholders’ equity - Non-GAAP	9.71%	13.74%	8.86%	13.11%

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

In January 2017, the FASB issued Update 2017-04, an update to Topic 350, Intangibles - Goodwill and Other, to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update is effective for the Company’s financial statements for annual years beginning after December 15, 2019. The update was adopted by the Company as of January 1, 2020 with prospective application and did not impact the year-to-date September 30, 2020 results. The future impact of the update will depend upon the performance of the Company and the market conditions impacting the fair value of the Company going forward.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019; however, the Company has elected to defer implementation of the update as allowed as part of the CARES Act, which allows for an optional delay in implementation until President Trump declares the COVID-19 national emergency to be over or the end of 2020, whichever comes first. The Company elected to delay CECL because of the rapidly changing economic forecast and uncertainty surrounding the economic impact of COVID-19 at the time of the Company's election. The additional time has allowed the Company to better understand the impact of the pandemic and various U.S. government stimulus programs. Upon the Company's future adoption of CECL, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings, with an effective retrospective implementation date of January 1, 2020. Once final, the calculation will require approval by the Company's Allowance for Credit Losses Committee and governance in accordance with the Company’s internal controls over financial reporting.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $207.9 million. The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
September 30, 2020	2.9%	2.2%	1.7%	2.1%
December 31, 2019	2.4%	1.7%	1.1%	(3.3)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2020 (the base case) was $921.7 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
September 30, 2020	6.3%	6.4%	6.0%	(10.1)%
December 31, 2019	(4.8)%	(2.8)%	(0.9)%	(1.2)%
The Company's net portfolio value in the -100 basis point scenario was -10.1% for the third quarter of 2020 compared to its policy limit of -10.0% resulting from the effects of the extremely low interest rate environment. Management has determined that no corrective action is necessary at this time and will continue to monitor this rate shock scenario. The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The outbreak of the novel coronavirus ("COVID-19"), or other such epidemic, pandemic or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations could materially adversely affect our business operations, financial condition, results of operations and cash flows.
The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases, could materially adversely impact certain industries in which our customers operate and could materially impair their ability to fulfill their obligations to us. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
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
Moreover, we rely on many third parties in our business operations, including the appraisers of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
Further, during the period from April 2020 through August 2020, when the program ended, we processed more than 2,000 applications for PPP loans, which resulted in significant demands and pressures on our operations. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults. As a result of participation in the PPP, we may be subject to litigation and claims by borrowers under the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the Small Business Administration, the U.S. Treasury Department and other government agencies. Regardless of whether these claims and investigations are founded or unfounded, if such claims and investigations are not resolved in a timely manner favorable to us, they may result in significant costs and liabilities (including increased legal and professional services costs) and/or adversely affect the market perception of us and our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the third quarter of 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2020	—	$—	—	2,393,423
August 1 to August 31, 2020	—	—	—	2,393,423
September 1 to September 30, 2020	—	—	—	2,393,423
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
Date: November 6, 2020