Form 10-K
period 2020-12-31
LAKELAND BANCORP INC
filed 2021-03-08
CIK 846901

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020.
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
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $553,577,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

Table of Contents

The number of shares outstanding of the registrant’s common stock, as of February 26, 2021, was 50,501,019.
DOCUMENTS INCORPORATED BY REFERENCE:
Lakeland Bancorp, Inc. Proxy Statement for its 2021 Annual Meeting of Shareholders (Part III).

Table of Content
LAKELAND BANCORP, INC.
Form 10-K Index

Table of Content
PART I
ITEM 1 - Business.
GENERAL
Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Lakeland currently operates 48 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and in Highland Mills, New York; six New Jersey regional commercial lending centers strategically located in our market area and one New York commercial lending center to serve the Hudson Valley region. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
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
At December 31, 2020, Lakeland Bancorp had total consolidated assets of $7.66 billion, total consolidated deposits of $6.46 billion, total consolidated loans, net of the allowance for credit losses on loans, of $5.95 billion and total consolidated stockholders’ equity of $763.8 million.
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
Commercial Bank Services
Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York and surrounding areas. In the lending area, these services include commercial real estate loans, commercial and industrial loans, short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans, Small Business Administration (“SBA”) loans and merchant credit card services. The Company participated in the SBA's Paycheck Protection Program ("PPP") beginning in April 2020. Through Lakeland’s equipment finance division, the Company provides a financing solution to small and medium-sized companies that prefer to lease equipment over other financial alternatives. Lakeland’s asset-based loan department provides commercial borrowers with another lending alternative.
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
Other Services
    Investment advisory services for individuals and businesses are also available. Additionally, the Bank provides commercial title insurance services through Lakeland Title Group LLC and life insurance products through Lakeland Financial Services Agency, Inc.
Competition
Lakeland faces intense competition in its market areas for deposits and loans from other depository institutions. Many of Lakeland’s depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than Lakeland and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, increased customer awareness of products and services and the availability of electronic services have forced banking institutions to diversify their services and become more cost-effective.

Table of Content
Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies, fintechs and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms, financial technology and other institutional lenders. Lakeland primarily competes for loan originations through its structuring of loan transactions and the overall quality of service it provides. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable. The Company expects that competition will continue or intensify in the future.
Concentration
The Company is not dependent on deposits or exposed by loan concentrations to a single customer or a few customers, the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.
Human Capital Resources
At December 31, 2020, the Company employed 711 associates, including 45 part-time associates, of which approximately 68% are women. At December 31, 2019, the company employed 716 associates, including 52 part-time associates. As a financial institution, approximately 53% of our associates are located at branch or loan production offices and the remainder are located at our administrative offices. The success of our business is highly dependent on our associates, who are dedicated to our mission to deliver superior customer service that exceeds customer expectations by understanding and anticipating their financial needs. We seek to hire well-qualified associates to sustain and build on our culture of service and performance. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. None of our associates are covered by a collective bargaining agreement.
We encourage the growth and development of our associates and, whenever possible, seek to fill positions by promotion and transfer from within the Company. Continual learning and career development is advanced through annual performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Our Leader Engagement and Development (LEAD) Program was launched in 2018 to foster leadership abilities and cultivate effective management approaches. To date, 36 associates have completed the program and 15 are currently participating in the program. Reimbursement is available to associates enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences and other training events associates attend in connection with their job duties or professional certification requirements.
The safety, health and wellness of our associates is a top priority. The COVID-19 pandemic presented unique challenges with regard to maintaining associate safety while continuing successful operations. We instituted remote working plans in March 2020 and were able to transition, over a short period of time, 63% of our associates to effectively working from remote locations. We ensured a safely-distanced working environment for associates performing customer-facing activities at branches and operations centers, closing branch lobbies as necessary. All associates are prohibited from working on-site when they, or a close family member, experience symptoms of a possible COVID-19 illness and generally used their paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance, offering flexible work schedules, keeping the associate portion of health care premiums to a minimum and sponsoring various wellness programs, whereby associates are encouraged to incorporate healthy habits into their daily routines.
In April 2020, we appointed our first Chief Diversity Officer, with a mandate to focus on workforce diversity, vendor/supplier diversity and cultivating more diverse leadership, among other vital issues. We sponsored Share Your Voice “listening” roundtables for associates, with the assistance of outside experts. A Diversity Task Force was created to give associates more opportunity for input into relevant issues. We provided associates with access to information and assistance on topics ranging from diversity to wellness, parenting and other personal issues and concerns.
Associate retention helps us operate efficiently and achieve our business objectives. We provide competitive wages, annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to a discretionary employer annual contribution, healthcare and insurance benefits, health savings, flexible spending accounts, paid time off, family leave and an employee assistance program. At December 31, 2020, approximately 30% of our current staff had been with us for 10 years or more.

Table of Content
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
With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. The Company has also elected "financial holding company" status, which allows it to engage in a broader array of financial activities than a standard bank holding company. Although the Company’s management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than providing investment brokerage services.
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
Commitments to Affiliated Institutions
Federal law and Federal Reserve Board policy provides that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy.
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

Table of Content
Gramm-Leach-Bliley Act of 1999
    The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:
•allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals (Lakeland Bancorp is such a financial holding company);
•allows insurers and other financial services companies to acquire banks;
•removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
•establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
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
Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
•All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.
•The Secretary of the Department of the Treasury, in conjunction with other bank regulators, was authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.
•Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
•Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.
•Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.
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

Table of Content
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

Table of Content
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
Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates or if the subsidiary is a "financial subsidiary" that engages in an activity that is not permitted for the bank directly.
Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the bank. Under the FDIC’s CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. Receipt of a "Needs to Improve" or "Substantial Noncompliance" ratings can, among other things, obstruct regulatory approval for new branches and mergers. The CRA requires all institutions to make public disclosure of their CRA ratings. Lakeland Bank received an “Outstanding” CRA rating in its most recent examination.
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
The Company maintains a website at http://www.lakelandbank.com. The Company makes available on its website, free of charge, the proxy statements and reports on Forms 8-K, 10-K and 10-Q that it files with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The Company intends to disclose any amendments to or waivers of the Code of Ethics on its website.
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

Table of Content
If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Banking institutions that fail to maintain the minimum capital ratios, or that maintain the requisite minimum capital ratios but do so at a level below the minimum capital ratios plus the applicable capital conservation buffer, will face constraints on their ability to pay dividends. See “Capital Requirements” below.
Capital Requirements
Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in activities as a financial holding company under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.
In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Basel Rules”). The Basel Rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and Lakeland, compared to prior U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.
The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).
For bank holding companies and banks like the Company and Lakeland, January 1, 2015 was the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the Basel Rules call a “standardized approach.” As of January 1, 2015, the Company and Lakeland were required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:
•Common Equity Tier 1 Capital Ratio of 4.5% (this is referred to as the “CET1”);
•Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and
•Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.
In addition, the Company and Lakeland are subject to a leverage ratio requirement of 4.0% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).
The Basel Rules also require a “capital conservation buffer.” As of the full phase-in on January 1, 2019, the Company and Lakeland were required to maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, effectively resulting in the following minimum capital ratios on January 1, 2019:
•CET1 of 7.0%;
•Tier 1 Capital Ratio of 8.5%; and
•Total Capital Ratio of 10.5%.

Table of Content
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
The Basel Rules provide for several deductions from and adjustments to CET1, which were phased in as of January 1, 2018. For example, mortgage servicing rights and deferred tax assets dependent upon future taxable income were required to be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceeded 15% of CET1. However, subsequent regulatory amendments raised the limit on mortgage servicing rights and deferred tax assets to 25% of CETI and removed the aggregate limit.
Under prior capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as the Company and Lakeland were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. Lakeland Bancorp and Lakeland Bank made such an election to continue to exclude these items.
While the Basel Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, were permitted to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.
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
With respect to Lakeland, the Basel Rules revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status (a new standard); (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (increased from 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (increased from the previously required leverage ratio of 3% or 4%). The Basel Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
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
As of December 31, 2020, the Company and Lakeland met all capital requirements under the Basel Rules as then in effect, including the fully phased-in capital conservation buffer requirement. The Bank was classified as "well capitalized" on that date.
The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law in May 2018. The EGRRCPA, among other matters, amended the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's Tier 1 capital to its average total consolidated assets)

Table of Content
for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Rules calculations. Under the final rule, banks with less than $10 billion in assets may elect the Community Bank Leverage Ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. An eligible financial institution that opts into this new framework and then fails to satisfy this new framework after expiration of the grace period will then be required to satisfy the generally applicable capital requirements. Management did not elect to use the Community Bank Leverage Ratio framework.
Federal Deposit Insurance and Premiums
Lakeland’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased to $250,000.
    In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. The FDIC’s rule also lowered the total base assessment rates, which are now established for banks of less than $10 billion of assets at 1.5 to 16 basis points for banks with the strongest composite examination rating, and 11 to 30 basis points for banks in the highest risk category with the weakest examination rating.
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which the DIF will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. In March 2016, the FDIC adopted a rule that imposes a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge equaled an annual rate of 4.5 basis points applied to the institution’s assessment base, with certain adjustments. When the DIF Reserve Ratio is at or above 1.38% in a given quarter, credits were applied to banks' assessment payments. The Company began receiving the Small Bank Assessment credit in the third quarter of 2019 and, as a result, made no FDIC assessment payments in the third and fourth quarter of 2019. Full payments to the FDIC resumed in the second quarter of 2020. The Company paid $2.1 million in total FDIC assessments in 2020 and $431,000 in 2019.
CARES Act
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
In June 2020, Congress passed the Paycheck Protection Program Flexibility Act ("PPP Flexibility") to ease provisions of PPP related to the time period permitted to use the proceeds of loans, the deferral period of principal and interest payments on loans not forgiven and an extension of the maturity date of loan and loan forgiveness on loans. Key changes include (a) extending from two to five years the minimum maturity of any remaining loan balance after an application for loan forgiveness (for those loans closed after the enactment of PPP Flexibility); (b) extending the “covered period” (i.e., when costs that are eligible for forgiveness must be paid or incurred) from eight weeks to 24 weeks (or December 31, 2020, whichever is earlier); (c) reducing from 75 percent to 60 percent the amount of loan proceeds that must be used for payroll costs although the remainder must continue to be allocated to interest on mortgages, rent, and utilities; (d) permitting an exemption from reductions in loan forgiveness amounts based on reductions in full-time equivalent employees if the borrower, in good faith, documents an inability to return to the same level of business activity due to standards for sanitation, social distancing, or other worker or customer safety requirements established by the Department of Health and Human Services ("HHS"), the Center for Disease Control ("CDC") or Occupational, Safety and Health Administration ("OSHA"); and (e) allowing deferral of payments until the amount of forgiveness is remitted by the SBA to the lender or, if the borrower has not applied for forgiveness, ten months after the expiration of the covered period. The provisions of PPP Flexibility became effective upon enactment and will apply to all loans made under the PPP. The SBA released guidance on PPP loan forgiveness, which presently includes three

Table of Content
different application methods depending primarily on the size of the PPP loan, reductions in staffing or salaries, or a business’ inability to operate at pre-COVID levels due to compliance with certain federally imposed requirements related to COVID-19. To qualify for full forgiveness, businesses must document that at least 60% of the PPP loan amount was used towards payroll costs and that the remaining 40% was used for other eligible costs such as mortgage interest, rent payments and/or utilities. Forgiveness was originally intended to be reduced by any Economic Injury Disaster Loan (“EIDL”) advance amount the business received.
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (the “Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification is made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification is entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 is no longer characterized as a National Emergency or (b) December 31, 2020. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if they are current at a time the loan modification program was implemented and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
The CARES Act also provided financial institutions with the option to defer adoption of the Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) ("ASU 2016-13") until the earlier of the end of the national emergency or December 31, 2020. The CARES Act also required the federal banking agencies to temporarily lower the Community Bank Leverage Ratio from 9% of average total consolidated assets to 8% for the remainder of 2020. The ratio rose to 8.5% for calendar year 2021 and will revert to 9% thereafter.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA") was signed into law. In addition to providing funding for normal government operations, this bill provides for additional COVID-19 relief. The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. CAA eliminates the reduction PPP forgiveness by EIDL received and extends loan modification deadline to the end of the National Emergency or December 31, 2021. CAA further extended the option to delay ASU 2016-13 implementation until January 1, 2022; however, the Company has adopted this standard as of December 31, 2020, and has applied it retroactively to January 1, 2020.
Change in Control Act
Under the Change in Bank Control Act, no person (including a company or other business entity) may acquire “control” of a bank or bank holding company, unless the appropriate federal agency has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. The agency takes, into consideration certain factors, including the competence, experience, integrity and financial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the company involved has its shares registered under the Securities Exchange Act of 1934. Any “company”, as defined in the Bank Holding Company Act of 1956, would be required to receive the prior approval of the Federal Reserve Board to acquire “control” of the company or Bank, as defined in that statute and Federal Reserve Board regulations, and would then be regulated as a bank holding company.
New Jersey law specifies similar prior approval requirements by the New Jersey Department of Banking and Insurance for acquisitions of New Jersey banks or holding companies.
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

Table of Content
ITEM 1A - Risk Factors.
Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
Credit Risks
Our allowance for credit losses on loans may not be adequate to cover actual losses.
Like all commercial banks, Lakeland Bank maintains an allowance for credit losses on loans to provide for loan defaults and non-performance. If our allowance for credit losses on loans is not adequate to cover actual loan losses, we may be required to significantly increase future provisions for credit losses on loans, which could materially and adversely affect our operating results. The Company adopted ASU 2016-13, pertaining to the measurement of credit losses on financial instruments ("CECL"), on December 31, 2020. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions, such as Lakeland, and other organizations will now use forward-looking information to better inform their credit loss estimates.
Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments: a) the calculation of a baseline lifetime loss by applying a segment-specific historical average annual loss rate, calculated using an open pool method, applied over the remaining life of each instrument; b) a single set of economic forecast inputs for the reasonable and supportable period; c) a reasonable and supportable forecast period, which reflects management's expectations of losses based on forward-looking economic scenarios over that time; d) baseline lifetime loss rates adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast period via a series of adjustment factors developed using a third-party developed and supported top-down statistical model suite that uses a set of relevant economic forecast inputs sourced from a leading global forecasting firm; e) a reversion period (after the reasonable and supportable forecast period) using a straight-line approach; f) a historical loss period which represents a full economic credit cycle (with the exception of equipment finance loans which uses a shorter time period due to circumstances unique to that segment); and g) expected prepayment rates estimated on more recent historical experience adjusted for refinance incentive, seasoning and burnout, as applicable. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. The Company also considers five standard qualitative general reserve factors ("qualitative adjustments"): nature and volume of loans, lending management, policy and procedures, independent review and changes in environment. Qualitative adjustments are designed to address risks that are not captured in the quantitative reserves (“quantitative reserve”). Other qualitative adjustments or model overlays may also be recorded based on expert credit judgment in circumstances where, in the Company’s view, the standard qualitative reserve factors do not capture all relevant risk factors. Federal regulatory agencies, as an integral part of their examination process, review our loans and the corresponding allowance for credit losses. While we believe that our allowance for credit losses on loans in relation to our current loan portfolio is adequate to cover current and expected losses, we cannot assure you that we will not need to increase our allowance for credit losses on loans or that the regulators will not require us to increase this allowance. Future increases in our allowance for credit losses on loans could materially and adversely affect our earnings and profitability.
Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. This differs significantly from the "incurred loss" model required under previous GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model significantly affects how we determine our allowance for credit losses on loans and may create more volatility in the level of our allowance for credit losses on loans.
Any future quarterly changes to our allowance will depend on the current state of the economy, forecasted macroeconomic conditions, the composition and performance of our loan portfolio at the time and other factors captured through qualitative adjustments, including idiosyncratic factors.
The concentration of our commercial real estate loan portfolio may subject us to increased regulatory analysis, or otherwise adversely affect our business and operating results.
The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate (CRE) lending. The 2006 interagency guidance did not establish specific CRE lending limits or caps; rather, the guidance set forth supervisory criteria to serve as levels of bank CRE concentration above which certain financial institutions may be identified for further supervisory analysis. According to the guidelines, institutions could be subject to further analysis if (i) their loans for construction, land, and land development (CLD) represent 100% or more of the institution's total risk-based capital, or (ii) their total non-owner occupied CRE loans (including

Table of Content
CLD loans), as defined, represent 300% or more of the institution’s total risk-based capital, and further, that the institution’s non-owner occupied CRE loan portfolio has increased by 50% or more during the previous 36 months.
The Bank’s total reported CLD loans represented 36% of total risk-based capital at December 31, 2020. The Bank’s total reported CRE loans to total capital was 463% at December 31, 2020, while the Bank’s CRE portfolio has increased by 52% over the preceding 36 months. The growth rate of the preceding 36 months included the acquisition of Highlands State Bank.
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
In addition, the “ability to repay” and “Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act (as amended or supplemented to date, including by the EGRRCPA (see "Item 1. Business - Supervision and Regulation - Capital Requirements" above), may expose the Company to greater losses, reduced volume and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.
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
Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A deterioration in economic conditions, particularly in the markets we lend in, could have the following consequences, any of which could materially adversely affect our business:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•demand for our products and services may decrease; and
•collateral for loans made by us may decline in value, in turn reducing the borrowing ability of our customers.
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
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans that we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses on loans.

Table of Content
We are subject to litigation, regulatory enforcement and reputation risk due to our participation in PPP and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.
The CARES Act provided for the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other lenders, subject to detailed qualifications and eligibility criteria. During the period from April 2020 through August 2020, when the initial program ended, we processed more than 2,000 applications for PPP loans.
Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was, and continues to be, uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications and the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.
Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, including with respect to the PPP, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.
Further, in light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. We also have credit risk with respect to PPP loans given that the SBA may determine that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Moreover, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Liquidity and Interest Rate Risks
We are subject to interest rate risk and variations in interest rates that may negatively affect our financial performance.
We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:
•inflation or deflation
•excess growth or recession;
•a rise or fall in unemployment;
•tightening or expansion of the money supply;
•domestic and international disorder;
•instability in domestic and foreign financial markets; and
•actions taken or statements made by the Federal Reserve Board.
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

Table of Content
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
    In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). LIBOR will be discontinued on December 31, 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.
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
As of December 31, 2020, the Company had approximately $855.7 million and $90.8 million in available for sale and held to maturity investment securities, respectively. For securities available for sale, ASU 2016-13 requires entities to determine if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held to maturity securities are evaluated under the allowance for credit losses model. Held to maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material

Table of Content
adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
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
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to our business and our reputation. Our collection of such customer and company data is subject to extensive regulation and oversight.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us, our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
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

Table of Content
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
More stringent capital requirements have been imposed on bank holding companies such as Lakeland Bancorp by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions limit our future capital strategies. Under the Dodd-Frank Act, our currently outstanding trust preferred securities will continue to count as Tier I capital, but we will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.
As further described above under “Item 1. Business-Supervision and Regulation-Capital Requirements,” banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The capital conservation buffer was fully phased in on January 1, 2019. In September 2019, the regulatory agencies adopted a final rule, effective January 1, 2020, creating a Community Bank Leverage Ratio framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The Community Bank Leverage Ratio Framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. In 2020, the CARES Act required the federal banking agencies to temporarily lower the Community Bank Leverage Ratio from 9% of average total consolidated assets to 8% for the remainder of 2020. The ratio rose to 8.5% for calendar year 2021 and will revert to 9% thereafter. Management did not elect to use the Community Bank Leverage Ratio framework for the Company or the Bank.
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

Table of Content
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
In addition, as described under “Item 1. Business-Supervision and Regulation-Capital Requirements,” as a general matter, banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if Lakeland Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.
Strategic and External Risks
The effect of future tax reform is uncertain and may adversely affect our business.
    State and federal legislation for tax reform may increase our overall tax expense and negatively impact certain balance sheet and tax provisions taken by the Company.
The current national administration has indicated that tax reform, increasing the federal corporate tax rate, is a possibility. Such an increase would increase the Company's income tax expense as a percent of its taxable income. Other tax reform could adversely impact the property values of real estate used to secure loans or may create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as the State of New Jersey where the Company operates. These and other federal and state tax changes could significantly impact the financial health of our customers, potentially resulting, in among other things, an inability to repay loans or maintain deposits at the Bank. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.
In addition, in September 2020, the State of New Jersey enacted further changes in tax law, that were retroactive to the beginning of 2020, which extended a temporary surcharge of 2.5% on corporations earning New Jersey allocated income in excess of $1.0 million through 2023. In 2024, the New Jersey tax rate is scheduled to revert back to no surcharge.
    The ultimate impact of any tax reform on our business, customers and shareholders, whether federal or state, is uncertain and could be adverse.
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

Table of Content
The outbreak of COVID-19 could continue to materially, adversely affect our business operations, financial condition, results of operations and cash flows.
The outbreak of COVID-19 has materially, adversely impacted certain industries in which our customers operate and could materially impair their ability to fulfill their obligations to us. Further, the spread of COVID-19 outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The spread of the highly infectious COVID-19 caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which disrupted our operations and if the global response to contain COVID-19 with the introduction of a vaccine is unsuccessful, we could experience additional or material, adverse effects on our business, financial condition, results of operations and cash flows. COVID-19 resulted in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally and a disruption in the services provided by our vendors. Continued disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Furthermore, COVID-19 could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of COVID-19 and the additional restrictions imposed to contain COVID-19 in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
Moreover, we rely on many third parties in our business operations, including the appraisers of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the extent of the measures taken in responding to a continuing pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
Further, the COVID-19 outbreak created increased operational challenges, as we worked to respond to customers' urgent needs. During the period from April 2020 through August 2020, when the initial program ended, we processed more than 2,000 applications for PPP loans, which resulted in significant demands and pressures on our operations. In January 2021, the Company began accepting PPP applications for PPP First Draw Loans to first-time borrowers in addition to PPP Second Draw Loans for previous PPP borrowers under CAA approved on December 27, 2020. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults.
An outbreak of any other epidemic, pandemic or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations could materially adversely affect our business operations, financial condition, results of operations and cash flows.
An outbreak of other highly infectious or contagious diseases, could have a materially adverse impact on certain industries in which our customers operate and could materially impair their ability to fulfill their obligations to us. Further, the spread of such an outbreak, could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The spread of highly infectious or contagious diseases could cause severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt our operations and if the global response to contain the outbreak is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. An outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally or a disruption in the services provided by our vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Furthermore, such an outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we

Table of Content
operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of the outbreak and the restrictions imposed to contain it in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
Moreover, we rely on many third parties in our business operations, including the appraisers of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of developing measures responding to an outbreak or pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
We face intense competition from other financial services and financial services technology companies, and competitive pressures could adversely affect our business or financial performance.
The Company faces intense competition in its markets and geographic region. The Company expects competitive pressures to intensify in the future, especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial services technology companies, or technology companies partnering with financial services companies, may be particularly intense, due to, among other things, differing regulatory environments. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.
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

Table of Content
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
The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Item 7 of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describes our significant accounting policy and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policy, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
ITEM 1B - Unresolved Staff Comments.
Not Applicable.
ITEM 2 – Properties.
As of December 31, 2020, Lakeland operated 51 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and in Highland Mills, New York; however in February 2021, Lakeland closed three branches. Lakeland also operates six New Jersey regional commercial lending centers in Bernardsville, Iselin, Jackson, Montville, Teaneck and Waldwick and one New York commercial lending center to serve the Hudson Valley region. In addition to the Company’s principal office located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438, we lease two operations locations in Milton, New Jersey.
The aggregate net book value of premises and equipment was $48.5 million at December 31, 2020. As of December 31, 2020, 27 of the Company’s facilities were owned and 34 were leased for various terms.
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

Table of Content
ITEM 4 - Mine Safety Disclosures.
Not applicable.
PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of February 26, 2021, there were approximately 3,046 shareholders of record of the common stock.
The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2015 and ending December 31, 2020 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.
 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2020

300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
2015
2016
2017
2018
2019
2020
Lakeland Bancorp, Inc.
NASDAQ Market Index
Regional Northeast Banks

Company/Market/Peer Group	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Lakeland Bancorp, Inc.	$100.00	$170.99	$172.28	$135.72	$164.14	$125.13
NASDAQ Market Index	100.00	108.87	141.14	137.13	187.45	271.64
Regional Northeast Banks	100.00	139.00	145.53	127.03	153.64	123.56

Table of Content
    The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2020	—	$—	—	2,393,423
November 1 to November 30, 2020	—	—	—	2,393,423
December 1 to December 31, 2020	—	—	—	2,393,423

(1)On October 24, 2019, the Company announced that its Board of Directors had authorized a new share repurchase program. Under the repurchase program, the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance.

Table of Content
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

	At or for the Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Income Statement
Interest income	$248,842	$256,487	$213,121	$190,204	$163,296
Interest expense	41,155	60,453	39,562	24,966	17,647
Net interest income	207,687	196,034	173,559	165,238	145,649
Provision for credit losses/Provision for loan losses	27,222	2,130	4,413	6,090	4,223
Noninterest income excluding gains on investment securities and gain (loss) on equity securities	26,449	26,300	22,893	22,911	20,960
Gains on sales of investment securities	1,213	—	—	2,524	370
(Loss) gain on equity securities	(552)	496	(583)	—	—
Merger-related expenses	—	3,178	464	—	4,103
Long-term debt prepayment fee	4,133	—	—	2,828	—
Noninterest expenses	128,665	123,578	110,703	101,706	95,814
Income before income taxes	74,777	93,944	80,289	80,049	62,839
Income tax provision	17,259	23,272	16,888	27,469	21,321
Net income	$57,518	$70,672	$63,401	$52,580	$41,518
Per-Share Data
Weighted average shares outstanding:
Basic	50,540	50,477	47,578	47,438	42,912
Diluted	50,650	50,642	47,766	47,674	43,114
Earnings per share:
Basic	$1.13	$1.39	$1.32	$1.10	$0.96
Diluted	$1.13	$1.38	$1.32	$1.09	$0.95
Cash dividend per common share	$0.50	$0.49	$0.45	$0.40	$0.37
Book value per common share	$15.13	$14.36	$13.14	$12.31	$11.65
Tangible book value per common share (1)	$11.97	$11.18	$10.22	$9.38	$8.70
Balance Sheet
Investment securities available for sale and other (4)	$882,419	$794,878	$667,840	$658,711	$621,803
Investment securities held to maturity	90,766	123,975	153,646	139,685	147,614
Loans, net of deferred fees	6,021,232	5,137,823	4,456,733	4,152,720	3,870,598
Goodwill and other identifiable intangible assets	159,565	160,591	138,201	138,795	139,091
Total assets	7,664,297	6,711,236	5,806,093	5,405,639	5,093,131
Total deposits	6,455,783	5,293,779	4,620,670	4,368,748	4,092,835
Total core deposits (2)	5,377,527	4,422,975	3,863,632	3,631,320	3,547,927
Term borrowings	143,257	284,036	286,145	296,913	365,650
Total stockholders’ equity	763,784	725,263	623,739	583,122	550,044
Performance Ratios
Return on average assets	0.80%	1.12%	1.15%	1.00%	0.90%
Return on average tangible common equity (1)	9.86%	13.16%	13.78%	12.24%	12.19%
Return on average equity	7.74%	10.14%	10.59%	9.25%	8.75%
Efficiency ratio (1)(3)	54.54%	54.83%	56.09%	53.40%	56.74%
Net interest margin (tax equivalent basis)	3.09%	3.33%	3.36%	3.38%	3.41%
Loans to deposits	93.27%	97.05%	96.45%	95.06%	94.57%
Capital Ratios
Common equity to asset ratio	9.97%	10.81%	10.74%	10.79%	10.80%
Tangible common equity to tangible assets (1)	8.05%	8.62%	8.57%	8.44%	8.30%
Tier 1 leverage ratio	8.37%	9.41%	9.39%	9.12%	9.07%
Tier 1 risk-based capital ratio	10.22%	11.02%	11.27%	10.87%	10.85%
Total risk-based capital ratio	12.84%	13.40%	13.71%	13.40%	13.48%
CET1 ratio	9.73%	10.46%	10.62%	10.18%	10.11%
1.A non-GAAP financial measure. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.
2.Core deposits represent all deposits with the exception of time deposits.
3.Ratio represents noninterest expense, excluding long-term debt prepayment fee, merger related expenses and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus noninterest income.
4.Includes investment in equity securities, Federal Home Loan Bank and other membership stock, at cost.

Table of Content
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary, Lakeland Bank. The Company has omitted comparative discussion of 2019 and 2018 results, which are presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 6, 2020.
Statements Regarding Forward-Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for credit losses), corporate objectives and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and leasing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; and customers’ acceptance of Lakeland’s products and services.
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
Strategy
The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 48 banking offices located in Northern and Central New Jersey and Highland Mills, New York. Lakeland offers a broad range of lending, depository and related financial services to individuals and small to medium-sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2020, the Company has acquired eight community banks with an aggregate asset total of approximately $2.28 billion at the date of the respective acquisitions. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. The Company’s strategy is to continue growing both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.
The Company’s strategic aim is to provide an adequate return to its shareholders by focusing on profitable growth through services that meet the needs of its customers in its market areas. This will be accomplished by continuing to offer commercial and consumer loan, deposit and other financial product services in a changing economic and technological environment. In early 2021, Lakeland added two lenders to grow our commercial loan portfolio with life insurance-based financing.
The Company offers internet banking, mobile banking and cash management services to meet the needs of its business and consumer customers. In 2019, the Company embarked on a digital strategy initiative, impacting all operational areas of Lakeland, with a focus on providing a superior customer experience, evolving our product and service delivery and enhancing our operational functionality and cost-effectiveness. The Company devoted 2020 to building our infrastructure to implement the strategy. We hired a highly-skilled team, strengthened our project management and delivery capabilities and began organizing data housed in various areas of the Company. Investments were also made in customer relationship management tools, which

Table of Content
will provide an enhanced view of our customers. In the coming year, we will begin to apply these emerging capabilities to gain insights into our customers and align our products and services with their needs.
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
The Company continues to control its expenses by continually reviewing its ongoing noninterest expense, including evaluating its salary expense, ongoing service contract expense, marketing expenses and other expenses. The Company also controls its expenses by leveraging its technology investments that maximize the efficient delivery of products and services to its customers, which allows it further to evaluate its infrastructure. Lakeland will continue to consolidate and close branches when an evaluation determines a significant cost savings may be obtained through the consolidation or closure. In addition, opportunities to open new branches are also evaluated.
Critical Accounting Estimates
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
On December 31, 2020, effective January 1, 2020, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. Previously, an allowance was recognized based on probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. See Note 1 to the Company's financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company's accounting policies and methodologies for establishing the allowance and the liability for off-balance-sheet commitments beginning in 2020.
The allowance for credit losses is a critical accounting estimate for the following reasons:
•estimates relating to the allowance for credit losses require management to project future loan performance, including cash flows, delinquencies, charge-offs and collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate potential credit losses;
•the allowance for credit losses is influenced by factors outside of management's control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, interest rates, housing prices, GDP, inflation and unemployment; and
•judgment is required to determine whether the models used to generate the allowance for credit losses produce results that appropriately reflect a current estimate of lifetime expected credit losses.
Because management's estimates of the allowance for credit losses involve a high degree of judgment, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the allowance recorded, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance and provision for credit losses.
The COVID-19 pandemic resulted in a deterioration in U.S. economic conditions and an increase in economic uncertainty. As a result, the Company's future loss estimates may vary considerably as a result of the changes in the economy compared to management's December 31, 2020 assumptions; the magnitude of the pandemic; and the impact of the national monetary and fiscal response.

Table of Content
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
Executive Summary
COVID-19 continues to have a significant, negative effect on families and businesses in New Jersey and throughout the United States. The prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, the U.S. economy or the markets in which we operate could adversely affect our operations. If conditions worsen, we may again experience temporary closures of our offices and/or suspension of certain services until it is safe to open and return to work. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the COVID-19 pandemic will last or when all restrictions on individuals and businesses will be lifted and businesses and their employees will be able to fully resume normal activities. Further, additional information may emerge regarding the severity of COVID-19, effectiveness of the vaccines developed and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.
The CARES Act was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration ("SBA") to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the lesser of (1) 2.5 times its average monthly payroll costs or (2) $10.0 million. PPP loans have (a) an interest rate of 1.00%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of the disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.
In June 2020, Congress passed the Paycheck Protection Program Flexibility Act ("PPP Flexibility") to ease provisions of PPP related to the time period permitted to use the proceeds of loans, the deferral period of principal and interest payments on loans not forgiven and an extension of the maturity date of loan and loan forgiveness on loans. Key changes include (a) extending from two to five years the minimum maturity of any remaining loan balance after an application for loan forgiveness (for those loans closed after the enactment of PPP Flexibility); (b) extending the “covered period” (i.e., when costs that are eligible for forgiveness must be paid or incurred) from eight weeks to 24 weeks (or December 31, 2020, whichever is earlier); (c) reducing from 75 percent to 60 percent the amount of loan proceeds that must be used for payroll costs although the remainder must continue to be allocated to interest on mortgages, rent, and utilities; (d) permitting an exemption from reductions in loan forgiveness amounts based on reductions in full-time equivalent employees if the borrower, in good faith, documents an inability to return to the same level of business activity due to standards for sanitation, social distancing, or other worker or customer safety requirements established by the Department of Health and Human Services ("HHS"), the Center for Disease Control ("CDC") or Occupational, Safety and Health Administration ("OSHA"); and (e) allowing deferral of payments until the amount of forgiveness is remitted by the SBA to the lender or, if the borrower has not applied for forgiveness, ten months after the expiration of the covered period. The provisions of PPP Flexibility became effective upon enactment and will apply to all loans made under the PPP. The SBA released guidance on PPP loan forgiveness, which presently includes three different application methods depending primarily on the size of the PPP loan, reductions in staffing or salaries, or a business’ inability to operate at pre-COVID levels due to compliance with certain federally imposed requirements related to COVID-19. To qualify for full forgiveness, businesses must document that at least 60% of the PPP loan amount was used towards payroll costs and that the remaining 40% was used for other eligible costs such as mortgage interest, rent payments and/or utilities. Forgiveness was to be reduced by any Economic Injury Disaster Loan (“EIDL”) advance amount the business received.

Table of Content
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (the “Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified for customers affected by COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification is made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification is entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 is no longer characterized as a National Emergency or (b) December 31, 2020. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if they are current at a time the loan modification program was implemented and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA") was signed into law. In addition to providing funding for normal government operations, this bill provides for additional COVID-19 relief. The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The Company is currently accepting online applications for PPP First Draw Loans to first-time borrowers as well as PPP Second Draw Loans for previous PPP borrowers under the CAA.
The CARES Act also provided financial institutions with the option to defer adoption of the Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13) until the earlier of the end of the pandemic or December 31, 2020. The CAA extended the option to delay implementation of ASU 2016-13 until January 1, 2022, however the Company has adopted this standard as of December 31, 2020, and has applied it retroactively to January 1, 2020.
Management has identified that the COVID-19 pandemic could adversely affect the liquidity of the Company. As such, management has taken specific steps to minimize the risk. In addition to processes already in place to closely monitor changes in liquidity needs, including those that may result from the COVID-19 pandemic, the Company has increased collateral and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While the Company is unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.
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
As the COVID-19 pandemic has advanced, Lakeland has made it a priority to safeguard the health of our associates and customers, while assisting customers impacted by the economic burdens of COVID-19 and providing support to our communities. Lakeland initiated remote working plans and encouraged the use of our mobile and online banking alternatives as we adjusted our branch hours, decreased lobby usage and temporarily closed branches. To assist COVID-19 impacted borrowers, we offered temporary payment deferrals on commercial, mortgage and consumer loans and we have assisted customers with the origination of PPP loans to help strengthen local businesses and preserve jobs in our communities. Additionally to further support our customers, the Company decided to participate in the Main Street Lending Program established by the Federal Reserve to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Despite this challenging environment, our associates show tireless professionalism, compassion and dedication to serving our customers under these unprecedented conditions. We remain open for business, continuing to lend to qualified businesses for working capital and general business purposes.

Table of Content
Financial Overview
The year ended December 31, 2020 represented a year of continued loan and deposit growth for the Company. As discussed in this management’s discussion and analysis:
•Net income was $57.5 million, or $1.13 per diluted share, for the year ended December 31, 2020 compared to net income of $70.7 million, or $1.38 per diluted share, for 2019.
•In 2020, return on average assets was 0.80%, return on average common equity was 7.74% and return on average tangible common equity was 9.86%. This compared to 2019 ratios of return on average assets of 1.12%, return on average common equity of 10.14% and return on average tangible common equity of 13.16%.
•The Company adopted ASU 2016-13 at December 31, 2020, and, as a result, recorded an increase in the allowance for credit losses on loans of $6.7 million effective January 1, 2020.
•2020 financial results were adversely impacted by an elevated provision for credit losses of $27.2 million, compared to a provision for loan losses of $2.1 million for 2019.
•Total loans increased by $883.4 million, or 17%, from December 31, 2019 to December 31, 2020, and included $284.6 million in PPP loans.
•Loans on payment deferral at December 31, 2020 totaled $9.7 million, or 0.2% of total loans.
•Total deposits increased $1.2 billion, or 22%, from December 31, 2019 to December 31, 2020, including an increase of $386.1 million, or 34% in noninterest bearing deposits.
•Balance sheet restructures during 2020 involving the payoff of $114.9 million in FHLB borrowings, resulted in prepayment fees of $4.1 million.
•The Company’s net interest margin was 3.09% for 2020 compared to 3.33% for 2019.
Net Income
Net income for 2020 was $57.5 million, or $1.13 per diluted share, compared to net income of $70.7 million, or $1.38 per diluted share, in 2019. The major contributing factor to the decrease in net income was provision for credit losses of $27.2 million, compared to a provision for loan losses of $2.1 million for 2019.
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
In March 2020, the FOMC lowered the target range for the federal funds rate twice by a total of 150 basis points, bringing the current target range to between 0.00% and 0.25%. In 2019, the target range was lowered by a total of 75 basis points and in 2018, the range was raised four times by a total of 100 basis points.
For 2020, the Company's net interest margin was 3.09% compared to 3.33% for 2019, reflecting a decrease in interest income as a effect of the low interest rate environment on higher cash balances held and loan yields. The low interest rate environment has had a positive effect on interest costs on deposits.

Table of Content
The following table reflects the components of the Company’s net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates are computed on a tax equivalent basis assuming a 21% tax rate.

	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$5,626,273	$229,036	4.07%	$4,938,298	$233,535	4.73%	$4,283,401	$193,143	4.51%
Taxable investment securities and other	808,629	17,811	2.20%	799,103	19,722	2.47%	736,241	16,710	2.27%
Tax-exempt securities	80,594	2,085	2.59%	70,271	1,911	2.72%	80,456	2,163	2.69%
Federal funds sold (2)	220,329	348	0.16%	87,997	1,720	1.95%	82,096	1,559	1.90%
Total interest-earning assets	6,735,825	249,280	3.70%	5,895,669	256,888	4.36%	5,182,194	213,575	4.12%
Noninterest-earning assets:
Allowance for credit losses	(61,898)			(39,840)			(36,804)
Other assets	534,439			466,825			383,524
Total Assets	$7,208,366			$6,322,654			$5,528,914
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$535,754	$325	0.06%	$500,650	$335	0.07%	$489,742	$293	0.06%
Interest-bearing transaction accounts	3,035,626	17,396	0.57%	2,653,404	31,157	1.17%	2,301,065	18,711	0.81%
Time deposits	1,064,187	14,338	1.35%	922,412	17,756	1.92%	778,180	11,616	1.49%
Borrowings	336,425	9,096	2.66%	385,365	11,205	2.87%	340,414	8,942	2.63%
Total interest-bearing liabilities	4,971,992	41,155	0.83%	4,461,831	60,453	1.35%	3,909,401	39,562	1.01%
Noninterest-bearing liabilities:
Demand deposits	1,362,918			1,092,827			984,445
Other liabilities	130,231			70,959			36,541
Stockholders’ equity	743,225			697,037			598,527
Total Liabilities and Stockholders' Equity	$7,208,366			$6,322,654			$5,528,914
Net interest income/spread		208,125	2.87%		196,435	3.00%		174,013	3.11%
Tax equivalent basis adjustment		438			401			454
Net Interest Income		$207,687			$196,034			$173,559
Net Interest Margin (3)			3.09%			3.33%			3.36%
(1)Includes non-accrual loans, loans held for sale and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income on a tax equivalent basis divided by interest-earning assets.

Table of Content
Interest income and expense volume/rate analysis
The following table shows the impact that changes in average balances of the Company’s assets and liabilities and changes in average interest rates have had on the Company’s net interest income over the past three years. This information is presented on a tax equivalent basis assuming a 21% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
(in thousands)	Volume	Rate		Volume	Rate
Interest Income
Loans	$30,269	$(34,768)	$(4,499)	$30,622	$9,770	$40,392
Taxable investment securities and other	233	(2,144)	(1,911)	1,488	1,524	3,012
Tax-exempt investment securities	270	(96)	174	(277)	25	(252)
Federal funds sold	1,111	(2,483)	(1,372)	114	47	161
Total interest income	31,883	(39,491)	(7,608)	31,947	11,366	43,313
Interest Expense
Savings deposits	30	(40)	(10)	7	35	42
Interest-bearing transaction accounts	5,388	(19,149)	(13,761)	3,191	9,255	12,446
Time deposits	3,589	(7,007)	(3,418)	2,396	3,744	6,140
Borrowings	(1,343)	(766)	(2,109)	1,233	1,030	2,263
Total interest expense	7,664	(26,962)	(19,298)	6,827	14,064	20,891
Net Interest Income	$24,219	$(12,529)	$11,690	$25,120	$(2,698)	$22,422
Net interest income on a tax equivalent basis for 2020 was $208.1 million, compared to $196.4 million in 2019, resulting primarily from growth in average earning assets of $840.2 million. The net interest margin decreased from 3.33% in 2019 to 3.09% in 2020 primarily as a result of the current low interest rate environment resulting in lower yields on interest-earning assets as well as higher cash levels. The effect on net interest income was due to the decrease in yield on interest-earning assets and was partially mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $270.1 million.
Interest income on a tax equivalent basis decreased from $256.9 million in 2019 to $249.3 million in 2020, a decrease of $7.6 million, or 3%. The decrease in interest income resulted from a 66 basis point decline in the yield on interest-earning assets, partially offset by a $840.2 million increase in average interest-earning assets. The decrease in yield on interest-earning assets was due primarily to a reduction in the yield on loans due to decreases in the prime rate and LIBOR during 2019 and 2020, increased balance of lower-yielding federal funds sold, as well as the origination of lower-yielding PPP loans during 2020. The average balance of loans increased $688.0 million compared to 2019, while the yield on average loans of 4.07% in 2020 was 66 basis points lower than 2019. The yield on average taxable investment securities decreased 27 basis points, while the yield on tax-exempt investment securities decreased 13 basis points compared to 2019.
Total interest expense decreased from $60.5 million in 2019 to $41.2 million in 2020, a decrease of $19.3 million. Total average interest-bearing liabilities increased $510.2 million as a result of organic growth, while the cost of average interest-bearing liabilities decreased from 1.35% in 2019 to 0.83% in 2020 largely driven by lower market interest rates. The cost of interest-bearing transaction accounts, time deposits and borrowings decreased by 60 basis points, 57 basis points, and 21 basis points, respectively, compared to 2019.
Provision for Credit Losses
The Company adopted ASU 2016-13 on December 31, 2020, and has applied it retroactively to January 1, 2020. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including loans and certain off-balance-sheet credit exposures, measured at amortized cost. See Note 1 - Summary of Significant Accounting Policies to the Company's financial statements for a description of the adoption of ASU 2016-13 and the Company's allowance methodology.

Table of Content
In determining the provision for credit losses on loans and off-balance-sheet credit exposures, management measures expected credit losses based on relevant information about past events, current conditions, reasonable and supportable forecasts, prepayments and future economic conditions. The key assumptions of the methodology include the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The Company uses its best judgment to assess economic conditions and loss data in estimating the CECL allowance and these estimates are subject to periodic refinement based on changes in underlying external or internal data.
Provision for credit losses totaled $27.2 million in 2020, of which $26.0 million was related to loans, compared to a provision for loan losses of $2.1 million for 2019. The increased provision for 2020 was primarily due to the negative impact of COVID-19 on forecasted economic conditions and credit loss projections with the remainder of the provision attributable to loan growth. The provision attributable to off-balance-sheet exposures was $1.3 million and a negative provision of $28,000 was attributable to held to maturity securities.
Noninterest Income
Noninterest income of $27.1 million in 2020 increased by $314,000 compared to 2019. Gains on sales of loans and swap income increased $1.7 million and $1.5 million, respectively, compared to 2019, both due primarily to the low interest rate environment. Gain on sales of securities totaled $1.2 million in 2020 compared to no such gains in 2019. Service charges on deposit accounts decreased $2.1 million due primarily to changes in customer behavior resulting from the pandemic. Included in noninterest income in 2020, was a $552,000 loss on equity securities compared to gains of $496,000 in 2019. Other income of $735,000 in 2020 was $499,000 lower than 2019 due primarily to gains during 2019 resulting from payoffs of purchased credit impaired loans. Noninterest income represented 12% of total revenue in 2020. Total revenue is defined as net interest income plus noninterest income.
Noninterest Expense
Noninterest expense in 2020 totaled $132.8 million, which was $6.0 million greater than the $126.8 million reported for 2019. The increase in noninterest expense was due primarily to $4.1 million in FHLB debt prepayment fees resulting from the Company's balance sheet restructurings during 2020. Salaries and employee benefits increased $3.1 million in 2020, from the same period last year, as a result of an increase in staffing levels as well as normal merit increases. Furniture and equipment expense in 2020 increased $2.6 million compared to 2019 due primarily to an increase in information technology service agreement expense, including expenses related to the Company's digital initiative. FDIC insurance expense increased $1.7 million in 2020 compared to 2019 due to an increase in deposit balances as well as the application of FDIC assessment credits in 2019 resulting from the insurance fund reserve ratio exceeding the required level. Marketing expense decreased $692,000 in 2020 primarily due to the timing of marketing campaigns impacted by the pandemic as well as increased advertising during 2019 in new locations as a result of the merger with Highlands Bancorp. Noninterest expense in 2019 included merger-related expenses of $3.2 million resulting from the merger with Highlands Bancorp.
The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding long-term debt prepayment fees, merger related expenses and core deposit amortization) to total tax-equivalent revenue (excluding gains and/or losses on securities and gain and/or losses on debt extinguishment).

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$132,798	$126,756	$111,167	$104,534	$99,917
Amortization of core deposit intangibles	(1,025)	(1,182)	(594)	(654)	(734)
Merger related expenses	—	(3,178)	(464)	—	(4,103)
Long-term debt prepayment fee	(4,133)	—	—	(2,828)	—
Noninterest expense, as adjusted	$127,640	$122,396	$110,109	$101,052	$95,080
Net interest income	$207,687	$196,034	$173,559	$165,238	$145,649
Noninterest income	27,110	26,796	22,310	25,435	21,330
Total revenue	234,797	222,830	195,869	190,673	166,979
Tax-equivalent adjustment on municipal securities	438	401	454	1,074	962
Gains on sales of investment securities and debt extinguishment	(1,213)	—	—	(2,524)	(370)
Total revenue, as adjusted	$234,022	$223,231	$196,323	$189,223	$167,571
Efficiency ratio (Non-GAAP)	54.54%	54.83%	56.09%	53.40%	56.74%

Table of Content
Income Taxes
The Company’s effective income tax rate was 23.1% and 24.8% in the years ended December 31, 2020 and 2019, respectively. The effective tax rate decrease from 2019 to 2020 primarily resulted from a decline in pretax income from 2019 to 2020 and the resulting increase in the percentage of tax-advantaged items over pretax income.
Financial Condition
Total assets at December 31, 2020 were $7.66 billion, an increase of $953.1 million, or 14%, from $6.71 billion at December 31, 2019. Loans, net of deferred fees, were $6.02 billion and $5.14 billion at December 31, 2020 and 2019, respectively, an increase of $883.4 million, or 17% during 2020. Total deposits were $6.46 billion at December 31, 2020, an increase of $1.16 billion, or 22%, from December 31, 2019.
The Company recorded the assets acquired and the liabilities assumed in the acquisition of Highlands Bancorp, Inc. in January 2019, at their estimated fair values as of the acquisition date. Total assets acquired were $496.5 million and total loans and total deposits acquired were $426.1 million and $409.6 million, respectively.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. At the time of adoption of CECL, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 to the Company's financial statements for a full description of the segments. The information below for December 31, 2020 is presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods and has presented those disclosures under previously applicable U.S. GAAP.
At December 31, 2020, the amortized cost of loans totaled $6.02 billion, an increase of $883.4 million when compared to the balance at December 31, 2019 of $5.14 billion. Commercial loans secured by real estate increased $649.9 million to $4.24 billion at December 31, 2020. Commercial and industrial loans increased $286.3 million in 2020 and includes PPP loans totaling $284.6 million. Residential mortgage loans increased $42.2 million as customers took advantage of the low interest rate environment to refinance their mortgages. Additionally, the Company decided to retain a higher percentage of originated residential mortgage loans in 2020 compared to 2019. Equipment finance loans increased $5.6 million, while construction and consumer loans declined by $68.3 million and $35.4 million, respectively, during 2020.
The following tables present the classification of Lakeland’s gross loans by major category as of December 31 for each of the last five years:

(in thousands)	December 31, 2020
Non-owner occupied commercial (1)	$2,398,946
Owner occupied commercial (1)	827,092
Multifamily (1)	813,225
Non-owner occupied residential (1)	200,229
Commercial, industrial and other	718,189
Construction	266,883
Equipment finance	116,690
Residential mortgage	377,380
Consumer	302,598
Total loans	6,021,232
(1)    With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments. Prior years have not been reclassified to conform to the current year presentation.

Table of Content

	December 31,
(in thousands)	2019	2018	2017	2016
Commercial, secured by real estate	$3,589,593	$3,057,779	$2,831,184	$2,556,601
Commercial, industrial and other	431,934	336,735	340,400	350,228
Construction	335,169	319,545	264,908	211,109
Equipment finance	111,076	87,925	75,039	67,016
Residential mortgage	335,191	329,854	322,880	349,581
Consumer	337,977	328,609	322,269	339,360
Total loans	5,140,940	4,460,447	4,156,680	3,873,895
Deferred fees (2)	(3,117)	(3,714)	(3,960)	(3,297)
Loans, net	$5,137,823	$4,456,733	$4,152,720	$3,870,598
(2)    With the adoption of ASU 2016-13 in 2020, net deferred fees and costs are allocated to the appropriate segments.
At December 31, 2020, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate and commercial, industrial and other loans. Commercial, industrial and other includes $284.6 million of PPP loans, which are expected to be fully guaranteed by the SBA. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.
The following table presents commercial loan maturities and sensitivity to changes in interest rates at December 31, 2020:

(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Non-owner occupied commercial	$112,800	$569,836	$1,716,310	$2,398,946
Owner occupied commercial	58,020	221,306	547,766	$827,092
Multifamily	28,378	165,404	619,443	$813,225
Non-owner occupied residential	18,534	34,597	147,098	$200,229
Commercial, industrial and other	205,813	423,757	88,619	718,189
Construction	98,057	67,969	100,857	266,883
Total commercial loans	$521,602	$1,482,869	$3,220,093	$5,224,564

Predetermined rates	$135,607	$1,071,125	$273,748	$1,480,480
Floating or adjustable rates	385,995	411,744	2,946,345	3,744,084
Total commercial loans	$521,602	$1,482,869	$3,220,093	$5,224,564
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

Table of Content
The following tables present certain information regarding Lakeland’s non-accrual loans, including troubled debt restructurings that are on non-accrual, and past due loans and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

(dollars in thousands)	December 31, 2020
Non-owner occupied commercial (1)	$16,537
Owner occupied commercial (1)	14,271
Multifamily (1)	626
Non-owner occupied residential (1)	2,217
Commercial, industrial and other	2,633
Construction	1,440
Equipment finance	327
Residential mortgage	2,469
Consumer	2,243
Total non-accrual loans (2)	42,763
Other real estate and other repossessed assets	—
Total non-performing assets	$42,763
Non-performing assets as a percentage of total assets	0.56%
Loans past due 90 days or more and still accruing	$1
Troubled debt restructurings, still accruing	$3,857
(1)    With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments. Prior years have not been reclassified to conform to the current year presentation.
(2) Non-accrual loans in 2020 includes $6.6 million in purchased credit deteriorated loans ("PCD").

	December 31,
(dollars in thousands)	2019	2018	2017	2016
Commercial, secured by real estate	$12,314	$7,192	$5,890	$10,413
Commercial, industrial and other	1,539	1,019	184	167
Construction	967	—	1,472	1,472
Equipment finance	284	501	144	153
Residential mortgage	3,428	1,986	3,860	6,048
Consumer	2,606	1,432	2,105	2,151
Total non-accrual loans (3)	21,138	12,130	13,655	20,404
Other real estate and other repossessed assets	563	830	843	1,072
Total non-performing assets	$21,701	$12,960	$14,498	$21,476
Non-performing assets as a percentage of total assets	0.32%	0.22%	0.27%	0.42%
Loans past due 90 days or more and still accruing	$—	$—	$200	$10
Troubled debt restructurings, still accruing	$5,650	$9,293	$11,462	$8,802
(3) Non-accrual loans excludes purchased credit impaired loans ("PCI") for the years prior to 2020.
Non-accrual loans increased to $42.8 million on December 31, 2020 from $21.1 million at December 31, 2019 primarily due to an increase in the commercial loans secured by real estate of $21.3 million. Additionally, commercial, industrial and other non-accruals increased $1.1 million and construction non-accruals increased $473,000 when compared to December 31, 2019 as a result of the inclusion of PCD loans in 2020.
Non-accruals as of December 31, 2020 include fourteen loan relationships between $500,000 and $1.0 million totaling $9.6 million, and seven loan relationships exceeding $1.0 million totaling $20.6 million. All non-accrual loans are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $1.1 million and $1.6 million in troubled debt restructurings as of December 31, 2020 and 2019, respectively.

Table of Content
At December 31, 2020 and 2019, Lakeland had $3.9 million and $5.7 million, respectively, in loans that are TDRs and still accruing. Restructured loans that are still accruing are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial difficulties of the borrower where the borrower has demonstrated the ability to repay based on the modified terms of the loan. The CARES Act provided relief from TDR classification for certain loan modification related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. In December 2020, the CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification.
At December 31, 2020 and 2019, the Company had $139.4 million and $47.7 million, respectively, of loans that were rated substandard that were not classified as non-performing. The increase in substandard loans that were not classified as non-performing relates principally to the COVID-19 pandemic. A large number of the additional substandard loans were modifications under the CARES Act and not classified as TDRs. There were no additional loans at December 31, 2020, other than those designated non-performing or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
The Company adopted ASU 2016-13 in 2020, with an adjustment to the allowance for credit losses on loans of $6.7 million, using a modified retrospective approach. For further information see Notes 1, 5 and 6 to the Company's Consolidated Financial Statements.
The following tables present for each of the five years ended December 31, 2020, the historical relationships among the amount of loans outstanding, the allowance for credit losses on loans, the provision for credit losses on loans, the amount of loans charged off and the amount of loan recoveries:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance balance, beginning of the year	$40,003	$37,688	$35,455	$31,245	$30,874
Impact of adopting ASU 2016-13 ("CECL")	6,656	—	—	—	—
Loans charged off:
Commercial, secured by real estate	(422)	(544)	(421)	(762)	(410)
Commercial, industrial and other	(814)	(645)	(1,452)	(477)	(796)
Construction	(77)	—	(248)	(609)	—
Equipment finance	(284)	(414)	(507)	(305)	(366)
Residential mortgage	(116)	(50)	(131)	(441)	(1,103)
Consumer	(340)	(283)	(588)	(852)	(1,980)
Total loans charged off	(2,053)	(1,936)	(3,347)	(3,446)	(4,655)
Recoveries:
Commercial, secured by real estate	72	251	468	396	297
Commercial, industrial and other	207	1,100	317	172	202
Construction	100	126	17	31	18
Equipment finance	65	332	23	59	31
Residential mortgage	21	66	10	5	8
Consumer	76	246	332	903	247
Total recoveries	541	2,121	1,167	1,566	803
Net (charge-offs) recoveries	(1,512)	185	(2,180)	(1,880)	(3,852)
Provision for credit losses on loans	25,977	2,130	4,413	6,090	4,223
Allowance balance, end of year	$71,124	$40,003	$37,688	$35,455	$31,245
Net charge-offs as a percentage of average loans outstanding	0.03%	—%	0.05%	0.05%	0.11%
Allowance for credit losses on loans as a percentage of year-end total loans outstanding	1.18%	0.78%	0.84%	0.85%	0.81%
Allowance for credit losses on loans as a percent of non-accrual loans	166.32%	189.25%	310.70%	259.65%	153.13%

Table of Content
The total allowance for credit losses on loans increased $31.1 million during 2020 to $71.1 million at December 31, 2020. The adoption of ASU 2016-13 increased this allowance by $6.7 million. During the year, the provision for credit losses on loans increased by $23.8 million due to COVID-19's negative impact on forecasted economic conditions, credit loss projections and loan growth during 2020. The allowance for credit losses on loans was 1.18% of total loans on December 31, 2020 compared to 0.78% of total loans on December 31, 2019. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses on loans to be adequate at December 31, 2020.
The following tables present the allowance for credit losses on loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31, 2020
(dollars in thousands)	Allowance	% of Loans in Each Category
Non-owner occupied commercial (1)	$25,910	39.9%
Owner occupied commercial (1)	3,955	13.7%
Multifamily (1)	7,253	13.5%
Non-owner occupied residential (1)	3,321	3.3%
Commercial, industrial and other	13,665	11.9%
Construction	786	4.4%
Equipment finance	6,552	1.9%
Residential mortgage	3,623	6.4%
Consumer	6,059	5.0%
Total	$71,124	100.0%
(1)    With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments. Prior years have not been reclassified to conform to the current year presentation.

	December 31,
	2019		2018		2017		2016
(dollars in thousands)	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
Commercial, secured by real estate	$28,950	69.8%	$27,881	68.5%	$25,704	68.0%	$21,223	66.1%
Commercial, industrial and other	3,289	8.4%	1,742	7.5%	2,313	8.2%	1,723	9.0%
Construction	2,672	6.5%	3,015	7.2%	2,731	6.4%	2,352	5.4%
Equipment finance	957	2.2%	987	2.0%	630	1.8%	548	1.7%
Residential mortgage	1,725	6.5%	1,566	7.4%	1,557	7.8%	1,964	9.0%
Consumer	2,410	6.6%	2,497	7.4%	2,520	7.8%	3,435	8.8%
Total	$40,003	100.0%	$37,688	100.0%	$35,455	100.0%	$31,245	100.0%

Investment Securities
The Company has classified its investment securities into the available for sale and held to maturity categories based on its intent and ability to hold the securities to maturity.

Table of Content
The following table sets forth the carrying value of the Company’s investment securities, both available for sale and held to maturity, at December 31 for each of the last three years. Investment securities available for sale are stated at fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	December 31,
(in thousands)	2020	2019	2018
U.S. Treasury and U.S. government agencies	$90,567	$166,982	$173,952
Mortgage-backed securities, residential	267,432	272,674	210,062
Collateralized mortgage obligations, residential	223,628	305,434	291,941
Mortgage-backed securities, multifamily	2,649	4,710	1,853
Collateralized mortgage obligations, multifamily	41,535	46,225	20,950
Asset-backed securities	40,690	—	—
Obligations of states and political subdivisions	244,340	72,182	83,414
Debt securities	35,671	11,668	10,092
Total	$946,512	$879,875	$792,264
In addition, the Company has an equity securities portfolio, which consists of investments in community reinvestment funds and until 2020, investments in other financial institutions for market appreciation purposes, with a carrying value of $14.7 million, $16.5 million and $15.9 million, at December 31, 2020, 2019 and 2018, respectively.
The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.
The following tables presents the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2020, at book value:

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Available for Sale
U.S. Treasury and U.S. government agencies
Amount	$8,103	$29,473	$10,667	$16,759	$65,002
Yield	2.13%	1.93%	2.13%	1.50%	1.88%
Mortgage-backed securities, residential
Amount	12	2,360	18,019	207,765	228,156
Yield	2.27%	2.23%	2.20%	1.98%	2.00%
Collateralized mortgage obligations, residential
Amount	3	1,963	13,165	193,907	209,038
Yield	5.62%	2.95%	1.17%	1.79%	1.76%
Mortgage-backed securities, multifamily
Amount	—	—	—	1,944	1,944
Yield	—%	—%	—%	1.35%	1.35%
Collateralized mortgage obligations, multifamily
Amount	—	11,644	4,285	25,606	41,535
Yield	—%	2.67%	2.04%	2.69%	2.62%
Asset-backed securities
Amount	—	—	—	40,690	40,690
Yield	—%	—%	—%	0.90%	0.90%
Obligations of states and political subdivisions
Amount	5,500	30,976	12,504	184,730	233,710
Yield	2.29%	2.04%	2.28%	2.21%	2.19%
Debt securities
Amount	—	4,060	31,611	—	35,671
Yield	—%	2.40%	4.59%	—%	4.34%
Total securities
Amount	$13,618	$80,476	$90,251	$671,401	$855,746
Yield	2.19%	2.14%	2.88%	1.94%	2.06%

Table of Content

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Held to Maturity
U.S. Treasury and U.S. government agencies
Amount	$5,993	$17,043	$2,529	$—	$25,565
Yield	2.17%	2.00%	1.91%	—%	2.03%
Mortgage-backed securities, residential
Amount	—	79	11	39,186	39,276
Yield	—%	5.07%	5.88%	1.81%	1.82%
Collateralized mortgage obligations, residential
Amount	—	1	1,353	13,236	14,590
Yield	—%	0.86%	2.21%	1.79%	2.30%
Mortgage-backed securities, multifamily
Amount	—	—	705	—	705
Yield	—%	—%	2.39%	—%	2.39%
Obligations of states and political subdivisions
Amount	3,029	4,492	601	2,508	10,630
Yield	1.88%	2.02%	2.60%	2.21%	2.06%
Total securities
Amount	$9,022	$21,615	$5,199	$54,930	$90,766
Yield	2.07%	2.02%	2.14%	1.95%	1.99%
Other Assets
Assets included within "other assets" on the Company's balance sheet increased from $54.7 million at December 31, 2019 to $110.3 million at December 31, 2020 primarily due to a $53.6 million increase in swap assets.
Deposits
Total deposits increased from $5.29 billion at December 31, 2019 to $6.46 billion at December 31, 2020, an increase of $1.16 billion, or 22%. Noninterest-bearing deposits increased $386.1 million, or 34%, to $1.51 billion, while savings and interest-bearing transaction accounts and time deposits increased $568.4 million and $207.5 million, respectively. The increase in deposits during 2020 can be attributed to organic growth, PPP-related deposits and CD and money market promotions.
The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,362,918	—%	$1,092,827	—%	$984,445	—%
Interest-bearing transaction accounts	3,035,626	0.57%	2,653,404	1.17%	2,301,065	0.81%
Savings	535,754	0.06%	500,650	0.07%	489,742	0.06%
Time deposits	1,064,187	1.35%	922,412	1.92%	778,180	1.49%
Total	$5,998,485	0.53%	$5,169,293	0.95%	$4,553,432	0.67%

Table of Content
As of December 31, 2020, the aggregate amount of outstanding time deposits issued in amounts of greater than $250,000, broken down by time remaining to maturity, was as follows:

(in thousands)
Within 3 months	$88,004
Over 3 through 6 months	48,063
Over 6 through 12 months	38,361
Over 12 months	8,772
Total	$183,200

Federal Home Loan Bank Advances and Other Borrowings
    Lakeland may borrow from time to time from the Federal Home Loan Bank ("FHLB") and other correspondent banks as part of its overall funding and liquidity management program. The following tables provide a summary of the borrowings as of and for the years ended December 31, 2020, 2019 and 2018.

(dollars in thousands)	2020	2019	2018
Federal Funds Purchased
Balance at December 31,	$100,000	$284,983	$192,064
Weighted average interest rate at December 31,	0.34%	1.85%	2.88%
Average daily balance during the year	$40,536	$52,421	$21,338
Weighted average interest rate during the year	1.11%	2.56%	2.03%
Maximum amount outstanding at any month-end during the year	$385,000	$385,000	$214,165

(dollars in thousands)	2020	2019	2018
Securities Sold Under Agreements to Repurchase
Balance at December 31,	$69,560	$43,675	$41,841
Weighted average interest rate at December 31,	0.11%	0.33%	0.26%
Average daily balance during the year	$51,889	$42,615	$32,435
Weighted average interest rate during the year	0.21%	0.30%	0.12%
Maximum amount outstanding at any month-end during the year	$71,694	$49,669	$50,526
FHLB advances totaled $25.0 million at December 31, 2020, with a weighted average interest rate of 0.77%, while at December 31, 2019, FHLB advances totaled $165.8 million, with a weighted average interest rate of 2.24%. These advances are collateralized by first mortgage loans and have prepayment penalties. In 2020, the Company repaid an aggregate of $114.9 million in advances and recorded $4.1 million in long-term prepayment fees.
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
In 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR over a five year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2020, the Company did not record any hedge ineffectiveness.

Table of Content
Further discussion of Lakeland’s financial derivatives is set forth in Note 20 to the Consolidated Financial Statements.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $85.0 million in 2020 compared to $87.1 million in 2019.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2020, Lakeland generated $1.16 billion in deposit growth compared to $263.4 million in 2019, excluding the impact of the Highlands Bancorp, Inc. acquisition.
•Sales of securities and overnight funds. At year-end 2020, the Company had $855.7 million in securities designated “available for sale.” Of these securities, $499.1 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans can also be a source of liquidity to fund further loan growth.
•Overnight credit lines. As a member of the Federal Home Loan Bank of New York (“FHLB”), Lakeland has the ability to borrow overnight and short term based on the market value of collateral pledged. Lakeland had $100.0 million in overnight and short term borrowings from the FHLB on December 31, 2020. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million from correspondent banks. Lakeland had no borrowings against these lines at December 31, 2020. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2020.
•Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires the Company to pledge additional collateral to meet that margin call. For more information regarding the Company’s borrowings, see Note 10 to the Consolidated Financial Statements.
Management and the Board of Directors monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $270.1 million at December 31, 2020, increased $12.3 million from December 31, 2019. Operating activities provided $85.0 million in net cash. Investing activities used $928.0 million in net cash, primarily reflecting an increase in loans. Financing activities provided $830.8 million in net cash primarily reflecting a net increase in deposits of $1.16 billion, partially offset by decreases in federal funds purchased and securities sold under agreements to repurchase, net repayments of other borrowings and dividends paid of $159.1 million, $144.9 million and $25.5 million, respectively.
The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs, including current loan commitments, deposit maturities and other obligations. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to the effects of the COVID-19 pandemic, general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

Table of Content
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2020. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

	Payment Due Period
(in thousands)	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years

Minimum annual rentals or noncancellable operating leases	$21,759	$3,322	$5,399	$4,345	$8,693
Benefit plan commitments	4,918	397	818	749	2,954
Remaining contractual maturities of time deposits	1,078,256	875,069	194,057	9,130	—
Subordinated debentures	118,258	—	—	12,960	105,298
Loan commitments and lines of credit	1,107,279	824,106	133,595	17,556	132,022
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	38,398	5,850	11,669	10,732	10,147
Standby letters of credit	15,686	15,076	530	80	—
Total	$2,409,554	$1,723,820	$346,068	$80,552	$259,114
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 4.07%.
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

Table of Content
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2021 (the base case) is $218.0 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-100 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
December 31, 2020	0.2%	1.4%
December 31, 2019	(0.6)%	(0.7)%
The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
December 31, 2020	0.5%	0.4%	0.6%	1.5%
December 31, 2019	2.4%	1.7%	1.1%	(3.3)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2020 (the base case) was $969.7 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
December 31, 2020	0.3%	1.5%	2.8%	(10.1)%
December 31, 2019	(4.8)%	(2.8)%	(0.9)%	(1.2)%
The Company's net portfolio value change in the -100 basis point scenario was -10.1% for the fourth quarter of 2020 compared to its policy limit of -10.0% resulting from the effects of the extremely low interest rate environment. Management has determined that no corrective action is necessary at this time and will continue to monitor this rate shock scenario and report the variance to the Board.
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

Table of Content
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
Capital Resources
Stockholders’ equity increased from $725.3 million on December 31, 2019 to $763.8 million on December 31, 2020, which was primarily due to $57.5 million of net income, partially offset by the payment of cash dividends on common stock of $25.5 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $14.36 on December 31, 2019 to $15.13 on December 31, 2020, primarily as a result of net income. Tangible book value per share increased from $11.18 on December 31, 2019 to $11.97 on December 31, 2020. For more information see “Non-GAAP Financial Measures.”
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2020, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The following table reflects capital ratios of the Company and Lakeland as of December 31, 2020 and 2019:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios	2020	2019	2020	2019	2020	2019	2020	2019
Company	8.37%	9.41%	9.73%	10.46%	10.22%	11.02%	12.84%	13.40%
Lakeland	9.04%	10.16%	11.03%	11.89%	11.03%	11.89%	12.22%	12.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

Table of Content
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Calculation. Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. In 2020, the CARES Act required the federal banking agencies to temporarily lower the Community Bank Leverage Ratio from 9% of average total consolidated assets to 8% for the remainder of 2020. The ratio rose to 8.5% for calendar year 2021 and will revert to 9% thereafter. Management did not elect to use the Community Bank Leverage Ratio framework for Lakeland Bancorp or Lakeland Bank.
Non-GAAP Financial Measures
Calculation of Tangible Book Value Per Common Share

	December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016

Total common stockholders’ equity at end of period - GAAP	$763,784	$725,263	$623,739	$583,122	$550,044
Less:
Goodwill	156,277	156,277	136,433	136,433	135,747
Other identifiable intangible assets, net	3,288	4,314	1,768	2,362	3,344
Total tangible common stockholders’ equity at end of period - Non-GAAP	$604,219	$564,672	$485,538	$444,327	$410,953
Shares outstanding at end of period	50,480	50,498	47,486	47,354	47,223
Book value per share - GAAP	$15.13	$14.36	$13.14	$12.31	$11.65
Tangible book value per share - Non-GAAP	$11.97	$11.18	$10.22	$9.38	$8.70

Calculation of Tangible Common Equity to Tangible Assets

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Total tangible common stockholders’ equity at end of period - Non-GAAP	$604,219	$564,672	$485,538	$444,327	$410,953
Total assets at end of period - GAAP	$7,664,297	$6,711,236	$5,806,093	$5,405,639	$5,093,131
Less:
Goodwill	156,277	156,277	136,433	136,433	135,747
Other identifiable intangible assets, net	3,288	4,314	1,768	2,362	3,344
Total tangible assets at end of period - Non-GAAP	$7,504,732	$6,550,645	$5,667,892	$5,266,844	$4,954,040
Common equity to assets - GAAP	9.97%	10.81%	10.74%	10.79%	10.80%
Tangible common equity to tangible assets - Non-GAAP	8.05%	8.62%	8.57%	8.44%	8.30%

Table of Content
Calculation of Return on Average Tangible Common Equity:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Net income - GAAP	$57,518	$70,672	$63,401	$52,580	$41,518
Total average common stockholders’ equity - GAAP	$743,225	$697,037	$598,527	$568,680	$474,540
Less:
Average goodwill	156,277	154,971	136,433	136,095	130,689
Average other identifiable intangible assets, net	3,816	4,883	2,064	2,847	3,225
Total average tangible common stockholders’ equity - Non-GAAP	$583,132	$537,183	$460,030	$429,738	$340,626
Return on average common stockholders’ equity - GAAP	7.74%	10.14%	10.59%	9.25%	8.75%
Return on average tangible common stockholders’ equity - Non-GAAP	9.86%	13.16%	13.78%	12.24%	12.19%

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
In August 2018, the FASB issued Update 2018-15, an update to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Implementation costs incurred by customers in a cloud computing arrangement are to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-

Table of Content
use software guidance. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The adoption of this update did not have a material impact on the Company’s financial statements.
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
In January 2017, the FASB issued Update 2017-04, an update to Topic 350, Intangibles - Goodwill and Other, to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update is effective for the Company’s financial statements for annual years beginning after December 15, 2019. The update was adopted by the Company as of January 1, 2020 with prospective application and did not impact 2020 results. The future impact of the update will depend upon the performance of the Company and the market conditions impacting the fair value of the Company going forward.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. Upon the Company's adoption of ASU 2016-13 at December 31, 2020, the change from the incurred loss methodology to the expected credit losses methodology was recognized through an adjustment to retained earnings of $3.4 million.

Table of Content
Quarterly Financial Data
The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of non-recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

Total interest income	$63,577	$60,973	$61,433	$62,859
Total interest expense	13,678	10,454	9,299	7,724
Net interest income	49,899	50,519	52,134	55,135
Provision for credit losses (1)	9,223	9,000	8,000	789
Noninterest income (excluding investment securities gains)	7,669	5,481	6,773	5,974
Gains on investment securities, net	342	—	—	871
Long-term debt prepayment fees	356	—	—	3,777
Core deposit intangible amortization	265	261	250	249
Noninterest expense	31,883	31,201	31,847	32,919
Income before taxes	16,183	15,538	18,810	24,246
Income taxes	3,791	3,687	4,383	5,398
Net income	$12,392	$11,851	$14,427	$18,848
Earnings per share of common stock
Basic	$0.24	$0.23	$0.28	$0.37
Diluted	$0.24	$0.23	$0.28	$0.37
(1)    The Company adopted ASU 2016-13 on December 31, 2020, with a transition adjustment retroactive to January 1, 2020. Quarterly provision amounts for the first, second and third quarters of 2020 do not reflect the adoption of ASU 2016-13.

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Total interest income	$63,177	$64,848	$64,626	$63,836
Total interest expense	14,571	15,650	15,944	14,288
Net interest income	48,606	49,198	48,682	49,548
Provision for loan losses	508	—	536	1,086
Noninterest income	5,723	6,389	6,700	7,984
Merger related expenses	2,860	318	—	—
Core deposit intangible amortization	304	301	288	289
Noninterest expense	30,820	31,067	29,275	31,234
Income before taxes	19,837	23,901	25,283	24,923
Income taxes	4,211	6,444	6,409	6,208
Net income	$15,626	$17,457	$18,874	$18,715
Earnings per share of common stock
Basic	$0.31	$0.34	$0.37	$0.37
Diluted	$0.31	$0.34	$0.37	$0.37

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.
See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content
Item 8 - Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of December 31, 2020, applied retroactively to January 1, 2020, due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2020 was $71.1 million, of which $69.8 million related to the allowance for credit losses on loans evaluated on a collective basis (collective ACL). Loans that share similar risk characteristics are grouped into respective portfolio segments for collective assessment, and as such make up the collective ACL. The Company uses an open pool loss-rate methodology that considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The company’s historical loss rate is adjusted for changes in economic forecast over the reasonable and supportable forecast period. The expected credit losses are the product of multiplying the Company’s adjusted loss rate by the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. After the reasonable and supportable forecast period, the adjusted loss rate reverts

Table of Content
on a straight-line basis to the historical loss rate. The reasonable and supportable and the reversion periods are established for each portfolio segment. A portion of the collective ACL is comprised of qualitative adjustments designed to address risks that are not previously captured in the open pool loss-rate model.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including methods and models used to estimate the (1) adjusted loss rate and its significant assumptions, comprising the economic forecast and macroeconomic variables, the reasonable and supportable forecast period including the reversion period, and estimated prepayments, and (2) the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the open pool loss-rate model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development of the collective ACL methodology, including the selection of the open pool loss-rate model
•development of the open pool loss-rate model
•performance monitoring of the open pool loss-rate model
•identification and determination of the significant assumptions used to measure the adjusted loss rate in the open pool loss-rate model
•development of the qualitative adjustments
•analysis of the collective ACL results, trends and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development of the open-pool loss-rate model by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance monitoring of the open pool loss-rate model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection of the economic forecast and macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period and reversion period, by comparing them to specific portfolio risk characteristics and trends
•evaluating the judgments made by management in developing estimated prepayments by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative adjustments and the effect of those on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Short Hills, New Jersey
March 8, 2021

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands)	2020	2019
Assets
Cash	$262,327	$275,794
Interest-bearing deposits due from banks	7,763	6,577
Total cash and cash equivalents	270,090	282,371
Investment securities, available for sale, at estimated fair value (allowance for credit losses of $2 at December 31, 2020)	855,746	755,900
Investment securities, held to maturity (estimated fair value of $93,868 at December 31, 2020 and $124,904 at December 31, 2019 and no allowance for credit losses at December 31, 2020)	90,766	123,975
Equity securities, at fair value	14,694	16,473
Federal Home Loan Bank and other membership stock, at cost	11,979	22,505
Loans held for sale	1,335	1,743
Loans, net of deferred fees	6,021,232	5,137,823
Less: Allowance for credit losses	71,124	40,003
Total loans, net	5,950,108	5,097,820
Premises and equipment, net	48,495	47,608
Operating lease right-of-use assets	16,772	18,282
Accrued interest receivable	19,339	16,832
Goodwill	156,277	156,277
Other identifiable intangible assets	3,288	4,314
Bank owned life insurance	115,115	112,392
Other assets	110,293	54,744
Total Assets	$7,664,297	$6,711,236
Liabilities and Stockholders' Equity
Liabilities
Deposits	$6,455,783	$5,293,779
Federal funds purchased and securities sold under agreements to repurchase	169,560	328,658
Other borrowings	25,000	165,816
Subordinated debentures	118,257	118,220
Operating lease liabilities	18,183	19,814
Other liabilities	113,730	59,686
Total Liabilities	6,900,513	5,985,973
Stockholders’ Equity
Common stock, no par value; authorized 100,000,000 shares; issued 50,610,681 shares and outstanding 50,479,646 shares at December 31, 2020 and issued and outstanding 50,498,410 shares at December 31, 2019	562,421	560,263
Retained earnings	191,418	162,752
Treasury shares, at cost, 131,035 shares at December 31, 2020 and no shares at December 31, 2019	(1,452)	—
Accumulated other comprehensive gain	11,397	2,248
Total Stockholders’ Equity	763,784	725,263
Total Liabilities and Stockholders’ Equity	$7,664,297	$6,711,236
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Interest Income
Loans and fees	$229,036	$233,535	$193,143
Federal funds sold and interest-bearing deposits with banks	348	1,720	1,559
Taxable investment securities and other	17,811	19,722	16,710
Tax-exempt investment securities	1,647	1,510	1,709
Total Interest Income	248,842	256,487	213,121
Interest Expense
Deposits	32,059	49,248	30,620
Federal funds purchased and securities sold under agreements to repurchase	556	1,471	471
Other borrowings	8,540	9,734	8,471
Total Interest Expense	41,155	60,453	39,562
Net Interest Income	207,687	196,034	173,559
Provision for credit losses	27,222	2,130	4,413
Net Interest Income after Provision for Credit Losses	180,465	193,904	169,146
Noninterest Income
Service charges on deposit accounts	9,148	11,205	10,584
Commissions and fees	5,868	6,230	5,542
Income on bank owned life insurance	2,657	2,740	3,256
(Loss) gain on equity securities	(552)	496	(583)
Gains on sales of loans	3,322	1,660	1,329
Gain on sales and calls of investment securities, net	1,213	—	—
Swap income	4,719	3,231	1,992
Other income	735	1,234	190
Total Noninterest Income	27,110	26,796	22,310
Noninterest Expense
Salaries and employee benefits	80,399	77,287	68,595
Net occupancy expense	10,596	11,029	10,155
Furniture and equipment	11,275	8,681	8,297
FDIC insurance expense	2,123	431	1,608
Stationery, supplies and postage	1,677	1,599	1,625
Marketing expense	1,253	1,945	1,437
Data processing expense	4,964	4,913	3,609
Telecommunications expense	1,875	1,943	1,769
ATM and debit card expense	2,331	2,377	2,195
Core deposit intangible amortization	1,025	1,182	594
Other real estate and repossessed asset expense	53	256	158
Long-term debt prepayment fee	4,133	—	—
Merger related expenses	—	3,178	464
Other expenses	11,094	11,935	10,661
Total Noninterest Expense	132,798	126,756	111,167
Income before provision for income taxes	74,777	93,944	80,289
Provision for income taxes	17,259	23,272	16,888
Net Income	$57,518	$70,672	$63,401
Per Share of Common Stock
Basic earnings	$1.13	$1.39	$1.32
Diluted earnings	$1.13	$1.38	$1.32
Cash dividends paid	$0.50	$0.49	$0.45
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2020	2019	2018

Net Income	$57,518	$70,672	$63,401
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities available for sale	10,338	10,718	(3,507)
Reclassification for securities gains included in net income	(872)	—	—
Unrealized (losses) gains on derivatives	(292)	(586)	41
Change in pension liability, net	(25)	(46)	20
Other comprehensive income (loss)	9,149	10,086	(3,446)
Total Comprehensive Income	$66,667	$80,758	$59,955
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$512,734	$72,737	$—	$(2,349)	$583,122
Cumulative adjustment for adoption of ASU 2016-01	—	2,043	—	(2,043)	—
Net income	—	63,401	—	—	63,401
Other comprehensive loss, net of tax	—	—	—	(3,446)	(3,446)
Stock based compensation	2,425	—	—	—	2,425
Retirement of restricted stock	(763)	—	—	—	(763)
Exercise of stock options	307	—	—	—	307
Cash dividends on common stock	—	(21,307)	—	—	(21,307)
Balance at December 31, 2018	$514,703	$116,874	$—	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	—	125
Net income	—	70,672	—	—	70,672
Other comprehensive gain, net of tax	—	—	—	10,086	10,086
Issuance of stock for Highlands acquisition	43,417	—	—	—	43,417
Stock based compensation	2,545	—	—	—	2,545
Retirement of restricted stock	(715)	—	—	—	(715)
Exercise of stock options	313	—	—	—	313
Cash dividends on common stock	—	(24,919)	—	—	(24,919)
Balance at December 31, 2019	$560,263	$162,752	$—	$2,248	$725,263
Cumulative adjustment for adoption of ASU 2016-13	—	(3,395)	—	—	(3,395)
Net income	—	57,518	—	—	57,518
Other comprehensive income, net of tax	—	—	—	9,149	9,149
Treasury stock	—	—	(1,452)	—	(1,452)
Stock based compensation	2,659	—	—	—	2,659
Retirement of restricted stock	(501)	—	—	—	(501)
Cash dividends on common stock	—	(25,457)	—	—	(25,457)
Balance at December 31, 2020	$562,421	$191,418	$(1,452)	$11,397	$763,784
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018

Cash Flows from Operating Activities:
Net income	$57,518	$70,672	$63,401
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums, discounts and deferred loan fees and costs	(728)	3,660	4,153
Depreciation and amortization	3,858	1,645	5,555
Amortization of intangible assets	1,025	1,182	594
Amortization of operating lease right-of-use assets	2,668	2,592	—
Provision for credit losses	27,222	2,130	4,413
Stock based compensation	2,659	2,545	2,425
Loans originated for sale	(113,203)	(57,605)	(49,748)
Proceeds from sales of loans held for sale	116,933	59,748	50,420
Gains on sales of securities	(1,213)	—	—
Gains on sales of loans held for sale	(3,322)	(1,660)	(1,329)
Gains on proceeds from bank owned life insurance policies	—	—	(421)
Change in market value of equity securities	552	(496)	583
(Gains) losses on other real estate and other repossessed assets	(88)	72	(338)
Loss on sale of premises and equipment	77	497	561
Long-term debt prepayment penalty	4,133	—	—
Deferred tax (benefit) expense	(6,763)	2,854	(13,571)
Excess tax (deficiencies) benefits	(132)	189	318
(Increase) decrease in other assets	(56,639)	(15,986)	2,679
Increase in other liabilities	50,434	15,092	9,743
Net Cash Provided by Operating Activities	84,991	87,131	79,438
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	—	13,454	—
Proceeds from repayments and maturities of available for sale securities	700,409	147,130	91,833
Proceeds from repayments and maturities of held to maturity securities	38,941	31,457	26,083
Proceeds from sales of equity securities	4,148	1,287	2,155
Proceeds from sales of available for sale securities	130,912	—	—
Purchase of available for sale securities	(921,343)	(211,503)	(110,370)
Purchase of held to maturity securities	(6,377)	(21,453)	(40,753)
Purchase of equity securities	(2,772)	(1,343)	(570)
Proceeds from redemptions of Federal Home Loan Bank stock	106,808	95,643	6,799
Purchases of Federal Home Loan Bank stock	(96,282)	(103,080)	(7,524)
Death benefit proceeds from bank owned life insurance policy	—	121	755
Net increase in loans	(876,021)	(252,441)	(310,256)
Proceeds from dispositions and sales of bank premises and equipment	50	1,827	697
Purchases of premises and equipment	(7,539)	(5,936)	(5,523)
Proceeds from sales of other real estate and other repossessed assets	1,044	860	4,116
Net Cash Used in Investing Activities:	(928,022)	(303,977)	(342,558)
Cash Flows from Financing Activities:
Net increase in deposits	1,162,206	264,279	252,329
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(159,098)	94,753	108,969
Proceeds from other borrowings	25,000	46,260	60,003
Repayments of other borrowings	(169,948)	(89,353)	(70,752)
Purchase of treasury stock	(1,452)	—	—
Exercise of stock options	—	313	307
Retirement of restricted stock	(501)	(715)	(763)
Dividends paid	(25,457)	(24,919)	(21,307)
Net Cash Provided by Financing Activities:	830,750	290,618	328,786
Net (decrease) increase in cash and cash equivalents	(12,281)	73,772	65,666
Cash and cash equivalents, beginning of year	282,371	208,599	142,933
Cash and cash equivalents, end of year	$270,090	$282,371	$208,599

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(in thousands)	2020	2019	2018

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$22,486	$15,944	$18,614
Cash paid during the period for interest	42,600	59,949	38,679
Transfer of loans into other real estate owned	393	665	3,765
Initial recognition of operating lease right-of-use assets	—	18,651	—
Initial recognition of operating lease liabilities	—	20,203	—
Right-of-use assets obtained in exchange for new lease liabilities	1,159	1,748	—
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,767	—
Investment securities	—	22,734	—
Loans, including loans held for sale	—	426,118	—
Goodwill and other intangible assets, net	—	23,125	—
Other assets	—	9,304	—
Total non-cash assets acquired	—	483,048	—
Liabilities assumed:
Deposits	—	409,638	—
Other borrowings	—	40,957	—
Other liabilities	—	2,490	—
Total liabilities assumed	—	453,085	—
Common stock issued for acquisitions	—	43,417	—
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Lakeland operates as a commercial bank offering a wide variety of commercial loans and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering demand deposit, savings and money market, and time deposit accounts to commercial enterprises, individuals and municipalities in the communities we serve. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has an equipment finance division which provides loans to finance equipment primarily to small and medium-sized business clients and an asset-based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.
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
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal estimate that is particularly susceptible to significant change in the near term relate to the allowance for credit losses. The policies regarding this estimate is discussed below.
The Company’s chief operating decision maker is its Chief Executive Officer. All of the Company’s financial services activities are interrelated and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential mortgage lending. Moreover, the Company primarily operates in one market area, Northern and Central New Jersey, metropolitan New York and contiguous areas. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accordingly, the Company has determined that it has one operating segment and thus one reporting segment.
Adoption of New Accounting Standards
Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").
This accounting guidance replaces the "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the allowance for credit losses is a valuation allowance that is deducted from the amortized cost basis of certain financial assets, such as loans held for investment and held to maturity investment securities, to present the net amount expected to be collected. The measurement of expected credit losses based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs from the "incurred loss" model under previous U.S. GAAP accounting guidance, which delayed recognition until a probable and estimable loss has been incurred.

Table of Content
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized costs at December 31, 2020, effective January 1, 2020. The Company applied the standard's provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2020. The standard was originally effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019. The Company had elected to delay the adoption of this standard in accordance with the relief provided under the CARES Act, which gave financial institutions the option of postponing the implementation of ASU 2016-13 until the earlier of the end of the national emergency declaration related to the COVID-19 crisis or December 31, 2020. CAA extended the option to delay ASU 2016-13 implementation until January 1, 2022; however, the Company adopted this standard as of December 31, 2020, and applied it retroactively to January 1, 2020. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders' equity by $3.4 million, net of tax.
Cash and cash equivalents
Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. A portion of Lakeland’s cash on hand and on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.
Securities
Investment securities are classified as held to maturity or available for sale. Management determines the appropriate classification of securities at the time of purchase. Investments in securities, for which management has both the ability and intent to hold to maturity, are classified as held to maturity and carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income or loss in stockholders' equity and excluded from the determination of net income. Gains or losses on disposition of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
For securities available for sale, ASU 2016-13 eliminates the concept of other than temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available for sale.
The allowance for credit losses on held-to-maturity debt securities is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. Held-to-maturity securities are reviewed upon acquisition to determine whether it has experienced a more-than-insignificant deterioration in credit quality since its original issuance date, i.e., if they meet the definition of a purchased credit impaired asset (“PCDs”). Non-PCD held-to-maturity securities are carried at cost and adjusted for amortization of premiums or accretion of discounts. Expected credit losses on held-to-maturity debt securities through the life of the financial instrument are estimated and recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to current earnings. Subsequent favorable or adverse changes in expected cash flow will first decrease or increase the allowance for credit losses.
Management measures expected credit losses on held to maturity securities on a collective basis by major security type. The held to maturity portfolio is classified into the following major security types: U.S. government agencies, mortgage-backed securities-residential, collateralized mortgage obligations-residential, mortgage-backed securities-multi-family, collateralized mortgage obligations-multi-family and obligations of states and political subdivisions. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero.
At each reporting period, the Company evaluates whether the securities in a segment continue to exhibit similar risk characteristics as the other securities in the segment. If the risk characteristics of a security change, such that they are no longer similar to other securities in the segment, the Company will evaluate the security with a different segment that shares more similar risk characteristics. A range of historical losses method is utilized in estimating the net amount expected to be collected for mortgage-backed securities, collateralized mortgage obligations and obligations of states and political subdivisions.

Table of Content
A debt security, either available for sale or held to maturity, is designated as non-accrual if the payment of interest is past due and unpaid for 30 days or more. Once a security is placed on non-accrual, accrued interest receivable is reversed and further interest income recognition is ceased. Since the non-accrual policy results in a timely reversal of interest receivable, the Company does not record an allowance for credit losses on interest receivable. The security will not be restored to accrual status until the security has been current on interest payments for a sustained period, i.e., a consecutive period of six months or two quarters; and the Company expects repayment of the remaining contractual principal and interest. However, if the security continues to be in deferral status, or the Company does not expect to collect the remaining interest payments and the contractual principal, charge-off is to be assessed. Upon charge-off, the allowance is written off and the loss represents a permanent write-down of the cost basis of the security. The Company made the election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $3.3 million on securities at December 31, 2020.
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds and investments in other financial institutions for market appreciation purposes. During the fourth quarter of 2020, the Company sold the remainder of its investments in other financial institutions. Net unrealized gains and losses for this portfolio are recognized through net income.
Prior to the adoption of ASU 2016-13, the Company evaluated its investment securities portfolio for impairment each quarter. In assessing the recognition and measurement of other-than-temporary losses, the Company considered the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company was more likely than not to sell the security before recovery of its cost basis. If a security has been impaired for more than twelve months and the impairment was deemed other-than-temporary, a write down would occur in that quarter. If a loss was deemed to be other-than-temporary, it was recognized as a realized loss in the income statement with the security assigned a new cost basis.
If the Company intended to sell an impaired security, the Company recorded an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security was determined to be other-than-temporarily impaired, but the Company did not intend to sell the security, only the credit portion of the estimated loss was recognized in earnings in gain (loss) on securities, with the other portion of the loss recognized in other comprehensive income. If a determination was made that an equity security was other-than-temporarily impaired, the unrealized loss would be recognized as an other-than-temporary impairment charge in noninterest income as a component of gain (loss) on investment securities.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The Company elected to exclude accrued interest receivable balances from the amortized cost basis. Interest receivable is included as a separate line item on the consolidated balance sheets. The Company also elected not to estimate an allowance on interest receivable balances because it has policies in place that provide for the accrual of interest to cease on a timely basis when all contractual amounts due are not expected and accrued and unpaid interest is reversed.
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
At the time of adoption of ASU 2016-13, the Company expanded its portfolio of collectively assessed loans to include nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Loan attributes and risk characteristics considered in segmentation include: borrower type, repayment source, collateral type, product type, purpose or nature of financing, typical contractual maturity and repayment terms, interest rate structure, credit management metrics, lending policies and procedures, and personnel responsible for underwriting, approval, monitoring, and collections. The close alignment of the portfolio segments is consistent with shared drivers of credit loss (e.g., unemployment, interest rates, property values, etc.) expected among loans within the various segments.
The nine segments include:
1.Non-owner Occupied Commercial: Permanent mortgages extended to investors and secured by non-owner occupied commercial real estate, such as office, retail, industrial and mixed-use properties. Primary source of repayment for these loans is rental income. These loans are generally originated with contractual terms of up to ten years with amortization based on a 25-year schedule. They are generally fully advanced with no unfunded commitment.

Table of Content
2.Owner Occupied Commercial: Permanent mortgages extended to businesses and secured by owner occupied commercial real estate, such as office, retail, and industrial properties. Primary source of repayment for these loans is operating cash flow. These loans are generally originated with contractual terms of up to ten years with amortization based on a 25-year schedule. They are generally fully advanced with no unfunded commitment.
3.Multifamily: Permanent mortgages extended to investors and secured by multifamily residential real estate. Primary source of repayment for these loans is rental income. These loans are generally originated with contractual terms of up to ten years with amortization based on a 30-year schedule. They are generally fully advanced with no unfunded commitment.
4.Non-owner Occupied Residential: Permanent mortgages extended to investors and secured by one to four family residential real estate. Primary source of repayment for these loans is rental income. These loans are generally originated with contractual terms of up to ten years with amortization based on a 25-year schedule. They are generally fully advanced with no unfunded commitment.
5.Commercial, Industrial and Other: Commercial loans extended to businesses. These loans may be either unsecured or secured by various types of collateral, such as accounts receivable, inventory, equipment, and/or real estate. Primary source of repayment for these loans is operating cash flow. These loans are generally originated with terms of one to seven years and may be used for working capital (i.e. revolving lines of credit) or purchase of fixed assets (i.e. term loans). This category includes loans originated under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), which has no corresponding allowance for credit loss because they are expected to be 100% guaranteed by the SBA.
6.Construction: Interim loans for the development or construction of commercial or residential property. Repayment may come from either the sale or refinance of the real estate that secures the loan. These loans are typically originated with a term of one to three years with interest-only payments. These loans are advanced as development or construction progresses and usually reflect an unfunded commitment during the loan term.
7.Equipment Finance: Term financing extended to businesses. These loans are typically originated for the purchase of fixed assets, such as machinery, equipment, and vehicles and are secured by the acquired assets. Primary source of repayment for these loans is operating cash flow. These loans are generally originated with terms of three to five years with repayment in equal monthly installments over the term of the loan.
8.Residential: Permanent mortgages extended to consumers and secured by owner occupied one to four family residential real estate held in portfolio. Primary source of repayment for these loans is personal income. These loans are generally originated with contractual terms of 15 to 30 years and are fully amortizing over their term. They are fully advanced at closing with no unfunded commitment.
9.Consumer: Loans extended to consumers with primary source of repayment being personal income. The Consumer segment includes home equity lines of credit, closed-end home equity loans (secured by both first and junior liens) and other consumer loans, such as automobile and revolving credit plans.
Prior to the adoption of ASU 2016-13, Lakeland managed its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which Lakeland developed and documented its systematic methodology to determine the allowance for loan losses attributable to each respective portfolio segment. These segments were:
1.    Commercial, Secured by Real Estate - consists of commercial mortgage loans secured by owner occupied properties and non-owner occupied properties. The loans secured by owner occupied properties involve a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay. The loans secured by non-owner occupied properties involve investment properties for warehouse, retail, office space, etc., with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale to repay the loan.
2.    Commercial, Industrial and Other - are loans made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory.
3.    Equipment Finance - includes a small portfolio of equipment leases, which consists of leases primarily for essential equipment used by small to medium sized businesses.

Table of Content
4.    Real Estate - Residential Mortgage - contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.
5.    Real estate - Construction - construction Loans, as defined, are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve to pay interest charges on the outstanding balance of the loan.
6.    Home Equity and Consumer - includes primarily home equity loans and lines, installment loans, personal lines of credit and automobile loans. The home equity category consists mainly of loans and revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes, although many are secured with first mortgages. Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.
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
With the adoption of ASU 2016-13, loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered purchased credit deteriorated ("PCD") loans. Management evaluates acquired loans for deterioration in credit quality based on the following: (a) non-accrual status; (b) troubled debt restructured designation; (c) risk rating lower than "Pass," (d) watchlist credits and (e) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans. All loans considered to be purchased credit-impaired ("PCI") prior to the adoption of ASU 2016-13 were converted to PCD upon adoption.
For acquired loans not deemed to be PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.
Prior to the adoption of ASU 2016-13, PCI loans were loans acquired through acquisition or purchased at a discount that was due, in part, to credit quality. PCI loans were accounted for in accordance with ASC Subtopic 310-30 and were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” was recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” were not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield could occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and resulted in an increase in yield on a prospective basis. Subsequent to acquisition date, further credit deterioration of a PCI loan would result in a valuation allowance recognized in the allowance for loan losses.

Table of Content
Allowance for Credit Losses
Upon the adoption of ASU 2016-13, the allowance for credit losses reserve including the allowance for the funded portion and the reserve for the unfunded portion, represents management’s estimate of current expected credit losses in the Company’s loan portfolio over its expected life, which is the contract term adjusted for expected prepayments and options to extend the contractual term that are not unconditionally cancellable by us. Management’s measurement of expected credit losses is based on relevant information about past events, current conditions, prepayments and reasonable and supportable forecasts of future economic conditions. It is presented as an offset to the amortized cost basis or as a separate liability in the case of off-balance sheet credit exposures. The Company uses an open pool loss-rate method to calculate an institution-specific historical loss rate based on historical loan level loss experience for collectively assessed loans with similar risk characteristics. The Company’s methodology considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The loss rate is applied over the remaining life of loans to develop a “baseline lifetime loss.” The baseline lifetime loss is adjusted for changes in macroeconomic variables, including but not limited to interest rates, housing prices, GDP and unemployment, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the adjusted loss rate reverts on a straight-line basis to the historical loss rate. The reasonable and supportable forecast and the reversion periods are established for each portfolio segment. The Company measures expected credit losses of financial assets by multiplying the adjusted loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. Changes in any of these factors, assumptions or the availability of new information, could require that the allowance be adjusted in future periods, perhaps materially.
Qualitative Adjustments: The Company considers five standard qualitative general reserve factors ("qualitative adjustments"): nature and volume of loans, lending management, policy and procedures, independent review and changes in environment. Qualitative adjustments are designed to address risks that are not captured in the quantitative reserves (“quantitative reserve”). Other qualitative adjustments or model overlays may also be recorded based on expert credit judgment in circumstances where, in the Company’s view, the standard qualitative reserve factors do not capture all relevant risk factors. The use of qualitative reserves may require significant judgment that may impact the amount of allowance recognized.
When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as troubled debt restructures (“TDRs”) are individually evaluated. For collateral-dependent loans, the Company considers the fair market value of the collateral, net of anticipated selling costs and other adjustments. For non collateral-dependent individually evaluated loans, the impairment will be measured using the present value of expected future cash flows discounted at the loan's effective interest rate. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the short-fall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
Troubled Debt Restructured Loans ("TDRs") are those loans where significant concessions have been made to borrowers experiencing financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate lower than the current market rate of a new loan with similar risk, an extended moratorium of principal payments and/or an extension of the maturity date. Insignificant delays in payments are not considered TDRs. Loans are classified as TDRs will continue to be classified as a TDR until it is fully repaid or until it meets all of the following criteria: 1) the borrower is no longer experiencing financial difficulties, 2) the rate is not less than the rate provided for similar credit risk, 3) other terms are no less favorable than similar new debt and 4) no concessions were granted. Prior to the adoption of ASU 2016-13, all loans with the TDR designation were considered to be impaired, even if they were accruing. With the adoption of ASU 2016-13, the definition of impaired loans was removed from accounting guidance.
To identify loans which meet the definition of a reasonably expected TDR under ASC 326-20, the Bank has determined the following criteria to be used in assessing whether a loan is considered a reasonably expected TDR:
•A loan with a risk rating of Special Mention, or worse;
•A loan has been identified as a foreclosure in process;
•Indicated via review and assessment that a modification is probable; and
•A modification approved, on a net concession/modification basis, that benefits the customer.
The methods for estimating expected credit losses on reasonably expected TDRs are the same as those specified for existing TDRs. Reasonably expected TDR’s $500,000 and above that are anticipated to remain on accrual status will normally have their reserves determined using the discounted cash flow method, while those below $500,000 will be included in, and be assessed as part of, the population of collectively pooled loans. Reasonably expected TDRs that are anticipated to be placed on non-accrual status will be considered collateral-dependent.
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (“Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan

Table of Content
modification was made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification was entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 was no longer characterized as a National Emergency or (b) December 31, 2020. In December 2020, CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if the loan was current at the time the loan modification program was implemented and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement. For past due status, the CARES Act also provides for lenders to continue to report loans in the same delinquency bucket they were in at the time of modification. The Company applied this guidance in 2020.
Prior to the adoption of ASU 2016-13, the Company defined impaired loans, a concept that is eliminated in Topic 326, as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also included all loans modified as troubled debt restructurings. Loans were considered impaired when, based on current information and events, it was probable that Lakeland would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.
Impairment was measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measured impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans were collateral-dependent. Shortfalls in collateral or cash flows were charged-off or specifically reserved for in the period the short-fall was identified. Charge-offs were recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
Lakeland grouped impaired commercial loans under $500,000 into homogeneous pools and collectively evaluated them. Interest received on impaired loans was recorded as interest income. However, if management was not reasonably certain that an impaired loan would be repaid in full, or if a specific time frame to resolve full collection could not yet be reasonably determined, all payments received were recorded as reductions of principal.
A loan that management designated as impaired was reviewed for charge-off when it was placed on non-accrual status with a resulting charge-off if the loan was not secured by collateral having sufficient liquidation value to repay the loan if the loan was collateral dependent or charged off if deemed uncollectible. For a loan that was not collateral dependent, a reserve would be established for any shortfall in expected cash flows. Charge-offs were recommended by the Chief Credit Officer and approved by the Board of Directors.
Prior to the adoption of ASU 2016-13, the allowance for loan losses was the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. In determining the allowance, management would make significant estimates and judgments. The allowance was established through a provision for loan losses charged against income. Loan principal considered to be uncollectible by management was charged against the allowance.
The allowance for loan losses was determined in accordance with previous applicable U.S. GAAP. We were responsible for the timely and periodic determination of the amount of the allowance required. Management believed that the allowance was adequate to cover identifiable losses, as well as estimated losses inherent in the portfolio for which certain losses are probable but not specifically identifiable.
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
The establishment of reserve amounts for pools of homogeneous loans was based upon the determination of historical loss rates, which were adjusted to reflect current conditions through the use of qualitative factors. The qualitative factors considered by the Company included an evaluation of the results of the Company’s independent loan review function, the Company's reporting capabilities, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, trends in the portfolio, delinquency trends, economic and business conditions and capitalization rates. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trends in the real estate market could affect the underlying values available to protect Lakeland from losses.

Table of Content
Additionally, management determined the loss emergence periods for each portfolio segment, which were used to define loss migration periods and establish appropriate ranges for qualitative adjustments for each portfolio segment. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first partial or full loan charge-off), and was determined based upon a study of Lakeland's past loss experience by portfolio segment. All of the factors considered in the analysis of the adequacy of the allowance for losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.
Off-Balance Sheet Credit Exposures
The Company is required to include the unfunded commitment that is expected to be funded in the future within the allowance calculation. The Company participates in lending that results in an off-balance sheet unfunded commitment balance. Funding commitments are currently underwritten with conditionally cancellable language by the Company. To determine the expected funding balance remaining, the Company uses a historical utilization rate for each of the segments to calculate the expected commitment balance and then applies the reserve percentage for each respective loan portfolio to estimate the expected credit losses. The allowance for credit reserve for unfunded lending commitments is recorded in other liabilities in the consolidated balance sheets and the corresponding provision is included in the provision for credit losses.
Prior to the adoption of ASU 2016-13, the Company recorded a provision for unfunded lending commitments in its other noninterest expense in the consolidated statements of income.
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
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2020 and 2019, Lakeland was servicing approximately $34.1 million and $18.6 million, respectively, of loans for others.
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2020 and 2019, Lakeland had originated mortgage servicing rights of $129,000 and $43,000, respectively.

Table of Content
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
Further discussion of Lakeland’s financial derivatives is set forth in Note 20 to the Consolidated Financial Statements.
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
Goodwill and Other Identifiable Intangible Assets
    Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. The goodwill impairment analysis was generally a two-step test. However, on January 1, 2020, we adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment. The guidance removed step two of the goodwill impairment test, which had required a hypothetical purchase price allocation. The ASU does not change the optional qualitative assessment which allows companies to assess qualitative factors

Table of Content
to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, commonly referred to as the qualitative assessment or step zero.
    Goodwill is allocated to Lakeland's reporting unit at the date goodwill is actually recorded.
    As of December 31, 2020, the carrying value of goodwill totaled $156.3 million. The Company performed its annual goodwill impairment test, as of November 30, 2020, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price which has experienced a decline in value, considering how these might impact the fair value of its reporting unit. After consideration of these items, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of our goodwill impairment test date. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2020 and 2019, Lakeland had $115.1 million and $112.4 million, respectively, in BOLI. Income earned on BOLI was $2.7 million, $2.7 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.
Income Taxes
The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for credit losses, core deposit intangibles, deferred loan fees and deferred compensation.
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
The Company’s maximum exposure to the Trusts is $30.0 million at December 31, 2020, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.
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

Table of Content
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
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. During the second quarter of 2019, the Company revised the estimated fair value of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustment related to credit-impaired loans acquired in the acquisition that were recorded at fair value and subsequently accounted for in accordance with Accounting Standards Codification ("ASC") Subtopic 310-30 and resulted in a $1.7 million increase in goodwill. As a result of new information obtained during the third quarter of 2019, about facts and circumstances that existed as of the acquisition date, the Company revised the estimated fair value on two Highlands branches acquired. The adjustment resulted in an increase in goodwill of $447,000. On January 4, 2020, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
Direct costs related to the Highlands acquisition were expensed as incurred. During the years ended 2019 and 2018, the Company incurred $3.2 million and $464,000, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Table of Content
NOTE 3 - EARNINGS PER SHARE
The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock and non-vested restricted stock units. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2020	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$57,518	50,540	$1.14
Less: earnings allocated to participating securities	511	—	0.01
Net income available to common shareholders	57,007	50,540	1.13
Effect of dilutive securities
Stock options and restricted stock	—	110	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$57,007	50,650	$1.13

Year Ended December 31, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$70,672	50,477	$1.40
Less: earnings allocated to participating securities	596	—	0.01
Net income available to common shareholders	70,076	50,477	1.39
Effect of dilutive securities
Stock options and restricted stock	—	165	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$70,076	50,642	$1.38

Year Ended December 31, 2018	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$63,401	47,578	$1.33
Less: earnings allocated to participating securities	582	—	0.01
Net income available to common shareholders	62,819	47,578	1.32
Effect of dilutive securities
Stock options and restricted stock	—	188	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$62,819	47,766	$1.32
There were no antidilutive options to purchase common stock to be excluded from the above computations.

Table of Content
NOTE 4 - SECURITIES
All disclosures as of December 31, 2020 are presented in accordance with Topic 326.
The amortized cost, gross unrealized gains and losses and the fair value of the Company's available for sale securities are as follows:

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$63,868	$1,447	$(313)	$—	$65,002
Mortgage-backed securities, residential	224,978	3,718	(540)	—	228,156
Collateralized mortgage obligations, residential	204,093	4,967	(22)	—	209,038
Mortgage-backed securities, multifamily	1,944	—	—	—	1,944
Collateralized mortgage obligations, multifamily	39,628	1,909	(2)	—	41,535
Asset-backed securities	40,915	—	(225)	—	40,690
Obligations of states and political subdivisions	228,790	5,149	(228)	(1)	233,710
Debt securities	35,056	616	—	(1)	35,671
Total	$839,272	$17,806	$(1,330)	$(2)	$855,746

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$135,361	$722	$(436)	$135,647
Mortgage-backed securities, residential	224,679	752	(839)	224,592
Collateralized mortgage obligations, residential	275,566	2,433	(712)	277,287
Mortgage-backed securities, multifamily	2,901	59	—	2,960
Collateralized mortgage obligations, multifamily	45,774	574	(123)	46,225
Obligations of states and political subdivisions	58,979	1,077	(35)	60,021
Debt securities	9,000	168	—	9,168
Total	$752,260	$5,785	$(2,145)	$755,900
The amortized cost, gross unrealized gains and losses and the fair value of the Company's held to maturity investment securities are as follows:

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$25,565	$779	$—	$—	$26,344
Mortgage-backed securities, residential	39,276	1,469	(12)	—	40,733
Collateralized mortgage obligations, residential	14,590	532	—	—	15,122
Mortgage-backed securities, multifamily	705	54	—	—	759
Obligations of states and political subdivisions	10,630	280	—	—	10,910
Total	$90,766	$3,114	$(12)	$—	$93,868

Table of Content

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$31,335	$182	$(8)	$31,509
Mortgage-backed securities, residential	48,082	562	(121)	48,523
Collateralized mortgage obligations, residential	28,147	172	(55)	28,264
Mortgage-backed securities, multifamily	1,750	4	(2)	1,752
Obligations of states and political subdivisions	12,161	195	—	12,356
Debt securities	2,500	—	—	2,500
Total	$123,975	$1,115	$(186)	$124,904
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,410	$13,603	$9,022	$9,078
Due after one year through five years	62,626	64,509	21,535	22,440
Due after five years through ten years	53,139	54,782	3,130	3,193
Due after ten years	198,539	201,489	2,508	2,543
	327,714	334,383	36,195	37,254
Mortgage-backed and asset-backed securities	511,558	521,363	54,571	56,614
Total	$839,272	$855,746	$90,766	$93,868
For the twelve months ended December 31, 2020, proceeds from sales of available-for-sale securities totaled $130.9 million with gross gains on sales and calls of securities of $1.3 million and gross losses on sales and calls of securities of $248,000. There were no sales for the twelve months ended December 31, 2019. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $578.0 million and $581.1 million at December 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
Credit Quality Indicators
Credit ratings, which are updated monthly, are a key measure for estimating the probability of a bond's default and for monitoring credit quality on an on-going basis. For bonds other than U.S. Treasuries and bonds issued or guaranteed by U.S. government agencies, credit ratings issued by one or more nationally recognized statistical rating organization are considered in conjunction with an assessment by the Company's management. Investment grade reflects a credit quality of A or above.
The table below indicates the credit profile of the Company's debt securities held to maturity at amortized cost at December 31, 2020:

(in thousands)	AAA	AA	Total

U.S. Treasury and U.S. government agencies	$25,565	$—	$25,565
Mortgage-backed securities, residential	39,276	—	39,276
Collateralized mortgage obligations, residential	14,590	—	14,590
Mortgage-backed securities, multifamily	705	—	705
Obligations of states and political subdivisions	2,959	7,671	10,630
Total	$83,095	$7,671	$90,766

Table of Content
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

December 31, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$4,966	$29	$17,652	$284	6	$22,618	$313
Mortgage-backed securities, residential	84,137	471	5,656	69	30	89,793	540
Collateralized mortgage obligations, residential	23,858	22	—	—	7	23,858	22
Mortgage-backed securities, multifamily	1,943	—	—	—	1	1,943	—
Collateralized mortgage obligations, multifamily	2,527	2	—	—	1	2,527	2
Asset-backed securities	40,690	225	—	—	6	40,690	225
Obligations of states and political subdivisions	15,901	228	—	—	10	15,901	228
Total	$174,022	$977	$23,308	$353	$61	$197,330	$1,330
HELD TO MATURITY
Mortgage-backed securities, residential	2,561	12	—	—	4	2,561	12
Total	$2,561	$12	$—	$—	$4	$2,561	$12

December 31, 2019	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$11,625	$39	$41,617	$397	11	$53,242	$436
Mortgage-backed securities, residential	67,039	313	64,509	526	48	131,548	839
Collateralized mortgage obligations, residential	58,743	248	34,980	464	38	93,723	712
Collateralized mortgage obligations, multifamily	7,651	118	4,878	5	3	12,529	123
Obligations of states and political subdivisions	373	2	6,559	33	5	6,932	35
Total	$145,431	$720	$152,543	$1,425	105	$297,974	$2,145
HELD TO MATURITY
U.S. government agencies	$3,195	$6	$5,102	$2	2	$8,297	$8
Mortgage-backed securities, residential	5,379	20	8,060	101	10	13,439	121
Collateralized mortgage obligations, residential	7,083	26	2,532	29	6	9,615	55
Mortgage-backed securities, multifamily	—	—	998	2	1	998	2
Total	$15,657	$52	$16,692	$134	19	$32,349	$186
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in other financial institutions for market appreciation purposes and investments in Community Reinvestment funds; however, as of December 31, 2020, the Company has no investments in other financial institutions. The market value of the equity portfolio was $14.7 million and $16.5 million at December 31, 2020 and December 31, 2019, respectively. The Company recorded $4.1 million and $1.3 million of proceeds from sales of equity securities for the twelve months ended December 31, 2020 and 2019, respectively, The Company recorded $552,000 in market value losses on equity securities in noninterest income for the year ended December 31, 2020, $496,000 in market value gains on equity securities for the year ended December 31, 2019 and market value losses on equity securities of $583,000 during 2018.
As of December 31, 2020, the Company's investments in Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the SBA. Because the funds are primarily guaranteed by the federal government, there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2020, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $11.2 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of December 31, 2020. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Table of Content
NOTE 5 – LOANS
When the Company adopted ASU 2016-13 for measuring credit losses, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 for a full description of the segments. All disclosures as of December 31, 2020 are presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods and has presented those disclosures under previously applicable U.S. GAAP.
The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	December 31, 2020
Non-owner occupied commercial	$2,398,946
Owner occupied commercial	827,092
Multifamily	813,225
Non-owner occupied residential	200,229
Total commercial, secured by real estate	4,239,492
Commercial, industrial and other	718,189
Construction	266,883
Equipment finance	116,690
Residential mortgage	377,380
Consumer	302,598
Total	$6,021,232

(in thousands)	December 31, 2019
Commercial, secured by real estate	$3,589,593
Commercial, industrial and other	431,934
Construction	335,169
Equipment finance	111,076
Residential mortgage	335,191
Consumer	337,977
Total loans	5,140,940
Net deferred fees	(3,117)
Loans, net of deferred fees	$5,137,823
Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $16.1 million at December 31, 2020. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $10.0 million at December 31, 2020.
Included in the balance of commercial, industrial and other at December 31, 2020 is $284.6 million of PPP loans. At December 31, 2020 and December 31, 2019, consumer loans included overdraft deposit balances of $650,000 and $789,000, respectively. At December 31, 2020 and December 31, 2019, the Company had $2.28 billion and $1.29 billion of loans pledged for potential borrowings at FHLB.
Credit Quality Indicators
Management closely and continually monitors the quality of its loans and assesses the quantitative and qualitative risks arising from the credit quality of its loans. Lakeland assigns a credit risk rating to all loans and loan commitments. The credit risk rating system has been developed by management to provide a methodology to be used by loan officers, department heads and senior management in identifying various levels of credit risk that exist within the loan portfolios. The risk rating system assists senior management in evaluating the loan portfolio and analyzing trends. In assigning risk ratings, management considers, among other things, the borrower’s ability to service the debt based on relevant information such as current financial information, historical payment experience, credit documentation, public information and current economic conditions.

Table of Content
Management categorizes loans and commitments into the following risk ratings:
Pass: "Pass" assets are well protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value of any underlying collateral.
Watch: "Watch" assets require more than the usual amount of monitoring due to declining earnings, strained cash flow, increasing leverage and/or weakening market. These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins and market share. Any residential or consumer loan currently on deferment in accordance with the CARES Act or the interagency statement issued by bank regulatory agencies are considered watch or worse.
Special Mention: "Special mention" assets exhibit identifiable credit weakness, which if not checked or corrected could weaken the loan quality or inadequately protect the bank’s credit position at some future date.
Substandard: "Substandard" assets are inadequately protected by the current sound worth and paying capacity of the obligors or of the collateral pledged, if any. A substandard loan has a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt.
Doubtful: "Doubtful" assets that exhibit all of the weaknesses inherent in substandard loans, but have the added characteristics that the weaknesses make collection or liquidation in full improbable on the basis of existing facts.
Loss: “Loss” is a rating for loans or portions of loans that are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.
Prior to the adoption of ASU 2016-13, management used a numeric risk rating system with one (1) being the strongest rating and (9), the weakest. Ratings 1 through 5W were considered "Pass" ratings; however a rating of 5W, or "Watch" loans required more than the usual amount of monitoring. Rating 6, "Other Assets Especially Mentioned" was used for loans that are now defined under "Special Mention" above. Ratings of 7, 8 and 9 are defined above as "Substandard," "Doubtful" and "Loss," respectively.
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2020:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$570,665	$376,681	$217,931	$251,751	$187,605	$509,573	$50,071	$2,246	$2,166,523
Watch	770	638	8,498	5,936	19,579	47,680	315	—	83,416
Special mention	3,400	3,131	8,377	9,115	19,936	7,894	2,895	—	54,748
Substandard	—	—	2,809	15,903	14,844	60,703	—	—	94,259
Total	574,835	380,450	237,615	282,705	241,964	625,850	53,281	2,246	2,398,946
Owner occupied commercial
Pass	116,512	76,224	80,244	81,215	62,118	245,330	11,072	179	672,894
Watch	11,347	22,932	411	3,651	8,038	23,612	673	—	70,664
Special mention	—	2,218	929	113	4,317	38,638	—	—	46,215
Substandard	434	16	3,038	641	5,770	27,376	44	—	37,319
Total	128,293	101,390	84,622	85,620	80,243	334,956	11,789	179	827,092
Multifamily
Pass	251,708	59,694	85,748	93,368	117,155	145,786	21,713	—	775,172
Watch	—	—	600	—	—	8,472	—	—	9,072
Special mention	9,781	—	—	2,399	—	1,124	—	—	13,304
Substandard	—	5,481	—	—	9,512	684	—	—	15,677
Total	261,489	65,175	86,348	95,767	126,667	156,066	21,713	—	813,225
Non-owner occupied residential
Pass	23,506	24,378	27,752	24,344	21,488	53,200	8,180	171	183,019
Watch	—	300	—	1,174	—	5,757	—	—	7,231
Special mention	—	496	1,199	392	293	656	655	—	3,691
Substandard	876	512	1,200	1,295	692	1,713	—	—	6,288
Total	24,382	25,686	30,151	27,205	22,473	61,326	8,835	171	200,229

Table of Content

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Commercial, industrial and other
Pass	299,091	84,917	16,245	7,216	18,358	41,900	208,519	531	676,777
Watch	287	3,701	156	1,643	301	369	2,324	—	8,781
Special mention	—	—	884	764	2,275	—	4,727	—	8,650
Substandard	7,177	50	3,559	1,547	1,497	729	9,422	—	23,981
Total	306,555	88,668	20,844	11,170	22,431	42,998	224,992	531	718,189
Construction
Pass	56,734	77,117	69,627	29,303	7,681	328	2,190	—	242,980
Watch	—	—	2,183	11,959	—	—	—	—	14,142
Special mention	—	—	—	8,321	—	—	—	—	8,321
Substandard	—	—	—	206	719	515	—	—	1,440
Total	56,734	77,117	71,810	49,789	8,400	843	2,190	—	266,883
Equipment finance
Pass	41,528	41,717	20,697	8,834	3,162	426	—	—	116,364
Substandard	—	98	88	74	64	2	—	—	326
Total	41,528	41,815	20,785	8,908	3,226	428	—	—	116,690
Residential mortgage
Pass	127,336	43,910	34,252	17,548	12,108	139,616	—	—	374,770
Substandard	—	52	233	1,015	—	1,310	—	—	2,610
Total	127,336	43,962	34,485	18,563	12,108	140,926	—	—	377,380
Consumer
Pass	15,999	9,844	7,490	5,333	4,632	31,861	224,549	166	299,874
Substandard	33	57	31	2	—	2,208	263	130	2,724
Total	16,032	9,901	7,521	5,335	4,632	34,069	224,812	296	302,598
Total loans	$1,537,184	$834,164	$594,181	$585,062	$522,144	$1,397,462	$547,612	$3,423	$6,021,232
Prior to the adoption of ASU 2016-13, the Company did not present the risk category of all loans, but only of commercial loans. The following table presents the risk category of commercial loans as of December 31, 2019 by class of loan:

(in thousands)	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Construction	Total Commercial Loans
Risk Rating
1	$—	$898	$—	$898
2	—	17,988	—	17,988
3	74,072	39,112	—	113,184
4	965,825	107,376	17,941	1,091,142
5	2,332,863	215,975	307,824	2,856,662
5W - Watch	100,347	30,192	6,959	137,498
6 - Other assets especially mentioned	55,438	11,328	—	66,766
7 - Substandard	61,048	9,065	2,445	72,558
Total	$3,589,593	$431,934	$335,169	$4,356,696
Past Due and Non-accrual Loans
Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. A loan is generally considered non-performing when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection.

Table of Content
In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies.
The following table presents the payment status of the recorded investment in past due loans, including PCD loans, as of December 31, 2020 by class of loans.

		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Commercial, secured by real estate:
Non-owner occupied commercial	$2,384,233	$1,256	$306	$13,151	$14,713	$2,398,946
Owner occupied commercial	811,408	2,759	350	12,575	15,684	827,092
Multifamily	812,597	208	—	420	628	813,225
Non-owner occupied residential	197,802	482	294	1,651	2,427	200,229
Total commercial, secured by real estate	4,206,040	4,705	950	27,797	33,452	4,239,492
Commercial, industrial and other	716,337	125	—	1,727	1,852	718,189
Construction	265,649	—	—	1,234	1,234	266,883
Equipment finance	115,124	1,338	98	130	1,566	116,690
Residential mortgage	374,370	1,046	156	1,808	3,010	377,380
Consumer	300,127	1,041	73	1,357	2,471	302,598
Total	$5,977,647	$8,255	$1,277	$34,053	$43,585	$6,021,232
An aging analysis of past due loans, excluding PCI loans, which were accounted for on a pool basis, segregated by class of loans as of December 31, 2019.

		Past Due
(in thousands)	Current	30-59 Days	60-89 Days	Greater than 89 days	Total	Total Loans
Commercial, secured by real estate	$3,569,008	$3,578	$1,200	$9,702	$14,480	$3,583,488
Commercial, industrial and other	429,502	353	71	1,064	1,488	430,990
Construction	333,418	—	—	967	967	334,385
Equipment financing	110,546	166	80	284	530	111,076
Residential mortgage	331,337	1,138	251	2,075	3,464	334,801
Consumer	334,059	1,573	287	1,533	3,393	337,452
Total	$5,107,870	$6,808	$1,889	$15,625	$24,322	$5,132,192

Table of Content
The following table presents information on non-accrual loans, including PCD loans on non-accrual, at December 31, 2020:

(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$16,537	$—	$—	$14,719
Owner occupied commercial	14,271	—	—	12,371
Multifamily	626	—	—	—
Non-owner occupied residential	2,217	—	—	1,580
Commercial, industrial and other	2,633	—	—	1,418
Construction	1,440	—	—	1,234
Equipment finance	327	—	—	—
Residential mortgage	2,469	—	—	1,015
Consumer	2,243	—	1	—
Total	$42,763	$—	$1	$32,337
The following table presents non-accrual loans, excluding PCI loans, at December 31, 2019:

(in thousands)	December 31, 2019
Commercial, secured by real estate	$12,314
Commercial, industrial and other	1,539
Construction	967
Equipment finance	284
Residential mortgage	3,428
Consumer	2,606
Total non-accrual loans	$21,138
At December 31, 2020, there was one loan with a recorded investment of $1,000 that was past due more than 89 days and still accruing and at December 31, 2019, no loans were past due more than 89 days and still accruing. The Company had $1.7 million and $2.0 million in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure.

Table of Content
Impaired Loans
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by the portfolio segments existing at December 31, 2019 and 2018.

December 31, 2019	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,478	$12,630	$—	$164	$10,386
Commercial, industrial and other	1,391	1,381	—	16	1,334
Construction	1,663	1,661	—	2	82
Equipment finance	—	—	—	—	—
Residential mortgage	803	815	—	—	233
Consumer	—	—	—	—	—
Loans with related allowance:
Commercial, secured by real estate	3,470	3,706	228	190	4,554
Commercial, industrial and other	113	113	5	6	113
Construction	—	—	—	—	—
Equipment finance	23	23	10	—	21
Residential mortgage	1,512	1,682	104	19	926
Consumer	671	765	5	29	693
Total:
Commercial, secured by real estate	$15,948	$16,336	$228	$354	$14,940
Commercial, industrial and other	1,504	1,494	5	22	1,447
Construction	1,663	1,661	—	2	82
Equipment finance	23	23	10	—	21
Residential mortgage	2,315	2,497	104	19	1,159
Consumer	671	765	5	29	693
	$22,124	$22,776	$352	$426	$18,342

Table of Content

December 31, 2018	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$9,284	$9,829	$—	$188	$7,369
Commercial, industrial and other	1,151	1,449	—	19	1,834
Construction	—	—	—	—	726
Equipment finance	301	597	—	—	376
Residential mortgage	—	—	—	4	242
Consumer	—	—	—	—	—
Loans with related allowance:
Commercial, secured by real estate	7,270	7,597	307	317	7,594
Commercial, industrial and other	209	209	7	12	209
Construction	—	—	—	—	—
Equipment finance	30	30	14	—	19
Residential mortgage	730	884	4	20	745
Consumer	727	765	6	32	898
Total:
Commercial, secured by real estate	$16,554	$17,426	$307	$505	$14,963
Commercial, industrial and other	1,360	1,658	7	31	2,043
Construction	—	—	—	—	726
Equipment finance	331	627	14	—	395
Residential mortgage	730	884	4	24	987
Consumer	727	765	6	32	898
	$19,702	$21,360	$338	$592	$20,012
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
At December 31, 2020 and 2019, TDRs totaled $5.0 million and $7.3 million, respectively. Accruing TDRs totaled $3.9 million and non-accrual TDRs totaled $1.1 million at December 31, 2020. Accruing TDRs and non-accrual TDRs totaled $5.7 million and $1.6 million, respectively, at December 31, 2019.
There were no new TDRs in 2020. The following table summarizes loans that were restructured during 2019:

	For the Year Ended December 31, 2019
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate - construction	1	694	694
Home equity and consumer	2	83	83
Total	3	$777	$777

Table of Content
The following table presents loans modified as TDRs within the previous twelve months from December 31, 2020 and 2019 that have defaulted during the subsequent twelve months:

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Consumer	—	—	2	83
At December 31, 2020, approximately $9.7 million of loans, or 0.2% of total loans, remained on COVID-related deferral. During the second half of 2020, many 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
Purchased Credit Deteriorated Loans
The Company adopted ASU 2016-13, using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. Management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption, in accordance with ASU 2016-13. Upon adoption, the amortized cost basis of PCD assets was adjusted to reflect the addition of $1.3 million to the allowance for credit losses. The remaining noncredit discount, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020.
    In accordance with ASC 310-30, prior to the adoption of ASU 2016-13, the following presents the carrying value of the purchased credit impaired loans ("PCI") loans acquired in mergers:

(in thousands)	December 31, 2019
Acquisition
Highlands	$8,194
Pascack Community Bank	113
Harmony Bank	441
Total	$8,748
The following table presents the changes in accretable yield for PCI loans during the year ended December 31, 2019 in accordance with ASC 310-30, prior to the adoption of ASU 2016-13:

(in thousands)	2019
Balance, beginning of period	$81
Acquisitions	1,431
Accretion	(1,236)
Net reclassification non-accretable difference	87
Balance, end of period	$363
Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2020 and 2019, loans to these related parties amounted to $75.7 million and $55.4 million, respectively. There were new loans of $2.2 million to related parties and repayments of $6.6 million from related parties in 2020. There was a net addition of $24.7 million in existing loans for related party relationships that either commenced or ceased during 2020.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2020, Lakeland had $1.3 million in mortgages held for sale compared to $1.7 million as of December 31, 2019.

Table of Content
Equipment Finance Receivables
Future minimum payments of equipment finance receivables at December 31, 2020 are expected as follows:

(in thousands)
2021	$38,605
2022	32,001
2023	24,379
2024	15,295
2025	5,378
Thereafter	1,032
$116,690
Other Real Estate and Other Repossessed Assets
At December 31, 2020, Lakeland had no other real estate owned, while at December 31, 2019, Lakeland had other real estate of $563,000, consisting of residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. Lakeland held no other repossessed assets at December 31, 2020 or 2019. For the years ended December 31, 2020, 2019 and 2018, Lakeland had writedowns of $39,000, $153,000 and $70,000, respectively, recorded in other real estate and repossessed asset expense in the Consolidated Statement of Income.
NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The Company adopted the ASU 2016-13 standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. See Note 1 - Summary of Significant Accounting Policies for a description of the adoption of ASU 2016-13 and the Company's allowance methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At December 31, 2020, loans totaling $5.98 billion were evaluated collectively and the allowance on these balances totaled $69.8 million and loans evaluated on an individual basis totaled $42.0 million with the specific allocations of the allowance for credit losses totaling $1.3 million.
Allowance for Credit Losses - Loans
The allowance for credit losses is summarized in the following table:

(in thousands)	2020	2019
Balance at beginning of the period	$40,003	$37,688
Impact of adopting ASU 2016-13	6,656	—
Charge-offs	(2,053)	(1,936)
Recoveries	541	2,121
Net (charge-offs) recoveries	(1,512)	185
Provision for credit loss - loans	25,977	2,130
Balance at end of the period	$71,124	$40,003
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $16.1 million at December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.

Table of Content
The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2020 and 2019:

(in thousands)	Balance at 12/31/2019	Impact of adopting ASU 2016-13	Charge-offs	Recoveries	Provision for Credit Loss - Loans	Balance at 12/31/2020

Non-owner occupied commercial	$—	$17,027	$(53)	$29	$8,907	$25,910
Owner occupied commercial	—	3,080	(369)	21	1,223	3,955
Multifamily	—	3,717	—	—	3,536	7,253
Non-owner occupied residential	—	2,801	—	22	498	3,321
Commercial, secured by real estate (1)	28,950	(28,950)	—	—	—	—
Commercial, industrial and other	3,289	2,850	(814)	207	8,133	13,665
Construction	2,672	(2,396)	(77)	100	487	786
Equipment finance	957	2,481	(284)	65	3,333	6,552
Residential mortgage	1,725	1,217	(116)	21	776	3,623
Consumer	2,410	4,829	(340)	76	(916)	6,059
Total	$40,003	$6,656	$(2,053)	$541	$25,977	$71,124

(in thousands)	Balance at 12/31/2018	Charge-offs	Recoveries	Provision for Loan Loss	Balance at 12/31/2019

Commercial, secured by real estate	$27,881	$(544)	$251	$1,362	$28,950
Commercial, industrial and other	1,742	(645)	1,100	1,092	3,289
Construction	3,015	—	126	(469)	2,672
Equipment finance	987	(414)	332	52	957
Residential mortgage	1,566	(50)	66	143	1,725
Consumer	2,497	(283)	246	(50)	2,410
Total	$37,688	$(1,936)	$2,121	$2,130	$40,003
(1) With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments.
The allowance for credit losses increased to $71.1 million, 1.18% of total loans, at December 31, 2020, compared to $40.0 million, 0.78% of total loans, at December 31, 2019. The increase from December 31, 2019, was primarily due to the adoption of ASU 2016-13 and the impact of COVID-19. The Company adopted ASU 2016-13 at December 31, 2020, and recorded an increase in the allowance for credit losses on loans of $6.7 million effective January 1, 2020.

Table of Content
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit or loan losses for the years ended December 31, 2020 and 2019:

December 31, 2020	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated	Collectively evaluated	Acquired with deteriorated credit quality	Total	Individually evaluated	Collectively evaluated	Total
Non-owner occupied commercial	$12,112	$2,382,717	$4,117	$2,398,946	$355	$25,555	$25,910
Owner occupied commercial	16,547	809,935	610	827,092	96	3,859	3,955
Multifamily	—	813,225	—	813,225	—	7,253	7,253
Non-owner occupied residential	1,459	198,334	436	200,229	43	3,278	3,321
Commercial, industrial and other	1,596	715,129	1,464	718,189	830	12,835	13,665
Construction	515	265,649	719	266,883	—	786	786
Equipment finance	—	116,690	—	116,690	—	6,552	6,552
Residential mortgage	1,490	375,482	408	377,380	—	3,623	3,623
Consumer	—	302,099	499	302,598	31	6,028	6,059
Total loans	$33,719	$5,979,260	$8,253	$6,021,232	$1,355	$69,769	$71,124

December 31, 2019	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, secured by real estate	$15,948	$3,567,540	$6,105	3,589,593	$228	$28,722	$28,950
Commercial, industrial and other	1,504	429,486	944	431,934	5	3,284	3,289
Construction	1,663	332,722	784	335,169	—	2,672	2,672
Equipment finance	23	111,053	—	111,076	10	947	957
Residential mortgage	2,315	332,486	390	335,191	104	1,621	1,725
Consumer	671	336,781	525	337,977	5	2,405	2,410
Total loans	$22,124	$5,110,068	$8,748	$5,140,940	$352	$39,651	$40,003
Allowance for Credit Losses - Securities
The following table presents the activity in the allowance for credit losses for securities for the twelve months ended December 31, 2020 (in thousands):

(in thousands)	Available for Sale	Held to Maturity	Total
Beginning balance	$—	$—	$—
Impact of adoption of ASU 2016-13	—	30	30
Provision for credit loss - securities	2	(30)	(28)
Ending balance	$2	$—	$2
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $3.3 million at December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

Table of Content
Allowance for Credit Losses - Off Balance Sheet Exposures
The allowance for credit losses on off-balance sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off balance sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of credit loss expense.
The following table summarizes the changes in the allowance for credit losses for off-balance sheet exposures for the year ended December 31, 2020 (in thousands):

Balance at beginning of the period	$1,778
Impact of adopting ASU 2016-13	(498)
Provision for credit loss - off-balance sheet exposures	1,273
Balance at end of the period	$2,553

NOTE 7 - PREMISES AND EQUIPMENT

	Estimated	December 31,
(in thousands)	Useful Lives	2020	2019

Land	Indefinite	$9,926	$10,356
Buildings and building improvements	10 to 50 years	44,312	42,481
Leasehold improvements	10 to 25 years	14,017	14,260
Furniture, fixtures and equipment	2 to 30 years	35,046	31,728
		103,301	98,825
Less accumulated depreciation and amortization		54,806	51,217
		$48,495	$47,608
Depreciation expense was $6.5 million, $5.9 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 8 – LEASES
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2024. The Company adopted Update 2016-02, Topic 842, Leases, on January 1, 2019, and recorded an operating lease right-of-use asset of $18.7 million, a corresponding liability of $20.2 million and a cumulative adjustment to retained earnings of $125,000.
At December 31, 2020, the Company had lease liabilities totaling $18.2 million and right-of-use assets totaling $16.8 million related to these leases. At December 31, 2019, the Company had lease liabilities totaling $19.8 million and right-of-use assets totaling $18.3 million. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
For the year ended December 31, 2020, the weighted average remaining lease term for operating leases was 9.69 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%. For the year ended December 31, 2019, the weighted average remaining lease term for operating leases was 10.32 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.51%.

Table of Content
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

(in thousands)	2020	2019
Operating lease cost	$3,312	$3,293
Short-term lease cost	—	—
Variable lease cost	90	133
Sublease income	(122)	(122)
Net lease cost	$3,280	$3,304
Rent expense for years ended December 31, 2018, prior to the adoption of ASU 2016-02, was $3.0 million.
The table below presents other information on the Company's operating leases for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,790	$2,654
Right-of-use asset obtained in exchange for new operating lease liabilities	1,159	1,748
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2020. At December 31, 2020, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at December 31, 2020 is as follows:

(in thousands)
Within one year	$3,322
After one year but within three years	5,399
After three years but within five years	4,345
After 5 years	8,693
Total undiscounted cash flows	21,759
Discount on cash flows	(3,576)
Total lease liability	$18,183

NOTE 9 - DEPOSITS
    The following table sets forth the details of total deposits:

(dollars in thousands)	December 31, 2020		December 31, 2019

Noninterest-bearing demand	$1,510,224	23.4%	$1,124,121	21.2%
Interest-bearing checking	2,057,052	31.9%	1,797,504	34.0%
Money market	1,225,890	19.0%	1,003,149	19.0%
Savings	584,361	9.1%	498,201	9.4%
Certificates of deposit $250 thousand and under	895,056	13.8%	652,144	12.3%
Certificates of deposit over $250 thousand	183,200	2.8%	218,660	4.1%
Total deposits	$6,455,783	100.0%	$5,293,779	100.0%

Table of Content
At December 31, 2020, the schedule of maturities of certificates of deposit is as follows:

(in thousands)
2021	$875,066
2022	150,286
2023	43,774
2024	7,792
2025	1,338
Total	$1,078,256
At December 31, 2020, certificates of deposit totaling $236.7 million were obtained through brokers, while $63.8 million certificates of deposit at December 31, 2019 were obtained through brokers.
NOTE 10 - DEBT
Overnight and Short-Term Borrowings
At December 31, 2020 and 2019, overnight and short-term borrowings from FHLB totaled $100.0 million and $200.0 million, respectively. In addition, Lakeland had no overnight and short-term borrowings from correspondent banks at December 31, 2020 and $85.0 million at December 31, 2019. At December 31, 2020, Lakeland had overnight and short-term federal funds lines available to borrow up to $215.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2020 or 2019.
Other short-term borrowings at December 31, 2020 and 2019 consisted of short-term securities sold under agreements to repurchase totaling $69.6 million and $43.7 million, respectively. Securities underlying the agreements were under Lakeland’s control. At December 31, 2020, the Company had $73.4 million in mortgage-backed securities pledged for its short-term securities sold under agreements to repurchase.
FHLB Advances
Advances from the Federal Home Loan Bank ("FHLB") totaled $25.0 million at December 31, 2020, with a weighted average interest rate of 0.77% and maturity in 2025. At December 31, 2019, advances from the FHLB totaled $165.8 million, with a weighted average interest rate of 2.24% and fixed maturity dates. These advances were collateralized by first mortgage loans. The advances have prepayment penalties. In 2020, the Company repaid an aggregate of $114.9 million in advances from the FHLB and recorded $4.1 million in long-term debt prepayment fees.
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

Table of Content
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
In June 2016, the Company entered into two cash flow swaps totaling $30.0 million in order to hedge the variable cash outflows associated with the junior subordinated debentures issued to Lakeland Capital Trust II and Lakeland Capital Trust IV. For more information please see Note 20 – Derivatives.
NOTE 11 - STOCKHOLDERS’ EQUITY
On October 22, 2019, the Board of Directors of Lakeland approved a new share repurchase program whereby the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. The Company had 50,489,161 shares outstanding as of September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. Open market purchases may be conducted in accordance with the limitations of Rule 10b-18 of the Securities and Exchange Commission (the SEC). Repurchases may be made pursuant to trading plans adopted in accordance with SEC Rule 10b5-1, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any particular number of shares and may be terminated at any time without notice, in the Company’s discretion. As of December 31, 2020, the Company had repurchased 131,035 shares.
NOTE 12 - INCOME TAXES
The components of income taxes are as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018

Current tax provision	$24,022	$20,418	$30,459
Deferred tax (benefit) expense	(6,763)	2,854	(13,571)
Total provision for income taxes	$17,259	$23,272	$16,888
    In 2018, the State of New Jersey enacted changes to the tax law that included a corporate tax surcharge. The surcharge was 2.5% for 2018 and 2019, 1.5% for 2020 and 2021 and would revert to no surcharge in 2022; however, the State of New Jersey enacted further changes to the tax law increasing the surcharge to 2.5% until the end of 2023. The surcharge is scheduled to be eliminated in 2024. In addition to the surcharge, New Jersey adopted the concept of combined, or consolidated, tax filings under a unitary concept for corporations that are part of an affiliated group beginning in 2019. As of July 1, 2018, the Company revalued its deferred tax assets based on the additional surcharge and the combined tax filings. Based on this revaluation, the Company recorded an increase in its net deferred tax asset of $943,000 to reflect the change in the state tax rates among its subsidiaries.

Table of Content
    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 21% as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Federal income tax, at statutory rates	$15,703	$19,728	$16,861
Increase (deduction) in taxes resulting from:
Tax-exempt income	(961)	(952)	(1,096)
State income tax, net of federal income tax effect	2,178	4,322	1,880
Adjustment to net deferred tax asset for change in NJ tax law	—	—	(943)
Excess tax expense (benefits) from employee share-based payments	132	(189)	(318)
Other, net	207	363	504
Provision for income taxes	$17,259	$23,272	$16,888
The net deferred tax asset consisted of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses/Allowance for loan losses	$21,300	$11,937
Stock based compensation plans	985	958
Purchase accounting fair market value adjustments	2,174	3,632
Non-accrued interest	664	381
Deferred compensation	2,570	2,444
Loss on equity securities	50	—
Other-than-temporary impairment loss on investment securities	—	41
Federal net operating loss carryforward	875	875
Unrealized loss on pension plans	13	2
Unrealized loss on derivatives	42	—
Other, net	508	594
Gross deferred tax assets	29,181	20,864
Deferred tax liabilities:
Core deposit intangible from acquired companies	852	1,235
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	852	678
Deferred loan costs	1,822	1,461
Depreciation and amortization	793	750
Prepaid expenses	578	443
Deferred gain on securities	—	162
Loss on equity securities	—	65
Unrealized gain on investment securities	4,746	884
Unrealized gains on hedging derivative	—	80
Other	260	301
Gross deferred tax liabilities	9,903	6,059
Net deferred tax assets	$19,278	$14,805
Upon the adoption of ASU 2016-13 in 2020, the Company recorded a net deferred tax asset of $1.4 million. The Company recorded net deferred tax assets of $4.3 million as a result of the acquisition of Highlands Bancorp, Inc. in 2019.
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2020 will be realized.

Table of Content
The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2020 or 2019.
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2017 or to state and local examinations by tax authorities for the years before 2017.
NOTE 13 - EMPLOYEE BENEFIT PLANS
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2020, 2019 and 2018 totaled $1.5 million, $1.3 million and $1.1 million, respectively.
Supplemental Executive Retirement Plans
In 2003, the Company entered into a SERP agreement with its former CEO that provides annual retirement benefits of $150,000 a year for 15 years when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for 15 years when the CEO reaches the age of 65. Also in 2008, the Company entered into a SERP with a former Regional President that provides annual retirement benefits of $90,000 a year for ten years upon his reaching the age of 65. In 2016, the Company entered into a SERP with a former Regional President that provides $84,500 a year for 15 years upon his reaching the age of 66. Both former Regional Presidents are receiving the annual retirement benefits pursuant to the plans. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2020, 2019 and 2018, the Company recorded compensation expense of $364,000, $371,000 and $83,000, respectively, for these plans. The accrued liability for these plans was $3.5 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively.
Deferred Compensation Agreement
In 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2020, 2019 and 2018 was $339,000, $311,000 and $269,000, respectively, and the accrued liability at December 31, 2020 and 2019 was $1.6 million and $1.2 million, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of their base salaries and bonuses to a deferral account that will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $162,000, $136,000 and $73,000 in 2020, 2019 and 2018, respectively, and had a liability recorded of $2.6 million and $2.0 million at December 31, 2020 and 2019, respectively.
Benefit Obligations from Somerset Hills Acquisition
Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The former Chief Executive Officer and the beneficiary of the Chief Financial Officer are currently being paid out under the plan. As of December 31, 2020 and 2019, the Company had a liability of $591,000 and $616,000, respectively, for these SERPs and recognized an expense of $47,000 and $59,000 in 2020 and 2019, respectively, while recognizing income of $1,000 in 2018.

Table of Content
NOTE 14 - DIRECTORS RETIREMENT PLAN
The Company provides a retirement plan for directors appointed to the Company's Board of Directors prior to 2009 who, after completing five years of service, may retire and receive benefit payments ranging from $5,000 through $17,500 per annum, depending upon years of credited service, for a period of ten years. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended. The measurement date for the accumulated benefit obligation is December 31 of the years presented.

	December 31,
(in thousands)	2020	2019
Accrued plan cost included in other liabilities	$655	$646
Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial loss	$36	$64
Amounts not recognized as a component of net postretirement benefit	$36	$64
    The net periodic plan cost included the following components:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Service cost	$18	$14	$15
Interest cost	17	22	20
Amortization of gain	—	(2)	—
	$35	$34	$35
A discount rate of 2.21%, 2.89% and 3.97% was assumed in the plan valuation for 2020, 2019 and 2018, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.
The directors' retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2021	$37
2022	38
2023	38
2024	52
2025	53
2026-2030	200
The Company expects its contribution to the directors' retirement plan to be $37,000 in 2021.
There is no expected amount to be recognized in accumulated other comprehensive income as a component of net periodic benefit cost in 2021.
NOTE 15 - STOCK-BASED COMPENSATION
The Company's 2018 Omnibus Equity Incentive Plan (the "Plan") authorizes the granting of incentive stock options, supplemental stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), other stock-based awards and cash-based awards to officers, employees and non-employee directors of, and consultants and advisors to, the Company and its subsidiaries. The Plan authorized the issuance of up to 2.0 million shares of Company common stock. The Company previously granted such awards under the 2009 Equity Compensation Program; however, no further awards may be granted from the 2009 program; however, the maximum term of the stock options granted under this program is ten years from the date of grant.

Table of Content
Restricted Stock
The following is a summary of the Company's restricted stock activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Price
Outstanding, beginning of year	13,110	$15.93
Granted	23,852	14.78
Vested	(13,052)	15.96
Outstanding, end of year	23,910	$14.77
In 2020, the Company granted 23,852 shares of restricted stock to non-employee directors at a grant date fair value of $14.78 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $353,000 over a one-year period. In 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $208,000 in compensation expense. In 2018, the Company granted 11,575 shares of restricted stock to non-employee directors at a grant date fair value of $20.30 per share under the Company’s 2018 Omnibus Equity Incentive Plan and 2009 Equity Compensation Program. These shares vested over a one year period and totaled $235,000 in compensation expense.
The total fair value of the restricted stock vested during the year ended December 31, 2020 was approximately $208,000. Compensation expense recognized for restricted stock was $242,000, $212,000 and $237,000 in 2020, 2019 and 2018, respectively. There was $110,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2020, which is to be recognized over a period of 0.42 years.
Restricted Stock Units
The following is a summary of the Company's RSU activity during the year ended December 31, 2020:

	Number of RSUs	Weighted Average Price
Outstanding, beginning of year	300,629	$18.13
Granted	176,869	15.34
Vested	(94,432)	18.84
Forfeited	(10,514)	17.82
Outstanding, end of year	372,552	$16.63
In 2020, the Company granted 176,869 RSUs at a weighted average grant date fair value of $15.34 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The RSUs vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreements. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the RSUs granted in 2020 is expected to average approximately $904,000 per year over a three year period.
In 2019, the Company granted 149,559 RSUs at a weighted average grant date fair value of $16.54 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These RSUs vest within a range of two to three years, with compensation expense expected to average approximately $825,000 per year over a three year period. In 2018, the Company granted 159,233 RSUs at a weighted average grant date fair value of $19.09 per share under the Company’s 2018 Omnibus Equity Incentive Plan and 2009 Equity Compensation Program. Compensation expense on these RSUs was expected to average $1.0 million per year over a three year period.
Compensation expense for restricted stock units totaled $2.4 million, $2.3 million and $2.2 million in 2020, 2019 and 2018, respectively. There was approximately $2.5 million in unrecognized compensation expense related to RSUs as of December 31, 2020, which is expected to be recognized over a period of 1.22 years.

Table of Content
Stock Options
The following is a summary of the Company's stock option activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	31,706	$7.76	0.58	$305,120
Expired	(28,942)	7.83
Outstanding, end of year	2,764	$6.94	1.07	$15,934
Options exercisable at year-end	2,764	$6.94	1.07	$15,934
As of December 31, 2020 there were no outstanding options granted to directors, while 28,942 options granted to directors were outstanding at December 31, 2019. As of both December 31, 2020 and 2019, there were 2,764 options outstanding under the Somerset Hills’ stock option plans. There were no non-vested options under the Company’s option plans as of December 31, 2020 and no changes to the non-vested options for the year then ended.
Excess tax deficiencies on stock based compensation were $132,000 for 2020, while excess tax benefits of stock based compensation totaled $189,000 and $318,000 for the years 2019 and 2018, respectively. As of December 31, 2020, there was no unrecognized compensation expense related to unvested stock options. There was no compensation expense recognized for stock options for 2020, 2019 and 2018.
No stock options were exercised in 2020, while the aggregate intrinsic value of options exercised in 2019 was $265,000 and resulted in cash receipts of $313,000. No options vested in 2020 and 2019.
NOTE 16 - REVENUE RECOGNITION
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

Table of Content
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
The following table sets forth the components of noninterest income for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Deposit Related Fees and Charges
Debit card interchange income	$5,431	$5,719	$5,150
Overdraft charges	2,582	4,052	3,938
ATM service charges	522	826	830
Demand deposit fees and charges	540	501	540
Savings service charges	73	107	126
Total	9,148	11,205	10,584
Commissions and Fees
Loan fees	1,227	1,510	1,264
Wire transfer charges	1,412	1,223	1,093
Investment services income	1,630	1,651	1,314
Merchant fees	833	813	784
Commissions from sales of checks	292	407	434
Safe deposit income	345	364	371
Other income	181	250	264
Total	5,920	6,218	5,524
Gains on Sale of Loans	3,322	1,660	1,329
Other Income
Gains on customer swap transactions	4,719	3,231	1,992
Title insurance income	177	183	195
Other income	438	1,463	295
Total	5,334	4,877	2,482
Revenue not from contracts with customers	3,386	2,836	2,391
Total Noninterest Income	$27,110	$26,796	$22,310
Timing of Revenue Recognition
Products and services transferred at a point in time	$23,649	$23,885	$19,844
Products and services transferred over time	75	75	75
Revenue not from contracts with customers	3,386	2,836	2,391
Total Noninterest Income	$27,110	$26,796	$22,310

NOTE 17 - COMMITMENTS AND CONTINGENCIES
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

Table of Content
The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management’s credit evaluation of the borrower. At December 31, 2020 and 2019, Lakeland had $1.11 billion and $1.09 billion, respectively, in commitments to originate loans, including unused lines of credit.
Lakeland issues financial standby letters of credit and performance letters of credit that are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies based on management’s credit evaluation. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2020 and 2019 was $14.8 million and $17.2 million, respectively, and they expire through 2024. The fair value of Lakeland's liability for financial standby letters of credit was insignificant at December 31, 2020.
At December 31, 2020 and 2019 there were none and $100,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.
NOTE 18 - COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income or loss in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented.

	Year Ended December 31, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	$14,049	$(3,711)	$10,338
Reclassification adjustment for securities gains included in net income	(1,213)	341	(872)
Net unrealized gains on securities available for sale	12,836	(3,370)	9,466
Unrealized losses on derivatives	(413)	121	(292)
Change in pension liability, net	(36)	11	(25)
Other comprehensive income	$12,387	$(3,238)	$9,149

	Year Ended December 31, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	14,763	(4,045)	10,718
Unrealized losses on derivatives	(828)	242	(586)
Change in pension liability, net	(64)	18	(46)
Other comprehensive income	$13,871	$(3,785)	$10,086

Table of Content

	Year Ended December 31, 2018
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding losses on securities available for sale arising during the period	(4,241)	734	(3,507)
Unrealized gains on derivatives	9	32	41
Change in pension liability, net	29	(9)	20
Other comprehensive loss	$(4,203)	$757	$(3,446)

(in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Balance at January 1, 2018	$(3,232)	$862	$21	$(2,349)
Adjustment for implementation of ASU 2016-01	(2,043)	—	—	(2,043)
Adjusted balance as of January 1, 2018	(5,275)	862	21	(4,392)
Net current period other comprehensive income (loss)	(3,507)	41	20	(3,446)
Balance at December 31, 2018	$(8,782)	$903	$41	$(7,838)
Net current period other comprehensive income (loss)	10,718	(586)	(46)	10,086
Balance at December 31, 2019	$1,936	$317	$(5)	$2,248
Other comprehensive income (loss) before classifications	10,338	(292)	(25)	10,021
Amounts reclassified from accumulated other comprehensive income	(872)	—	—	(872)
Net current period other comprehensive income (loss)	9,466	(292)	(25)	9,149
Balance at December 31, 2020	$11,402	$25	$(30)	$11,397

NOTE 19 - FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurement
Accounting standards related to fair value measurements define fair value, provide a framework for measuring fair value and establish related disclosure requirements. Fair value is broadly defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest level priority to unobservable inputs (level 3 measurements).
The three levels of fair value hierarchy are as follows:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities; includes U.S. treasury notes and other U.S. government agency securities that actively trade in over-the-counter markets; equity securities and mutual funds that actively trade in over-the-counter markets.
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are less active; or inputs other than quoted prices that are observable for the asset or liability including yield curves, volatilities, and prepayment speeds.
Level 3 - Unobservable inputs for the asset or liability that reflect the Company’s own assumptions about assumptions that market participants would use in the pricing of the asset or liability and that are consequently not based on market activity but on particular valuation techniques.

Table of Content
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
Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2020 and 2019, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$9,392	$55,610	$—	$65,002
Mortgage-backed securities	—	230,100	—	230,100
Collateralized mortgage obligations	—	250,573	—	250,573
Asset-backed securities	—	40,690	—	40,690
Obligations of states and political subdivisions	—	233,710	—	233,710
Corporate debt securities	—	35,671	—	35,671
Total securities available for sale	9,392	846,354	—	855,746
Equity securities, at fair value	—	14,694	—	14,694
Derivative assets	—	80,734	—	80,734
Total Assets	$9,392	$941,782	$—	$951,174
Liabilities:
Derivative liabilities	$—	$80,877	$—	$80,877
Total Liabilities	$—	$80,877	$—	$80,877

Table of Content

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$12,580	$123,067	$—	$135,647
Mortgage-backed securities	—	227,552	—	227,552
Collateralized mortgage obligations	—	323,512	—	323,512
Obligations of states and political subdivisions	—	60,021	—	60,021
Corporate debt securities	—	9,168	—	9,168
Total securities available for sale	12,580	743,320	—	755,900
Equity securities, at fair value	1,735	14,738	—	16,473
Derivative assets	—	27,123	—	27,123
Total Assets	$14,315	$785,181	$—	$799,496
Liabilities:
Derivative liabilities	$—	$26,852	$—	$26,852
Total Liabilities	$—	$26,852	$—	$26,852
Non-Recurring Fair Value Measurements
The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments.
For periods prior to the adoption of ASU 2016-13, loan impairment was deemed to exist when full repayment of principal and interest according to the contractual terms of the loan was no longer probable. Impaired loans were evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependent, fair value was generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate was assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the income approach to value the collateral using the then market discount rates or capitalization rates to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans were reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
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

Table of Content
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$2,417	$2,417
Loans held for sale	—	1,335	—	1,335

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Impaired loans	$—	$—	$5,789	$5,789
Loans held for sale	—	1,743	—	1,743
Other real estate owned and other repossessed assets	—	—	563	563
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2020 and December 31, 2019 are outlined below.
This summary, as well as the table below, excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents. For financial liabilities, these include noninterest-bearing demand deposits, savings and interest-bearing transaction accounts and federal funds sold and securities sold under agreements to repurchase. The estimated fair value of demand, savings and interest-bearing transaction accounts is the amount payable on demand at the reporting date. Carrying value is used because there is no stated maturity on these accounts and the customer has the ability to withdraw the funds immediately. Also excluded from this summary and the following table are those financial instruments recorded at fair value on a recurring basis, as previously described.
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

Table of Content
The following table summarized the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and December 31, 2019:

December 31, 2020	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity	$90,766	$93,868	$—	$93,868	$—
Federal Home Loan and other membership bank stock	11,979	11,979	—	11,979	—
Loans, net	5,950,108	5,939,413	—	—	5,939,413
Financial Liabilities:
Certificates of deposit	1,078,256	1,077,620	—	1,077,620	—
Other borrowings	25,000	25,206	—	25,206	—
Subordinated debentures	118,257	118,208	—	—	118,208

December 31, 2019	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity	$123,975	$124,904	$—	$121,503	$3,401
Federal Home Loan and other membership bank stock	22,505	22,505	—	22,505	—
Loans, net	5,097,820	5,194,065	—	—	5,194,065
Financial Liabilities:
Certificates of deposit	870,804	871,418	—	871,418	—
Other borrowings	165,816	166,505	—	166,505	—
Subordinated debentures	118,220	117,992	—	—	117,992

NOTE 20 - DERIVATIVES
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2020 and 2019, Lakeland had $83.2 million and $30.0 million, respectively, in securities pledged for collateral on its interest rate swaps.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures. For more information, see Note 10 to the Company's consolidated financial statements. The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2020, the Company did not record any hedge

Table of Content
ineffectiveness. The Company recognized $50,000 of accumulated other comprehensive expense that was reclassified into interest expense during 2020. The Company did not enter into any hedges in 2020.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. Until maturity in June 2021, the Company estimates that $129,000 will be reclassified as an increase to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third party interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR +2.55	$503
Customer interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	80,231
Classified in Other Liabilities:
Customer interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	$(503)
Third party interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	(80,231)
Interest rate swap (cash flow hedge)	30,000	0.5	1.10%	3 Mo. LIBOR	(143)

December 31, 2019	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$947
Customer interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	25,905
Interest rate swap (cash flow hedge)	30,000	1.5	1.10%	3 Mo. LIBOR	271
Classified in Other Liabilities:
Customer interest rate swaps	$85,796	9.0	3.51%	1 Mo. LIBOR + 1.95	$(947)
3rd party interest rate swaps	473,273	9.9	4.32%	1 Mo. LIBOR + 1.93	(25,905)

NOTE 21 - REGULATORY MATTERS
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined. The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $671.5 million was available for payment of dividends from Lakeland to the Company as of December 31, 2020.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2020, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2020, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

Table of Content
As of December 31, 2020 and 2019, the Company and Lakeland have the following capital ratios based on the then current regulations:

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Company	$783,107	12.84%	>	$640,632	> 10.50%		N/A	N/A
Lakeland	745,276	12.22%		640,416	10.50%	>	$609,920	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$623,644	10.22%	>	$518,607	> 8.50%		N/A	N/A
Lakeland	672,832	11.03%		518,432	8.50%	>	$487,936	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$593,644	9.73%	>	$427,088	> 7.00%		N/A	N/A
Lakeland	672,832	11.03%		426,944	7.00%	>	$396,448	> 6.50%
Tier 1 capital (to average assets)
Company	$623,644	8.37%	>	$298,096	> 4.00%		N/A	N/A
Lakeland	672,832	9.04%		297,748	4.00%	>	$372,185	> 5.00%

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Company	$721,741	13.40%	>	$565,504	> 10.50%		N/A	N/A
Lakeland	681,689	12.67%		564,981	10.50%	>	$538,077	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$593,539	11.02%	>	$457,789	> 8.50%		N/A	N/A
Lakeland	639,908	11.89%		457,365	8.50%	>	$430,462	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$563,539	10.46%	>	$377,003	> 7.00%		N/A	N/A
Lakeland	639,908	11.89%		376,654	7.00%	>	$349,750	> 6.50%
Tier 1 capital (to average assets)
Company	$593,539	9.41%	>	$252,234	> 4.00%		N/A	N/A
Lakeland	639,908	10.16%		252,039	4.00%	>	$315,048	> 5.00%

NOTE 22 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reported goodwill of $156.3 million at December 31, 2020 and 2019. The Company recorded $19.8 million in goodwill from the Highlands merger in January 2019. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking. At November 30, 2020, the Company evaluated whether it is more likely than not that the fair value of its one reporting unit is less than its carrying amount, including assessing relevant events and circumstances as a result of the impact of COVID-19, and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

Table of Content
Core deposit intangible was $3.3 million on December 31, 2020 compared to $4.3 million on December 31, 2019. The Company recorded core deposit intangible of $3.7 million for the Highlands acquisition. In 2020 and 2019, amortization of core deposit intangible totaled $1.0 million and $1.2 million, respectively. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows:

(in thousands)
2021	$868
2022	711
2023	554
2024	425
2025	317

NOTE 23 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
Condensed Balance Sheets

	December 31,
(in thousands)	2020	2019
Assets
Cash and due from banks	$28,366	$29,981
Equity securities	—	1,735
Investment securities, held to maturity	—	1,000
Investment in subsidiaries	843,711	802,079
Other assets	11,274	9,828
Total Assets	$883,351	$844,623
Liabilities and Stockholders’ Equity
Other liabilities	$1,310	$1,140
Subordinated debentures	118,257	118,220
Total stockholders’ equity	763,784	725,263
Total Liabilities and Stockholders’ Equity	$883,351	$844,623
Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income
Dividends from subsidiaries	$29,961	$36,905	$30,589
Other income (loss)	(486)	408	(125)
Total Income	29,475	37,313	30,464
Expense
Interest on subordinated debentures	5,968	5,983	5,141
Noninterest expenses	549	464	506
Total Expense	6,517	6,447	5,647
Income before benefit for income taxes	22,958	30,866	24,817
Income taxes benefit	(1,645)	(1,646)	(1,130)
Income before equity in undistributed income of subsidiaries	24,603	32,512	25,947
Equity in undistributed income of subsidiaries	32,915	38,160	37,454
Net Income Available to Common Shareholders	$57,518	$70,672	$63,401

Table of Content
Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$57,518	$70,672	$63,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of equity securities	(149)	—	—
Amortization of subordinated debt costs	37	36	125
Provision for credit losses	(12)	—	—
Change in market value of equity securities	786	(197)	338
Excess tax (deficiency) benefits	(132)	189	318
Increase in other assets	(1,462)	(1,873)	(1,446)
Increase (decrease) in other liabilities	25	121	(6)
Equity in undistributed income of subsidiaries	(32,915)	(38,160)	(37,454)
Net Cash Provided by Operating Activities	23,696	30,788	25,276
Cash Flows from Investing Activities
Purchases of equity securities	(49)	(82)	(78)
Proceeds from maturity of held to maturity securities	1,000	—	—
Proceeds from sale of equity securities	1,148	1,287	2,155
Net cash received from business acquisition	—	24	—
Net Cash Provided by Investing Activities	2,099	1,229	2,077
Cash Flows from Financing Activities
Cash dividends paid on common stock	(25,457)	(24,919)	(21,307)
Purchase of treasury stock	(1,452)	—	—
Retirement of restricted stock	(501)	(715)	(763)
Exercise of stock options	—	313	307
Net Cash Used in Financing Activities	(27,410)	(25,321)	(21,763)
Net (decrease) increase in cash and cash equivalents	(1,615)	6,696	5,590
Cash and cash equivalents, beginning of year	29,981	23,285	17,695
Cash and Cash Equivalents, End of Year	$28,366	$29,981	$23,285
ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable

Table of Content
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
    Based on their evaluation as of December 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
 The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2020, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2020. Their report, dated March 8, 2021, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
    There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 8, 2021

Table of Content
ITEM 9B – Other Information.
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 11 - Executive Compensation.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2018 Omnibus Equity Incentive Plan and the 2009 Equity Compensation Program as of December 31, 2020. These plans were the Company’s only equity compensation plans in existence as of December 31, 2020. The 2018 Omnibus Equity Incentive Plan is the successor to the 2009 Equity Compensation Program and no additional awards will be granted under the 2009 Equity Compensation Program.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	396,462	$—	1,626,974
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	396,462	$—	1,626,974
The number in column (a) does not include a total of 2,764 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $6.94.
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 14 - Principal Accounting Fees and Services.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders.

Table of Content
PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

    (i)    Consolidated Balance Sheets as of December 31, 2020 and 2019.
    (ii)    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2020.
    (iii)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended
        December 31, 2020.
    (iv)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020.
    (v)    Notes to Consolidated Financial Statements.
    (vi)    Report of Independent Registered Public Accounting Firm.

(a) 2.    Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

Table of Content
(a) 3.    Exhibits

3.1
Registrant's Restated Certificate of Incorporation, dated July 24, 2018, is incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

3.2	Registrant's Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 9, 2020.

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

4.3	Description of the Registrant's Securities is incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1+	Lakeland Bancorp, Inc. 2018 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2018.

10.2+
Lakeland Bancorp, Inc. 2009 Equity Compensation Program, as amended and restated effective February 27, 2014, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

10.3+	Lakeland Bancorp, Inc. Elective Deferral Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2015.

10.4+
Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.5+
Employment Agreement, dated as of April 2, 2008 and executed on May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.6+
Amendment, dated August 7, 2015, to Employment Agreement, dated April 2, 2008 and executed May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.7+
Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.8+
Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.9+
Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.10+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.11+
Amendment, dated May 9, 2019, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

10.12+
Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.13+
Amendment, dated November 6, 2014, to Change in Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, as incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

Table of Content

10.14+
Amendment, dated August 7, 2015, to Change in Control Agreement, dated October 31, 2013, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.15+
Change in Control Agreement, dated as of April 11, 2016, among Lakeland Bancorp, Inc., Lakeland Bank and James Nigro, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.

10.16+
Change in Control Agreement, dated as of March 15, 2017, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas Splaine, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2017.

10.17+
Amended Change in Control Agreement, dated January 1, 2018, among Lakeland Bancorp, Inc., Lakeland Bank and Ellen Lalwani, is incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.

10.18+
Change in Control Agreement, dated January 1, 2018, among Lakeland Bancorp, Inc., Lakeland Bank and John Rath, is incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.

10.19+
Change in Control Agreement, dated March 1, 2019, among Lakeland Bancorp, Inc., Lakeland Bank and Paul Ho Sing Loy, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

10.20+	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.21+	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.22+	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

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

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated:	March 8, 2021	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny*	Director	March 8, 2021
Bruce D. Bohuny

/s/ Mary Ann Deacon*	Chairman	March 8, 2021
Mary Ann Deacon

/s/ Brian M. Flynn*	Director	March 8, 2021
Brian M. Flynn

/s/ Mark J. Fredericks*	Director	March 8, 2021
Mark J. Fredericks

/s/ Brian Gragnolati*	Director	March 8, 2021
Brian Gragnolati

/s/ James E. Hanson II*	Director	March 8, 2021
James E. Hanson II

/s/ Janeth C. Hendershot*	Director	March 8, 2021
Janeth C. Hendershot

/s/ Lawrence R. Inserra, Jr.*	Director	March 8, 2021
Lawrence R. Inserra, Jr.

/s/ Robert E. McCracken*	Director	March 8, 2021
Robert E. McCracken

/s/ Robert B. Nicholson, III*	Director	March 8, 2021
Robert B. Nicholson, III

Table of Content

Signature	Capacity	Date

/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2021
Thomas J. Shara

/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2021
Thomas Splaine

*By:	/s/ Thomas J. Shara	March 8, 2021
Thomas J. Shara Attorney-in-Fact