Form 10-Q
period 2021-03-31
LAKELAND BANCORP INC
filed 2021-05-07
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of May 4, 2021, there were 50,601,349 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(dollars in thousands)	(unaudited)
Assets
Cash	$189,506	$262,327
Interest-bearing deposits due from banks	12,612	7,763
Total cash and cash equivalents	202,118	270,090
Investment securities available for sale, at fair value (allowance for credit losses of $144 at March 31, 2021 and $2 at December 31, 2020)	968,394	855,746
Investment securities held to maturity (fair value of $87,215 at March 31, 2021 and $93,868 at December 31, 2020 and no allowance for credit losses at March 31, 2021 and December 31, 2020)	84,994	90,766
Equity securities, at fair value	14,590	14,694
Federal Home Loan Bank and other membership bank stock, at cost	10,772	11,979
Loans held for sale	1,230	1,335
Loans, net of deferred fees	6,108,946	6,021,232
Less: Allowance for credit losses	67,252	71,124
Net loans	6,041,694	5,950,108
Premises and equipment, net	48,539	48,495
Operating lease right-of-use assets	16,199	16,772
Accrued interest receivable	19,840	19,339
Goodwill	156,277	156,277
Other identifiable intangible assets	3,063	3,288
Bank owned life insurance	115,756	115,115
Other assets	88,295	110,293
Total Assets	$7,771,761	$7,664,297
Liabilities and Stockholders' Equity
Liabilities
Deposits	6,635,226	6,455,783
Federal funds purchased and securities sold under agreements to repurchase	111,999	169,560
Other borrowings	25,000	25,000
Subordinated debentures	118,267	118,257
Operating lease liabilities	17,574	18,183
Other liabilities	95,630	113,730
Total Liabilities	7,003,696	6,900,513
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 50,729,527 shares and outstanding 50,598,492 shares at March 31, 2021 and issued 50,610,681 shares and outstanding 50,479,646 shares at December 31, 2020	562,984	562,421
Retained earnings	208,224	191,418
Treasury shares, at cost, 131,035 shares at March 31, 2021 and December 31, 2020	(1,452)	(1,452)
Accumulated other comprehensive (loss) income	(1,691)	11,397
Total Stockholders' Equity	768,065	763,784
Total Liabilities and Stockholders' Equity	$7,771,761	$7,664,297
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Interest Income
Loans and fees	$58,778	$57,857
Federal funds sold and interest-bearing deposits with banks	37	159
Taxable investment securities and other	3,981	5,229
Tax-exempt investment securities	612	332
Total Interest Income	63,408	63,577
Interest Expense
Deposits	5,124	10,863
Federal funds purchased and securities sold under agreements to repurchase	23	429
Other borrowings	1,533	2,386
Total Interest Expense	6,680	13,678
Net Interest Income	56,728	49,899
Provision for credit losses (1)	(2,642)	9,223
Net Interest Income after Provision for Credit Losses	59,370	40,676
Noninterest Income
Service charges on deposit accounts	2,296	2,500
Commissions and fees	1,598	1,640
Income on bank owned life insurance	634	665
Loss on equity securities	(144)	(653)
Gains on sales of loans	708	415
Gains on sales of investment securities, net	—	342
Swap income	562	2,843
Other income	105	259
Total Noninterest Income	5,759	8,011
Noninterest Expense
Salaries and employee benefits	20,518	19,727
Net occupancy expense	3,019	2,836
Furniture and equipment	3,299	2,560
FDIC insurance expense	711	298
Stationery, supplies and postage	378	399
Marketing expense	318	227
Data processing expense	1,255	1,253
Telecommunications expense	522	444
ATM and debit card expense	604	587
Core deposit intangible amortization	226	265
Other real estate and repossessed asset expense	—	12
Long-term debt prepayment fee	—	356
Other expenses	3,053	3,540
Total Noninterest Expense	33,903	32,504
Income before provision for income taxes	31,226	16,183
Provision for income taxes	8,051	3,791
Net Income	$23,175	$12,392
Per Share of Common Stock
Basic earnings	$0.45	$0.24
Diluted earnings	0.45	0.24
Dividends	0.125	0.125
(1)     The Company adopted ASU 2016-13 as of December 31, 2020. Prior year periods have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020

Net Income	$23,175	$12,392
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	(13,135)	7,284
Reclassification for securities gains included in net income	—	(254)
Unrealized gains (losses) on derivatives	47	(337)
Other comprehensive (loss) income	(13,088)	6,693
Total Comprehensive Income	$10,087	$19,085
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2021 and 2020

(in thousands, except per share data)	Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Net income	—	12,392	—	—	12,392
Other comprehensive income, net of tax	—	—	—	6,693	6,693
Treasury stock	—	—	(1,452)	—	(1,452)
Stock based compensation	847	—	—	—	847
Retirement of restricted stock	(457)	—	—	—	(457)
Cash dividends on common stock of $0.125 per share	—	(6,364)	—	—	(6,364)
March 31, 2020	560,653	168,780	(1,452)	8,941	736,922

January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	23,175	—	—	23,175
Other comprehensive loss, net of tax	—	—	—	(13,088)	(13,088)
Stock based compensation	1,206	—	—	—	1,206
Retirement of restricted stock	(656)	—	—	—	(656)
Exercise of stock options	13	—	—	—	13
Cash dividends on common stock of $0.125 per share	—	(6,369)	—	—	(6,369)
March 31, 2021	$562,984	$208,224	$(1,452)	$(1,691)	$768,065
(1)    The Company adopted ASU 2016-13 at December 31, 2020, effective January 1, 2020, adjusting Retained Earnings by a negative $3,395. Retained earnings for the three months ended March 31, 2020 have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$23,175	$12,392
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	(1,497)	1,109
Depreciation and amortization	1,040	855
Amortization of intangible assets	226	265
Amortization of operating lease right-of-use assets	682	661
Provision for credit losses	(2,642)	9,223
Loans originated for sale	(16,905)	(14,634)
Proceeds from sales of loans held for sale	17,718	13,694
Gains on sales of securities	—	(342)
Change in market value of equity securities	144	653
Gains on sales of loans held for sale	(708)	(415)
(Gains) losses on other real estate and other repossessed assets	—	(86)
Losses on sales of premises and equipment	—	14
Long-term debt prepayment penalty	—	356
Stock-based compensation	1,206	847
Excess tax deficiencies	(88)	(113)
Decrease (increase) in other assets	26,337	(64,307)
(Decrease) increase in other liabilities	(18,687)	64,225
Net Cash Provided by Operating Activities	30,001	24,397
Cash Flows from Investing Activities:
Proceeds from repayments and maturities of available for sale securities	55,314	70,134
Proceeds from repayments and maturities of held to maturity securities	9,561	8,076
Proceeds from sales of available for sale securities	—	94,696
Purchase of available for sale securities	(188,321)	(213,062)
Purchase of held to maturity securities	(3,968)	—
Purchase of equity securities	(40)	(1,082)
Proceeds from redemptions of Federal Home Loan Bank stock	11,251	41,450
Purchases of Federal Home Loan Bank stock	(10,044)	(47,520)
Net increase in loans	(84,897)	(191,014)
Proceeds from sales of other real estate and repossessed assets	—	649
Purchases of premises and equipment	(1,714)	(1,605)
Net Cash Used in Investing Activities	(212,858)	(239,278)
Cash Flows from Financing Activities:
Net increase in deposits	179,458	161,448
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(57,561)	90,427
Repayments of other borrowings	—	(25,456)
Purchase of treasury stock	—	(1,452)
Exercise of stock options	13	—
Retirement of restricted stock	(656)	(457)
Dividends paid	(6,369)	(6,364)
Net Cash Provided by Financing Activities	114,885	218,146
Net (decrease) increase in cash and cash equivalents	(67,972)	3,265
Cash and cash equivalents, beginning of period	270,090	282,371
Cash and cash equivalents, end of period	$202,118	$285,636

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$9,035	$368
Cash paid during the period for interest	8,273	12,973
Transfer of loans into other repossessed assets and other real estate owned	—	393
Right-of-use assets obtained in exchange for new lease liabilities	109	—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2021 do not necessarily indicate the results that the Company will achieve for all of 2021.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
Note 2 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income available to common shareholders	$23,175	$12,392
Less: earnings allocated to participating securities	216	102
Net income allocated to common shareholders	$22,959	$12,290
Weighted average number of common shares outstanding - basic	50,576	50,586
Share-based plans	204	142
Weighted average number of common shares outstanding - diluted	50,780	50,728
Basic earnings per share	$0.45	$0.24
Diluted earnings per share	$0.45	$0.24
There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2021 and 2020.
Note 3 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$92,940	$1,154	$(1,061)	$—	$93,033
Mortgage-backed securities, residential	326,820	2,589	(5,419)	—	323,990
Collateralized mortgage obligations, residential	179,400	4,296	(188)	—	183,508
Mortgage-backed securities, multifamily	1,941	—	(100)	—	1,841
Collateralized mortgage obligations, multifamily	34,108	1,099	(46)	—	35,161
Asset-backed securities	40,327	8	(148)	—	40,187
Obligations of states and political subdivisions	260,108	1,872	(6,848)	(10)	255,122
Debt securities	35,055	691	(60)	(134)	35,552
Total	$970,699	$11,709	$(13,870)	$(144)	$968,394

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$63,868	$1,447	$(313)	$—	$65,002
Mortgage-backed securities, residential	224,978	3,718	(540)	—	228,156
Collateralized mortgage obligations, residential	204,093	4,967	(22)	—	209,038
Mortgage-backed securities, multifamily	1,944	—	—	—	1,944
Collateralized mortgage obligations, multifamily	39,628	1,909	(2)	—	41,535
Asset-backed securities	40,915	—	(225)	—	40,690
Obligations of states and political subdivisions	228,790	5,149	(228)	(1)	233,710
Debt securities	35,056	616	—	(1)	35,671
Total	$839,272	$17,806	$(1,330)	$(2)	$855,746
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$25,453	$604	$—	$—	$26,057
Mortgage-backed securities, residential	36,965	1,193	(271)	—	37,887
Collateralized mortgage obligations, residential	11,437	417	—	—	11,854
Mortgage-backed securities, multifamily	693	37	—	—	730
Obligations of states and political subdivisions	10,446	241	—	—	10,687
Total	$84,994	$2,492	$(271)	$—	$87,215

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$25,565	$779	$—	$—	$26,344
Mortgage-backed securities, residential	39,276	1,469	(12)	—	40,733
Collateralized mortgage obligations, residential	14,590	532	—	—	15,122
Mortgage-backed securities, multifamily	705	54	—	—	759
Obligations of states and political subdivisions	10,630	280	—	—	10,910
	$90,766	$3,114	$(12)	$—	$93,868

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of March 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,779	$21,049	$9,425	$9,450
Due after one year through five years	53,784	55,207	20,950	21,673
Due after five years through ten years	63,139	64,336	3,017	3,068
Due after ten years	250,401	243,115	2,507	2,553
	388,103	383,707	35,899	36,744
Mortgage-backed and asset-backed securities	582,596	584,687	49,095	50,471
Total securities	$970,699	$968,394	$84,994	$87,215
For the three months ended March 31, 2021, there were no sales of available-for-sale securities. There were proceeds from sales of available-for-sale securities of $94.7 million for the three months ended March 31, 2020 with gross gains on sales of securities of $569,000 and gross losses on sales of securities of $227,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $617.4 million and $578.0 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
Credit Quality Indicators
Credit ratings, which are updated monthly, are a key measure for estimating the probability of a bond's default and for monitoring credit quality on an on-going basis. For bonds other than U.S. Treasuries and bonds issued or guaranteed by U.S. government agencies, credit ratings issued by one or more nationally recognized statistical rating organization are considered in conjunction with an assessment by the Company's management. Investment grade reflects a credit quality of BBB or above.
The table below indicates the credit profile of the Company's debt securities held to maturity at amortized cost at March 31, 2021:

(in thousands)	AAA	AA	Not Rated	Total
U.S. Treasury and U.S. government agencies	$25,453	$—	$—	$25,453
Mortgage-backed securities, residential	36,965	—	—	36,965
Collateralized mortgage obligations, residential	11,437	—	—	11,437
Mortgage-backed securities, multifamily	693	—	—	693
Obligations of states and political subdivisions	2,367	7,660	419	10,446
Total	$76,915	$7,660	$419	$84,994

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

March 31, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$26,117	$805	$16,532	$256	9	$42,649	$1,061
Mortgage-backed securities, residential	215,618	5,404	4,502	15	59	220,120	5,419
Collateralized mortgage obligations, residential	19,099	188	—	—	6	19,099	188
Mortgage-backed securities, multifamily	1,841	100	—	—	1	1,841	100
Collateralized mortgage obligations, multifamily	2,131	46	—	—	1	2,131	46
Asset-backed securities	—	—	33,471	148	4	33,471	148
Obligations of states and political subdivisions	173,875	6,848	—	—	106	173,875	6,848
Debt securities	9,805	60	—	—	6	9,805	60
Total	$448,486	$13,451	$54,505	$419	$192	$502,991	$13,870
Held to Maturity
Mortgage-backed securities, residential	$5,784	$271	$43	—	5	$5,827	$271
Collateralized mortgage obligations, residential	110	—	1	—	3	111	—
Total	$5,894	$271	$44	$—	8	$5,938	$271

December 31, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$4,966	$29	$17,652	$284	6	$22,618	$313
Mortgage-backed securities, residential	84,137	471	5,656	69	30	89,793	540
Collateralized mortgage obligations, residential	23,858	22	—	—	7	23,858	22
Mortgage-backed securities, multifamily	1,943	—	—	—	1	1,943	—
Collateralized mortgage obligations, multifamily	2,527	2	—	—	1	2,527	2
Asset-backed securities	40,690	225	—	—	6	40,690	225
Obligations of states and political subdivisions	15,901	228	—	—	10	15,901	228
Total	$174,022	$977	$23,308	$353	61	$197,330	$1,330
Held to Maturity
Mortgage-backed securities, residential	$2,561	$12	$—	$—	4	$2,561	$12
Total	$2,561	$12	$—	$—	4	$2,561	$12
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The market value of the equity portfolio was $14.6 million and $14.7 million at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded no sales of equity securities. The Company recorded a market value loss on equity securities of $144,000 for the first quarter of 2021 and a market value loss on equity securities $653,000 for the first quarter of 2020. Market value gain or loss on equity securities are recorded in noninterest income.
As of March 31, 2021, the Company's investments in Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2021, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $11.1 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of March 31, 2021. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 4 – Loans
When the Company adopted Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") for measuring credit losses, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. All disclosures as of and for the three months ended March 31, 2021, and December 31, 2020, are presented in accordance with ASU 2016-13. The Company did not reclassify prior comparative financial periods and has presented those disclosures under previously applicable U.S. GAAP.
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2021	December 31, 2020
Non owner occupied commercial	$2,375,024	$2,398,946
Owner occupied commercial	857,506	827,092
Multifamily	858,168	813,225
Non owner occupied residential	195,534	200,229
Commercial, industrial and other	740,566	718,189
Construction	291,252	266,883
Equipment finance	119,428	116,690
Residential mortgage	385,778	377,380
Home equity and consumer	285,690	302,598
Total	$6,108,946	$6,021,232

Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $15.5 million at March 31, 2021 and $16.1 million at December 31, 2020. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $12.9 million at March 31, 2021 and $10.0 million at December 31, 2020.
At March 31, 2021 and December 31, 2020 Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $346.2 million and $284.6 million, respectively and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $220,000 and $650,000, at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had $2.22 billion and $2.28 billion of loans pledged for potential borrowings at Federal Home Loan Bank ("FHLB").
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
Watch: "Watch" assets require more than the usual amount of monitoring due to declining earnings, strained cash flow, increasing leverage and/or weakening market. These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins and market share. Any residential or consumer loan currently on deferment in accordance with the Coronavirus Aid, Relief and Economic Security ("CARES") Act or the interagency statement issued by bank regulatory agencies has been classified by management as watch or worse.
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
The following table presents the risk category of loans by class of loan and vintage as of March 31, 2021:

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non owner occupied commercial
Pass	$49,980	$555,372	$363,885	$202,094	$248,758	$681,691	$44,550	2,115	$2,148,445
Watch	—	200	6,531	11,985	5,880	63,270	247	—	88,113
Special mention	—	3,384	3,112	8,343	9,047	22,541	80	—	46,507
Substandard	—	901	—	2,658	15,847	72,523	—	30	91,959
Total	49,980	559,857	373,528	225,080	279,532	840,025	44,877	2,145	2,375,024
Owner occupied commercial
Pass	61,379	118,138	80,308	78,770	81,400	299,935	8,217	175	728,322
Watch	—	1,574	22,907	904	—	22,279	800	—	48,464
Special mention	—	—	2,211	923	109	41,790	—	—	45,033
Substandard	—	—	—	2,995	1,971	30,666	44	11	35,687
Total	61,379	119,712	105,426	83,592	83,480	394,670	9,061	186	857,506
Multifamily
Pass	34,418	253,176	59,642	103,577	85,258	260,562	20,931	—	817,564
Watch	—	—	—	600	3,164	8,413	—	—	12,177
Special mention	—	9,731	—	—	2,399	1,113	—	—	13,243
Substandard	—	—	5,483	—	—	9,701	—	—	15,184
Total	34,418	262,907	65,125	104,177	90,821	279,789	20,931	—	858,168
Non owner occupied residential
Pass	7,245	23,958	23,965	24,219	23,282	68,676	8,076	823	180,244
Watch	—	—	299	—	1,074	5,361	—	—	6,734
Special mention	—	—	496	916	498	941	515	—	3,366
Substandard	—	746	512	1,227	1,166	1,539	—	—	5,190
Total	7,245	24,704	25,272	26,362	26,020	76,517	8,591	823	195,534
Commercial, industrial and other
Pass	130,518	236,340	74,724	14,621	5,978	40,974	193,086	408	696,649
Watch	—	285	592	132	1,579	603	11,776	—	14,967
Special mention	—	—	—	788	651	2,534	4,684	—	8,657
Substandard	—	7,307	50	2,643	1,533	2,013	4,984	1,763	20,293
Total	130,518	243,932	75,366	18,184	9,741	46,124	214,530	2,171	740,566
Construction
Pass	17,527	88,821	82,098	48,338	24,190	5,332	330	—	266,636
Watch	—	—	—	2,179	12,866	—	—	—	15,045
Special mention	—	—	—	—	8,853	—	—	—	8,853
Substandard	—	—	—	—	203	515	—	—	718
Total	17,527	88,821	82,098	50,517	46,112	5,847	330	—	291,252
Equipment finance
Pass	14,135	38,700	38,555	17,934	7,314	2,491	—	—	119,129
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	98	107	94	—	—	—	299
Total	14,135	38,700	38,653	18,041	7,408	2,491	—	—	119,428

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Residential mortgage
Pass	43,620	121,557	35,159	32,159	14,558	136,258	—	—	383,311
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	51	230	740	1,446	—	—	2,467
Total	43,620	121,557	35,210	32,389	15,298	137,704	—	—	385,778
Consumer
Pass	3,764	15,063	8,664	6,846	4,803	33,285	210,525	—	282,950
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	33	56	130	1	2,038	261	221	2,740
Total	3,764	15,096	8,720	6,976	4,804	35,323	210,786	221	285,690
Total loans	$362,586	$1,475,286	$809,398	$565,318	$563,216	$1,818,490	$509,106	$5,546	$6,108,946
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2020:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Non owner occupied commercial
Pass	$570,665	$376,681	$217,931	$251,751	$187,605	$509,573	$50,071	2,246	$2,166,523
Watch	770	638	8,498	5,936	19,579	47,680	315	—	83,416
Special mention	3,400	3,131	8,377	9,115	19,936	7,894	2,895	—	54,748
Substandard	—	—	2,809	15,903	14,844	60,703	—	—	94,259
Total	574,835	380,450	237,615	282,705	241,964	625,850	53,281	2,246	2,398,946
Owner occupied commercial
Pass	116,512	76,224	80,244	81,215	62,118	245,330	11,072	179	672,894
Watch	11,347	22,932	411	3,651	8,038	23,612	673	—	70,664
Special mention	—	2,218	929	113	4,317	38,638	—	—	46,215
Substandard	434	16	3,038	641	5,770	27,376	44	—	37,319
Total	128,293	101,390	84,622	85,620	80,243	334,956	11,789	179	827,092
Multifamily
Pass	251,708	59,694	85,748	93,368	117,155	145,786	21,713	—	775,172
Watch	—	—	600	—	—	8,472	—	—	9,072
Special mention	9,781	—	—	2,399	—	1,124	—	—	13,304
Substandard	—	5,481	—	—	9,512	684	—	—	15,677
Total	261,489	65,175	86,348	95,767	126,667	156,066	21,713	—	813,225
Non owner occupied residential
Pass	23,506	24,378	27,752	24,344	21,488	53,200	8,180	171	183,019
Watch	—	300	—	1,174	—	5,757	—	—	7,231
Special mention	—	496	1,199	392	293	656	655	—	3,691
Substandard	876	512	1,200	1,295	692	1,713	—	—	6,288
Total	24,382	25,686	30,151	27,205	22,473	61,326	8,835	171	200,229
Commercial, industrial and other
Pass	299,091	84,917	16,245	7,216	18,358	41,900	208,519	531	676,777
Watch	287	3,701	156	1,643	301	369	2,324	—	8,781
Special mention	—	—	884	764	2,275	—	4,727	—	8,650
Substandard	7,177	50	3,559	1,547	1,497	729	9,422	—	23,981
Total	306,555	88,668	20,844	11,170	22,431	42,998	224,992	531	718,189

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Construction
Pass	56,734	77,117	69,627	29,303	7,681	328	2,190	—	242,980
Watch	—	—	2,183	11,959	—	—	—	—	14,142
Special mention	—	—	—	8,321	—	—	—	—	8,321
Substandard	—	—	—	206	719	515	—	—	1,440
Total	56,734	77,117	71,810	49,789	8,400	843	2,190	—	266,883
Equipment finance
Pass	41,528	41,717	20,697	8,834	3,162	426	—	—	116,364
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	98	88	74	64	2	—	—	326
Total	41,528	41,815	20,785	8,908	3,226	428	—	—	116,690
Residential mortgage
Pass	127,336	43,910	34,252	17,548	12,108	139,616	—	—	374,770
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	52	233	1,015	—	1,310	—	—	2,610
Total	127,336	43,962	34,485	18,563	12,108	140,926	—	—	377,380
Consumer
Pass	15,999	9,844	7,490	5,333	4,632	31,861	224,549	166	299,874
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	33	57	31	2	—	2,208	263	130	2,724
Total	16,032	9,901	7,521	5,335	4,632	34,069	224,812	296	302,598
Total loans	$1,537,184	$834,164	$594,181	$585,062	$522,144	$1,397,462	$547,612	$3,423	$6,021,232
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

The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

March 31, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,362,259	$2,640	$396	$9,729	$12,765	$2,375,024
Owner occupied commercial	845,931	2,479	1,454	7,642	11,575	857,506
Multifamily	857,961	207	—	—	207	858,168
Non-owner occupied residential	192,199	1,236	1,122	977	3,335	195,534
Commercial, industrial and other	737,642	177	875	1,872	2,924	740,566
Construction	290,737	—	—	515	515	291,252
Equipment finance	118,113	1,114	22	179	1,315	119,428
Residential mortgage	382,994	1,357	—	1,427	2,784	385,778
Consumer	282,534	1,640	—	1,516	3,156	285,690
Total	$6,070,370	$10,850	$3,869	$23,857	$38,576	$6,108,946

December 31, 2020		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,384,233	$1,256	$306	$13,151	$14,713	$2,398,946
Owner occupied commercial	811,408	2,759	350	12,575	15,684	827,092
Multifamily	812,597	208	—	420	628	813,225
Non-owner occupied residential	197,802	482	294	1,651	2,427	200,229
Commercial, industrial and other	716,337	125	—	1,727	1,852	718,189
Construction	265,649	—	—	1,234	1,234	266,883
Equipment finance	115,124	1,338	98	130	1,566	116,690
Residential mortgage	374,370	1,046	156	1,808	3,010	377,380
Consumer	300,127	1,041	73	1,357	2,471	302,598
Total	$5,977,647	$8,255	$1,277	$34,053	$43,585	$6,021,232

The following tables present information on non-accrual loans, including PCD loans on non-accrual, at March 31, 2021 and December 31, 2020:

March 31, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$12,835	$—	$—	$11,193
Owner occupied commercial	8,797	—	—	6,972
Multifamily	201	—	—	—
Non-owner occupied residential	1,417	—	—	852
Commercial, industrial and other	2,252	—	—	1,361
Construction	718	—	—	515
Equipment finance	300	—	—	—
Residential mortgage	2,328	—	—	740
Consumer	2,277	—	—	—
Total	$31,125	$—	$—	$21,633

December 31, 2020
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$16,537	$—	$—	$14,719
Owner occupied commercial	14,271	—	—	12,371
Multifamily	626	—	—	—
Non-owner occupied residential	2,217	—	—	1,580
Commercial, industrial and other	2,633	—	—	1,418
Construction	1,440	—	—	1,234
Equipment finance	327	—	—	—
Residential mortgage	2,469	—	—	1,015
Consumer	2,243	—	1	—
Total	$42,763	$—	$1	$32,337
At March 31, 2021, there were no loans that were past due more than 89 days and still accruing and at December 31, 2020, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing. The Company had $1.6 million and $1.7 million in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at March 31, 2021 and December 31, 2020, respectively.
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
At March 31, 2021 and December 31, 2020, TDRs totaled $4.9 million and $5.0 million, respectively. Accruing TDRs totaled $3.8 million and non-accrual TDRs totaled $1.1 million at March 31, 2021. Accruing TDRs and non-accrual TDRs totaled $3.9 million and $1.1 million, respectively, at December 31, 2020. There were no loans that were restructured during the three months ended March 31, 2021 or 2020. There were no restructured loans that subsequently defaulted in the first quarter of 2021 and in the first quarter of 2020, there were two consumer loans with a recorded investment of $83,000 that were restructured in the previous 12 months and subsequently defaulted.

The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. In December 2020, the CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At March 31, 2021, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
Note 5 - Allowance for Credit Losses
The Company adopted the ASU 2016-13 standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. See Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the adoption of ASU 2016-13 and the Company's allowance methodology. The Company recorded an increase in the allowance for credit losses on loans of $6.7 million effective January 1, 2020. Prior year disclosures have not been restated.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At March 31, 2021, loans totaling $6.08 billion were evaluated collectively and the allowance on these balances totaled $66.0 million and loans evaluated on an individual basis totaled $30.9 million with the specific allocations of the allowance for credit losses totaling $1.2 million.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of the period	$71,124	$40,003
Charge-offs	(1,270)	(483)
Recoveries	206	141
Net (charge-offs) recoveries	(1,064)	(342)
Provision for credit loss - loans	(2,808)	9,223
Balance at end of the period	$67,252	$48,884
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $15.5 million at March 31, 2021 and $16.1 million at December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.

The following table details activity in the allowance for credit losses by portfolio segment for the years ended March 31, 2021 and 2020:

(in thousands)	Balance at 12/31/2020	Charge-offs	Recoveries	Provision for Credit Loss - Loans	Balance at 3/31/2021
Non-owner occupied commercial	$25,910	$(593)	$1	$(1,438)	$23,880
Owner occupied commercial	3,955	(78)	8	118	4,003
Multifamily	7,253	—	—	255	7,508
Non-owner occupied residential	3,321	(208)	2	(232)	2,883
Commercial, industrial and other	13,665	(265)	44	(1,305)	12,139
Construction	786	—	25	318	1,129
Equipment finance	6,552	(94)	11	(205)	6,264
Residential mortgage	3,623	—	58	100	3,781
Consumer	6,059	(32)	57	(419)	5,665
Total	$71,124	$(1,270)	$206	$(2,808)	$67,252

(in thousands)	Balance at 12/31/2019	Charge-offs	Recoveries	Provision for Credit Loss - Loans	Balance at 3/31/2020
Commercial, secured by real estate (1)	$28,950	$(169)	$26	$5,986	34,793
Commercial, industrial and other	3,289	—	30	2,170	5,489
Construction	2,672	—	32	640	3,344
Equipment finance	957	(84)	14	370	1,257
Residential mortgage	1,725	(116)	20	(29)	1,600
Consumer	2,410	(114)	19	86	2,401
Total	$40,003	$(483)	$141	$9,223	$48,884
(1) With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments.
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at March 31, 2021 and December 31, 2020:

March 31, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated	Collectively evaluated	Acquired with deteriorated credit quality	Total	Individually evaluated	Collectively evaluated	Total
Non-owner occupied commercial	$9,605	$2,362,334	$3,085	$2,375,024	351	$23,529	$23,880
Owner occupied commercial	11,131	845,786	589	857,506	—	4,003	4,003
Multifamily	—	858,168	—	858,168	—	7,508	7,508
Non-owner occupied residential	774	194,421	339	195,534	48	2,835	2,883
Commercial, industrial and other	1,370	737,833	1,363	740,566	810	11,329	12,139
Construction	515	290,737	—	291,252	—	1,129	1,129
Equipment finance	—	119,428	—	119,428	—	6,264	6,264
Residential mortgage	1,483	384,161	134	385,778	—	3,781	3,781
Consumer	—	285,201	489	285,690	30	5,635	5,665
Total loans	$24,878	$6,078,069	$5,999	$6,108,946	$1,239	$66,013	$67,252

December 31, 2020	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non owner occupied commercial	$12,112	$2,382,717	$4,117	2,398,946	$355	$25,555	$25,910
Owner occupied commercial	16,547	809,935	610	827,092	96	3,859	3,955
Multifamily	—	813,225	—	813,225	—	7,253	7,253
Non owner occupied residential	1,459	198,334	436	200,229	43	3,278	3,321
Commercial, industrial and other	1,596	715,129	1,464	718,189	830	12,835	13,665
Construction	515	265,649	719	266,883	—	786	786
Equipment finance	—	116,690	—	116,690	—	6,552	6,552
Residential mortgage	1,490	375,482	408	377,380	—	3,623	3,623
Consumer	—	302,099	499	302,598	31	6,028	6,059
Total loans	$33,719	$5,979,260	$8,253	$6,021,232	$1,355	$69,769	$71,124
Allowance for Credit Losses - Securities
The following table presents the activity in the allowance for credit losses for securities:

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(in thousands)	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
Beginning balance	$2	$—	$2	$—	$—	$—
Provision for credit loss - securities	142	—	142	—	—	—
Balance at end of the period	$144	$—	$144	$—	$—	$—
The Company adopted ASU 2016-13 at December 31, 2020, and recorded an increase in the allowance for credit losses on securities of $30,000 effective January 1, 2020. Prior year disclosures have not been restated.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $4.4 million at March 31, 2021 and $3.3 million and December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
Allowance for Credit Losses - Off-Balance-Sheet Exposures
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
The Company adopted ASU 2016-13 at December 31, 2020, and recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $498,000 effective January 1, 2020. Prior year disclosures have not been restated.
At both March 31, 2021 and December 31, 2020, the balance of the allowance for credit losses for off-balance sheet exposures was $2.6 million. The Company recorded a provision for credit loss on off-balance-sheet exposures of $24,000 for the first quarter of 2021. In the first quarter of 2020, the Company recorded a provision for unfunded lending commitments of $210,000 in other noninterest expense.

Note 6 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At March 31, 2021, the Company had lease liabilities totaling $17.6 million and right-of-use assets totaling $16.2 million related to these leases. At December 31, 2020, the Company had lease liabilities totaling $18.2 million and right-of-use assets totaling $16.8 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the three months ended March 31, 2021, the weighted average remaining lease term for operating leases was 9.60 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.42%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$829	$828
Short-term lease cost	—	—
Variable lease cost	22	32
Sublease income	(31)	(31)
Net lease cost	$820	$829
The table below presents other information on the Company's operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$719	$689
Right-of-use asset obtained in exchange for new operating lease liabilities	109	—
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2021. At March 31, 2021, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2021 are as follows:

(in thousands)
Within one year	$3,277
After one year but within three years	5,266
After three years but within five years	4,205
After five years	8,255
Total undiscounted cash flows	21,003
Discount on cash flows	(3,429)
Total lease liability	$17,574

Note 7 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	March 31, 2021		December 31, 2020

Noninterest-bearing demand	$1,631,942	24.6%	$1,510,224	23.4%
Interest-bearing checking	2,092,022	31.5%	2,057,052	31.9%
Money market	1,327,612	20.0%	1,225,890	19.0%
Savings	630,280	9.5%	584,361	9.1%
Certificates of deposit $250 thousand and under	794,283	12.0%	895,056	13.8%
Certificates of deposit over $250 thousand	159,087	2.4%	183,200	2.8%
Total deposits	$6,635,226	100.0%	$6,455,783	100.0%
At March 31, 2021, certificates of deposit totaling $195.2 million were obtained through brokers, while $236.7 million of certificates of deposit at December 31, 2020 were obtained through brokers.
Note 8 – Borrowings
Overnight and Short-Term Borrowings
At March 31, 2021 and December 31, 2020, the Company had overnight and short-term borrowings from the FHLB totaling $50.0 million and $100.0 million, respectively. In addition, there were no overnight and short-term borrowings from correspondent banks at either March 31, 2021 or December 31, 2020. At March 31, 2021, Lakeland had overnight and short-term federal funds lines available to borrow up to $215.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2021 or December 31, 2020.
Other short-term borrowings at March 31, 2021 and December 31, 2020 consisted of short-term securities sold under agreements to repurchase of $62.0 million and $69.6 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of March 31, 2021, the Company had $72.7 million in agency and mortgage-backed securities pledged for its securities sold under agreements to repurchase.
At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
Advances from the FHLB totaled $25.0 million at both March 31, 2021 and December 31, 2020, with a weighted average interest rate of 0.77% and maturity in 2025. These advances were collateralized by first mortgage loans. The advances have prepayment penalties. In the first quarter of 2020, the Company repaid two advances totaling $10.0 million and recorded $356,000 in long-term debt prepayment fees.
Note 9 – Share-Based Compensation
The Company's 2018 Omnibus Equity Incentive Plan (the "Plan") authorizes the granting of incentive stock options, supplemental stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock-based awards and cash-based awards to officers, employees and non-employee directors of, and consultants and advisors to, the Company and its subsidiaries.

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2021	23,910	$14.77
Granted	16,028	13.72
Vested	(13,092)	16.87
Outstanding, March 31, 2021	26,846	$13.13
In the first three months of 2021, the Company granted 16,028 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share under the 2018 Omnibus Equity Incentive Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In the first three months of 2020, the Company granted 13,041 shares of restricted stock to non-employee directors at a grant date fair value of $16.87 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $220,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $88,000 and $54,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was unrecognized compensation cost of $242,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.74 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2021	372,552	$16.63
Granted	258,154	16.22
Vested	(129,224)	18.14
Forfeited	(761)	16.03
Outstanding, March 31, 2021	500,721	$16.03
In the first three months of 2021, the Company granted 258,154 RSUs under the 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $16.22 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on RSUs issued in the first three months of 2021 is expected to average approximately $1.4 million per year over a three-year period. In the first three months of 2020, the Company granted 169,169 RSUs under the Company’s 2018 Omnibus Equity Incentive Plan at a weighted average grant date fair value of $15.56 per share. Compensation expense on these RSUs is expected to average approximately $877,000 per year over a three-year period.
The Company recognized share based compensation expense of $1.1 million and $794,000 on RSUs for the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation expense related to RSUs was approximately $5.5 million as of March 31, 2021, and that cost is expected to be recognized over a period of 1.7 years.

Stock Options
A summary of the activity under the Company’s stock option plans as of March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,764	$6.94	1.07	$15,934
Exercised	(1,757)	7.13
Outstanding, March 31, 2021	1,007	$6.61	1.19	$10,905
Options exercisable at March 31, 2021	1,007	$6.61	1.19	$10,905
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.
There were no stock option grants in the first three months of 2021 or 2020. The 1,757 stock options exercised during the first three months of 2021 resulted in $13,000 in cash receipts. No stock options were exercised during the first three months of 2020. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2021.
Note 10 – Revenue Recognition
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

The following table sets forth the components of noninterest income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Deposit Related Fees and Charges:
Debit card interchange income	$1,410	$1,223
Overdraft charges	587	953
ATM service charges	143	167
Demand deposit fees and charges	141	134
Savings service charges	15	23
Total	2,296	2,500
Commissions and Fees:
Loan fees	507	340
Wire transfer charges	375	308
Investment services income	363	523
Merchant fees	201	248
Commissions from sales of checks	78	83
Safe deposit income	79	86
Other income	47	51
Total	1,650	1,639
Gains on sales of loans	708	415
Other Income:
Gains on customer swap transactions	562	2,843
Title insurance income	13	(4)
Other income	82	97
Total	657	2,936
Revenue not from contracts with customers	448	521
Total Noninterest Income	$5,759	$8,011
Timing of Revenue Recognition:
Products and services transferred at a point in time	5,292	7,471
Products and services transferred over time	19	19
Revenue not from contracts with customers	448	521
Total Noninterest Income	$5,759	$8,011
Note 11 – Comprehensive Income
The components of other comprehensive income are as follows:

	For the Three Months Ended
	March 31, 2021			March 31, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$(18,637)	$5,502	$(13,135)	$9,796	$(2,512)	$7,284
Reclassification adjustment for net gains arising during the period	—	—	—	(342)	88	(254)
Net unrealized (losses) gains	(18,637)	5,502	(13,135)	9,454	(2,424)	7,030
Unrealized gains (losses) on derivatives	67	(20)	47	(478)	141	(337)
Other comprehensive (losses) income, net	$(18,570)	$5,482	$(13,088)	$8,976	$(2,283)	$6,693

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$11,402	$25	$(30)	$11,397	$1,936	$317	$(5)	$2,248
Other comprehensive (loss) income before classifications	(13,135)	47	—	(13,088)	7,284	(337)	—	6,947
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(254)	—	—	(254)
Net current period other comprehensive (loss) income	(13,135)	47	—	(13,088)	7,030	(337)	—	6,693
Ending balance	$(1,733)	$72	$(30)	$(1,691)	$8,966	$(20)	$(5)	$8,941
Note 12 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $71.7 million and $83.2 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with financial institutions at March 31, 2021 and December 31, 2020.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021, the Company did not record any hedge ineffectiveness. The Company recognized $65,000 of accumulated other comprehensive expense that was reclassified into interest expense for the first three quarters of 2021 and $62,000 of accumulated other comprehensive income that was reclassified into interest expense for the first quarter of 2020.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. Until maturity in 2021, the Company estimates that $75,000 will be reclassified as an increase to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$326,734	9.3	3.11%	1 Mo. LIBOR + 2.20	$14,627
Customer interest rate swaps	699,190	8.4	4.02%	1 Mo. LIBOR + 1.96	38,098
Classified in Other Liabilities:
Customer interest rate swaps	$326,734	9.3	3.11%	1 Mo. LIBOR + 2.20	$(14,627)
3rd Party interest rate swaps	699,190	8.4	4.02%	1 Mo. LIBOR + 1.96	(38,098)
Interest rate swap (cash flow hedge)	30,000	0.3	1.10%	3 Mo. LIBOR	(76)

December 31, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	$503
Customer interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	80,231
Classified in Other Liabilities:
Customer interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	(503)
3rd party interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	(80,231)
Interest rate swap (cash flow hedge)	30,000	0.5	1.10%	3 Mo. LIBOR	(143)
Note 13 – Goodwill and Intangible Assets
The Company had goodwill of $156.3 million at both March 31, 2021 and December 31, 2020. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking. At March 31, 2021, the Company evaluated whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount, by assessing relevant events and circumstances and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.
The Company had core deposit intangibles of $3.1 million and $3.3 million at March 31, 2021 and December 31, 2020, respectively. Amortization of core deposit intangible totaled $226,000 and $265,000 for the first quarters of 2021 and 2020, respectively. The estimated future amortization expense for the remainder of 2021 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2021	$642
2022	711
2023	554
2024	425
2025	317
2026	210

Note 14 – Fair Value Measurement and Fair Value of Financial Instruments
Fair Value Measurement
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

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2021 and 2020, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2021
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$7,742	$85,291	$—	$93,033
Mortgage-backed securities	—	325,831	—	325,831
Collateralized mortgage obligations	—	218,669	—	218,669
Asset-backed securities	—	40,187	—	40,187
Obligations of states and political subdivisions	—	255,122	—	255,122
Debt securities	—	35,552	—	35,552
Total securities available for sale	7,742	960,652	—	968,394
Equity securities, at fair value	—	14,590	—	14,590
Derivative assets	—	52,725	—	52,725
Total Assets	$7,742	$1,027,967	$—	$1,035,709
Liabilities:
Derivative liabilities	$—	$52,801	$—	$52,801
Total Liabilities	$—	$52,801	$—	$52,801
December 31, 2020
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$9,392	$55,610	$—	$65,002
Mortgage-backed securities	—	230,100	—	230,100
Collateralized mortgage obligations	—	250,573	—	250,573
Asset-backed securities	—	40,690	—	40,690
Obligations of states and political subdivisions	—	233,710	—	233,710
Debt securities	—	35,671	—	35,671
Total securities available for sale	9,392	846,354	—	855,746
Equity securities, at fair value	—	14,694	—	14,694
Derivative assets	—	80,734	—	80,734
Total Assets	$9,392	$941,782	$—	$951,174
Liabilities:
Derivative liabilities	$—	$80,877	$—	$80,877
Total Liabilities	$—	$80,877	$—	$80,877

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
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
March 31, 2021
Assets:
Individually evaluated loans	$—	$—	$2,297	$2,297
Loans held for sale	—	1,230	—	1,230

December 31, 2020
Assets:
Individually evaluated loans	$—	$—	$2,417	$2,417
Loans held for sale	—	1,335	—	1,335
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
The estimation methodologies used, the estimated fair values and recorded book balances at March 31, 2021 and December 31, 2020, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of March 31, 2021 and December 31, 2020:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Financial Assets:
Investment securities held to maturity	$84,994	$87,215	$—	$86,796	$419
Federal Home Loan Bank and other membership bank stocks	10,772	10,772	—	10,772	—
Loans, net	6,041,694	6,128,887	—	—	6,128,887
Financial Liabilities:
Certificates of deposit	953,370	950,053	—	950,053	—
Other borrowings	25,000	24,906	—	24,906	—
Subordinated debentures	118,267	117,842	—	—	117,842
December 31, 2020
Financial Assets:
Investment securities held to maturity	$90,766	$93,868	$—	$93,868	$—
Federal Home Loan Bank and other membership bank stocks	11,979	11,979	—	11,979	—
Loans, net	5,950,108	5,939,413	—	—	5,939,413
Financial Liabilities:
Certificates of deposit	1,078,256	1,077,620	—	1,077,620	—
Other borrowings	25,000	25,206	—	25,206	—
Subordinated debentures	118,257	118,208	—	—	118,208

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Statements Regarding Forward Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for credit losses), corporate objectives and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and equipment financing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; and customers’ acceptance of Lakeland’s products and services.
The above-listed risk factors are not exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause the Company’s actual results to be materially different than those described in the Company’s periodic filings with the Securities and Exchange Commission. Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.
Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland and its subsidiaries, including Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All intercompany balances and transactions have been eliminated.
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
Executive Summary
Although the COVID-19 pandemic continues, the restrictions that have been in place for over a year are beginning to loosen in many areas as vaccines are administered and people start to feel safer. It is still unknown what changes in the behavior of customers, businesses and their employees will result from the COVID-19 pandemic. As a result of the COVID-19 pandemic and the actions taken to contain or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

Emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic was provided by the form of the CARES Act, which was signed into law on March 27, 2020, and the Consolidated Appropriations Act, 2021 (the "CAA"), which was signed into law on December 27, 2020. The programs provided funding for the Small Business Administration ("SBA") to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans under both programs. The SBA guarantees 100% of the PPP loans made to eligible borrowers with loan forgiveness under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for payroll and other qualifying expenses. In addition, Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (the “Revised Statement”), dated April 17, 2020, included criteria that enable financial institutions to exclude from TDR status loans that are modified for customers affected by COVID-19. The Company elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
The CARES Act also provided financial institutions with the option to defer adoption of the ASU 2016-13 until the earlier of the end of the pandemic or December 31, 2020. The CAA extended the option to delay implementation of ASU 2016-13 until January 1, 2022, however the Company adopted the standard as of December 31, 2020, and has applied it retroactively to January 1, 2020. Prior year periods were not required to be restated.
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
Financial Overview
For the first quarter of 2021, the Company reported net income of $23.2 million and earnings per diluted share of $0.45 compared to net income of $12.4 million and earnings per diluted share of $0.24 for the first quarter of 2020. For the first quarter of 2021, annualized return on average assets was 1.22%, annualized return on average common equity was 12.20% and annualized return on average tangible common equity was 15.39% compared to 0.76%, 6.77%, and 8.65%, respectively, for the first quarter of 2020.
First quarter 2021 results were favorably impacted by a negative provision for credit losses of $2.6 million compared to a provision of $9.2 million for the same period last year. The negative provision for credit losses was due primarily to an improvement in forecasted macroeconomic conditions and continued strength in asset quality.
Net interest margin was 3.19% in the first quarter of 2021 compared to 3.28% in the first quarter of 2020. Total loans, net of deferred fees, grew $87.7 million, or 1%, to $6.11 billion during the first three months of 2021 and total deposits increased $179.4 million, or 3%, from December 31, 2020 to March 31, 2021, to $6.64 billion.
Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020
Net Income
Net income was $23.2 million, or $0.45 per diluted share, for the first quarter of 2021 compared to net income of $12.4 million, or $0.24 per diluted share, for the first quarter of 2020. The increase in net income compared to the first quarter of 2020 was due primarily to the negative provision for credit losses mentioned above.
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

Net interest income on a tax equivalent basis for the first quarter of 2021 was $56.9 million, compared to $50.0 million for the first quarter of 2020. The increase in net interest income compared to the first quarter of 2020 was due primarily to the growth of interest-earning assets and a reduction in the cost of interest-bearing deposits. The net interest margin decreased to 3.19% in the first quarter of 2021 from 3.28% in the first quarter of 2020 primarily as a result of a decrease in the yield on interest-earning assets, particularly a reduction in the yield on loans due to decreases in the prime rate and LIBOR during 2020, an increase in lower yielding federal funds sold and the origination of PPP loans, which earn an effective yield of 2.50% including amortization of fees and costs. The components of net interest income are discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2021 and March 31, 2020 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$6,089,757	$58,778	3.91%	$5,208,097	$57,857	4.47%
Taxable investment securities and other	881,425	3,981	1.81%	817,143	5,229	2.56%
Tax-exempt securities	122,054	775	2.54%	62,844	420	2.67%
Federal funds sold (2)	136,900	37	0.11%	44,919	159	1.42%
Total interest-earning assets	7,230,136	63,571	3.56%	6,133,003	63,665	4.17%
Noninterest-earning assets:
Allowance for credit losses	(72,348)			(40,621)
Other assets	546,815			472,920
TOTAL ASSETS	$7,704,603			$6,565,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$604,931	$78	0.05%	$496,798	$85	0.07%
Interest-bearing transaction accounts	3,388,027	2,866	0.34%	2,830,778	6,826	0.97%
Time deposits	1,044,915	2,179	0.83%	872,998	3,952	1.81%
Borrowings	216,753	1,557	2.87%	437,578	2,815	2.54%
Total interest-bearing liabilities	5,254,626	6,680	0.51%	4,638,152	13,678	1.18%
Noninterest-bearing liabilities:
Demand deposits	1,545,968			1,109,638
Other liabilities	133,754			80,793
Stockholders' equity	770,255			736,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,704,603			$6,565,302
Net interest income/spread		56,891	3.05%		49,987	2.99%
Tax equivalent basis adjustment		163			88
NET INTEREST INCOME		$56,728			$49,899
Net interest margin (3)			3.19%			3.28%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased $94,000 from $63.7 million in the first quarter of 2020 to $63.6 million in the first quarter of 2021. The impact of the 61 basis point reduction in the yield on interest-earning assets was mostly offset by growth in the volume of interest-earning assets. Average federal funds sold in the first quarter of 2021 increased $92.0 million compared to the first quarter of 2020, while the yield decreased 131 basis points to 0.11% for the first quarter of 2021. Average loans increased $881.7 million compared to the first quarter of 2020 while the yield on average loans decreased 56 basis points to 3.91% in the first quarter of 2021 from the first quarter of 2020. Total average taxable investment securities increased $64.3 million to $881.4 million for the first quarter of 2021 from the first quarter of 2020, while average tax-exempt securities increased $59.2 million to $122.1 million for the same periods. The yield on average taxable investment securities decreased 75 basis points from the first quarter of 2020 to 1.81% for the first quarter of 2021, while the yield on average tax-exempt investment securities decreased 13 basis points to 2.54%.
Total interest expense of $6.7 million in the first quarter of 2021 was $7.0 million less than the $13.7 million reported for the same period in 2020. Total average interest-bearing liabilities increased $616.5 million as a result of organic growth while the cost of average interest-bearing liabilities decreased from 1.18% in the first quarter of 2020 to 0.51% in the first quarter of 2021 largely driven by reductions in market interest rates. For the first quarter of 2021, the cost of interest-bearing transaction accounts and time deposits decreased by 63 basis points and 98 basis points, respectively, when compared to the same period in 2020. Average borrowings decreased $220.8 million in the first quarter of 2021 when compared to the first quarter of 2020. In 2020, the Company repaid a total of $165.8 million in FHLB advances and federal funds purchased have been lower in 2021, as the increase in deposits has provided liquidity.
Provision for Credit Losses
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost at December 31, 2020, effective January 1, 2020. The Company applied the standard's provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2020. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including investments, loans and certain off-balance-sheet credit exposures, measured at amortized cost. Quarterly amounts for the first quarter of 2020 do not reflect the adoption of ASU 2016-13.
In determining the provision for credit losses on investments, loans and off-balance-sheet credit exposures, management measures expected credit losses based on relevant information about past events, current conditions, reasonable and supportable forecasts, prepayments and future economic conditions. The key assumptions of the methodology include the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The Company uses its best judgment to assess economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes in underlying external or internal data.
In the first quarter of 2021, a $2.6 million negative provision for credit losses was recorded, compared to $9.2 million provision for credit losses on loans for the same period last year. The provision is comprised of a negative provision for credit losses on loans of $2.8 million, a provision on off-balance-sheet exposures of $24,000 and a provision for credit losses on securities of $142,000. The negative provision on loans was due primarily to an improvement in forecasted macroeconomic conditions and continued strength in asset quality of loans. The Company recorded loan charge-offs of $1.3 million and recoveries on loans of $206,000 in the first quarter of 2021 compared to loan charge-offs of $483,000 and loan recoveries of $141,000 in the first quarter of 2020. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income decreased $2.3 million to $5.8 million for the first quarter of 2021 compared to $8.0 million during the same period in 2020 due primarily to a $2.3 million reduction in swap income. Service charges on deposit accounts for the first quarter of 2021 decreased $204,000 compared to the first quarter of 2020 due primarily to changes in customer behavior resulting from the pandemic. Losses on equity securities totaled $144,000 for the first quarter of 2021 compared to losses of $653,000 during the same period in 2020. Gains on sales of loans for the first quarter of 2021 increased $293,000 compared to the first quarter of 2020 due primarily to increased volume of sales of residential mortgages driven by lower interest rates and increased demand for mortgage loans. Additionally, the first quarter of 2020 included gains on sales of investment securities of $342,000 compared to none in the first quarter of 2021.
Noninterest Expense
Noninterest expense in the first quarter of 2021 totaled $33.9 million compared to $32.5 million reported for the same quarter of 2020, an increase of $1.4 million. Salaries and employee benefits expense was $20.5 million for the first quarter of 2021, increasing $791,000, or 4%, from the same period last year, as a result of additions to staff to support continued growth and normal merit increases. The Company recorded occupancy expense of $3.0 million and $2.8 million for the first quarters of 2021 and 2020, respectively, an increase of $183,000 due to increased cleaning and snow removal expenses. Furniture and equipment expense increased $739,000 compared to the first quarter of 2020 due primarily to an increase in costs associated with the Company's digital strategy initiative. FDIC insurance expense totaled $711,000 for the first quarter of 2021, an increase of $413,000 compared to the same period in 2020 resulting primarily from deposit growth as well as assessment credits recorded in the first quarter of 2020. Other expenses in the first quarter of 2021 were $487,000 less than the same period in 2020 due primarily to decreases in appraisal fees, consulting, travel and entertainment expenses. Additionally, the first quarter of 2020 included long-term debt prepayment fees of $356,000 compared to none in the first quarter of 2021.
The Company’s efficiency ratio, a non-GAAP financial measure, was 53.75% in the first quarter of 2021, compared to 55.30% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020

Total noninterest expense	$33,903	$32,504
Amortization of core deposit intangibles	(226)	(265)
Long term debt prepayment fee	—	(356)
Noninterest expense, as adjusted	$33,677	$31,883

Net interest income	$56,728	$49,899
Noninterest income	5,759	8,011
Total revenue	62,487	57,910
Tax-equivalent adjustment on municipal securities	163	88
(Gains) losses on sales of investment securities	—	(342)
Total revenue, as adjusted	$62,650	$57,656
Efficiency ratio	53.75%	55.30%
Income Tax Expense
The effective tax rate in the first quarter of 2021 was 25.8% compared to 23.4% during the same period in 2020 primarily as a result of tax advantaged items declining as a percentage of pretax income.
Financial Condition
The Company’s total assets increased $107.5 million from December 31, 2020, to $7.77 billion at March 31, 2021. Total loans, net of deferred fees, were $6.11 billion, an increase of $87.7 million, or 1%, from $6.02 billion at December 31, 2020. Total deposits were $6.64 billion, an increase of $179.4 million, or 3%, from December 31, 2020, while total borrowings decreased $57.6 million to $255.3 million at March 31, 2021.
Loans
The information below for March 31, 2021 and December 31, 2020 is presented in accordance with ASU 2016-13. At the time of adoption of ASU 2016-13, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 in Notes to the Consolidated Financial Statements in the Company's December 31, 2020 Annual Report on Form 10-K for a full description of the segments. The Company did not reclassify comparative financial periods prior to December 31, 2020 and has presented those disclosures under previously applicable U.S. GAAP.
The amortized cost of loans totaled $6.11 billion at March 31, 2021 and increased $87.7 million compared to December 31, 2020, primarily due to increases in commercial loans secured by real estate of $46.7 million, construction loans of $24.4 million and commercial, industrial and other loans of $22.4 million. The main reason for the increase in the commercial, industrial and other category was a net increase in PPP loans in the first quarter of 2021 of $61.5 million. For more information on the loan portfolio, see Note 4 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Non-performing assets, including PCD loans, decreased from $42.8 million at December 31, 2020 to $31.1 million at March 31, 2021. The Company sold approximately $10.3 million in non-performing loans during the first quarter of 2021 and recorded a charge-off of $1.1 million on the sale. Non-accrual loans in the non owner occupied and owner occupied commercial loans secured by real estate categories decreased $3.7 million and $5.5 million, respectively. The percentage of non-performing assets to total assets was 0.40% at March 31, 2021 compared to 0.56% at December 31, 2020. Non-accrual loans at March 31, 2021 included four loan relationships with a balance of $1 million or greater, totaling $14.1 million and eight loan relationships between $500,000 and $1.0 million, totaling $5.1 million. At March 31, 2021, there were no loans that were past due more than 89 days and still accruing and at December 31, 2020, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing.
Troubled debt restructurings ("TDR") are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. The CARES Act provided relief from TDR classification for certain loan modification related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. In December 2020, the CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected these provisions of the CARES Act and CAA and excluded modified loans that met the required guidelines for relief from its TDR classification. On March 31, 2021, the Company had $3.8 million in loans that were troubled debt restructurings and accruing interest income compared to $3.9 million at December 31, 2020. These loans are expected to be able to perform under the modified terms of the loan. At both March 31, 2021 and December 31, 2020, the Company had $1.1 million in troubled debt restructurings that were included in non-accrual loans.
Since the end of March 2020, the Company has been working with borrowers negatively impacted by the COVID-19 pandemic. At March 31, 2021, there were no loans on payment deferral compared to $9.7 million, or 0.2% of total loans at December 31, 2020. At March 31, 2021 CARES Act modifications totaled $43.2 million compared to $40.0 million at December 31, 2020.
At March 31, 2021 and December 31, 2020, the Company had $141.0 million and $139.4 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at March 31, 2021, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for credit losses on loans
The Company adopted the ASU 2016-13 standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.

The overall balance of the allowance for credit losses on loans of $67.3 million at March 31, 2021 decreased $3.9 million from December 31, 2020, a decrease of 5% due primarily to an improvement in forecasted macroeconomic conditions and continued strength in asset quality. The change in the allowance within loan segments during the two comparable periods is principally due to changes in the Company's level of loan growth and the impact of changes in various economic factors on particular segments.
The following table sets forth for the periods presented, the historical relationships among the allowance for credit losses on loans, the provision for credit losses on loans, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2020
Allowance balance, beginning of the year	$71,124	$40,003	$40,003
Impact of adopting ASU 2016-13	$—	—	6,656
Loans charged off:
Commercial, secured by real estate	(879)	(169)	(422)
Commercial, industrial and other	(265)	—	(814)
Construction	—	—	(77)
Equipment finance	(94)	(84)	(284)
Residential Mortgage	—	(116)	(116)
Consumer	(32)	(114)	(340)
Total loans charged off	(1,270)	(483)	(2,053)
Recoveries:
Commercial, secured by real estate	11	26	72
Commercial, industrial and other	44	30	207
Construction	25	32	100
Equipment finance	11	14	65
Residential Mortgage	58	20	21
Consumer	57	19	76
Total recoveries	206	141	541
Net recoveries (charge-offs)	(1,064)	(342)	(1,512)
Provision for credit losses on loans	(2,808)	9,223	25,977
Allowance balance, end of year	$67,252	$48,884	$71,124
Net charge-offs as a percentage of average loans outstanding	(0.07)%	(0.03)%	0.03%
Allowance for credit losses on loans as a percentage of total loans outstanding	1.10%	0.92%	1.18%
Allowance for credit losses on loans as a percentage of non-accrual loans	216.13%	150.86%	166.32%
Non-accrual loans to total loans outstanding	0.51%	0.61%	0.71%
Non-accrual loans of $31.1 million at March 31, 2021 decreased $11.6 million from December 31, 2020. The allowance for credit losses as a percent of total loans was 1.10% at March 31, 2021 compared to 1.18% at December 31, 2020. The decrease in the percentage of the allowance for credit losses as a percent of total loans was primarily due to the negative $2.6 million provision recorded in the first quarter of 2021 resulting primarily from improvement in forecasted macroeconomic conditions and strength in asset quality. Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at March 31, 2021.
Investment Securities
Investment securities totaled $1.05 billion at March 31, 2021 increasing $106.9 million compared to $946.5 million at December 31, 2020. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 3 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Deposits
Total deposits increased from $6.46 billion at December 31, 2020 to $6.64 billion at March 31, 2021, an increase of $179.4 million, or 3%. Savings and interest-bearing transaction accounts increased $182.6 million due primarily to an increase in money market deposit accounts resulting from increased marketing efforts and a change in customer behavior towards more traditional banking alternatives in the current economy. Noninterest-bearing deposits increased $121.7 million during the first quarter of 2021 due in part to PPP loan proceeds. Time deposits decreased $124.9 million in the first quarter due to a decline in brokered deposits and a change in customer preferences in the low interest rate environment from term deposits to deposits that are available on demand.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $30.0 million for the first three months of 2021 compared to $24.4 million for the same period in 2020.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2021, Lakeland’s deposits increased $179.4 million compared to an increase of $161.4 million during the first three months of 2020.
•Sales of securities. At March 31, 2021 the Company had $968.4 million in securities designated “available for sale.” Of these securities, $537.4 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had $50.0 million in overnight borrowings from the FHLB on March 31, 2021. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million, of which none were outstanding at March 31, 2021. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2021.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2021 follows.
Cash and cash equivalents totaling $202.1 million on March 31, 2021 decreased $68.0 million from December 31, 2020. Operating activities provided $30.0 million in net cash. Investing activities used $212.9 million in net cash, primarily reflecting an increase in loans and available for sale securities. Financing activities provided $114.9 million in net cash primarily reflecting the net increase in deposits of $179.5 million, partially offset by a $57.6 million decrease in federal funds purchased and securities sold under agreements to repurchase. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2021. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years

Minimum annual rentals on noncancellable operating leases	$21,003	$3,277	$5,266	$4,205	$8,255
Benefit plan commitments	4,818	397	816	745	2,860
Remaining contractual maturities of time deposits	953,370	758,709	182,470	12,191	—
Subordinated debentures	118,267	—	—	12,933	105,334
Loan commitments	1,186,641	842,497	161,984	31,034	151,126
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	36,896	5,829	11,659	10,451	8,957
Standby letters of credit	15,181	11,173	3,928	80	—
Total	$2,361,176	$1,621,882	$366,123	$96,639	$276,532
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 4.07%.
Capital Resources
Total stockholders’ equity increased to $768.1 million on March 31, 2021 from $763.8 million on December 31, 2020, an increase of $4.3 million. Book value per common share increased to $15.18 on March 31, 2021 from $15.13 on December 31, 2020. Tangible book value per share increased from $11.97 per share on December 31, 2020 to $12.03 per share on March 31, 2021, an increase of 1%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2020 to March 31, 2021 was primarily due to $23.2 million of net income, partially offset by other comprehensive loss of $13.1 million and by the payment of cash dividends on common stock of $6.4 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of March 31, 2021, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of March 31, 2021, the Company’s capital levels remained characterized as “well-capitalized.”
The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
The Company	8.51%	8.37%	9.98%	9.73%	10.47%	10.22%	13.02%	12.84%
Lakeland Bank	9.13%	9.04%	11.24%	11.03%	11.24%	11.03%	12.36%	12.22%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$768,065	$763,784
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	3,063	3,288
Total tangible common stockholders’ equity at end of period - Non-GAAP	$608,725	$604,219
Shares outstanding at end of period	50,598	50,480
Book value per share - GAAP	$15.18	$15.13
Tangible book value per share - Non-GAAP	$12.03	$11.97
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$608,725	$604,219
Total assets at end of period	$7,771,761	$7,664,297
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	3,063	3,288
Total tangible assets at end of period - Non-GAAP	$7,612,421	$7,504,732
Common equity to assets - GAAP	9.88%	9.97%
Tangible common equity to tangible assets - Non-GAAP	8.00%	8.05%

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$23,175	$12,392
Total average common stockholders’ equity	$770,255	$736,719
Less:
Average goodwill	156,277	156,277
Average other identifiable intangible assets, net	3,192	4,205
Total average tangible common stockholders’ equity - Non-GAAP	$610,786	$576,237
Return on average common stockholders’ equity - GAAP	12.20%	6.77%
Return on average tangible common stockholders’ equity - Non-GAAP	15.39%	8.65%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $219.2 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-100 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
March 31, 2021	0.1%	1.4%
December 31, 2020	0.2%	1.4%
The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
March 31, 2021	0.9%	0.6%	0.5%	1.0%
December 31, 2020	0.5%	0.4%	0.6%	1.5%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2021 (the base case) was $1.15 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
March 31, 2021	(3.7)%	(1.8)%	0.5%	(7.3)%
December 31, 2020	0.3%	1.5%	2.8%	(10.1)%
The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the first quarter of 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	—	$—	—	2,393,423
February 1 to February 28, 2021	—	—	—	2,393,423
March 1 to March 31, 2021	—	—	—	2,393,423
(1)On October 24, 2019, the Company announced that its Board of Directors authorized a new share repurchase program. Under the repurchase program, the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. The share repurchase program has no expiration date.

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
Date: May 7, 2021