Form 10-Q
period 2021-06-30
LAKELAND BANCORP INC
filed 2021-08-06
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of July 30, 2021, there were 50,601,349 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(dollars in thousands)	(unaudited)
Assets
Cash	$358,052	$262,327
Interest-bearing deposits due from banks	17,348	7,763
Total cash and cash equivalents	375,400	270,090
Investment securities available for sale, at fair value (allowance for credit losses of $21 at June 30, 2021 and $2 at December 31, 2020)	988,673	855,746
Investment securities held to maturity (fair value of $96,174 at June 30, 2021 and $93,868 at December 31, 2020 and $137 allowance for credit losses at June 30, 2021 and none at December 31, 2020)	94,278	90,766
Equity securities, at fair value	15,440	14,694
Federal Home Loan Bank and other membership bank stock, at cost	9,210	11,979
Loans held for sale	816	1,335
Loans, net of deferred fees	5,988,832	6,021,232
Less: Allowance for credit losses	60,389	71,124
Net loans	5,928,443	5,950,108
Premises and equipment, net	47,641	48,495
Operating lease right-of-use assets	15,513	16,772
Accrued interest receivable	18,309	19,339
Goodwill	156,277	156,277
Other identifiable intangible assets	2,841	3,288
Bank owned life insurance	116,398	115,115
Other assets	84,999	110,293
Total Assets	$7,854,238	$7,664,297
Liabilities and Stockholders' Equity
Liabilities
Deposits	6,715,035	6,455,783
Federal funds purchased and securities sold under agreements to repurchase	100,190	169,560
Other borrowings	25,000	25,000
Subordinated debentures	113,045	118,257
Operating lease liabilities	16,847	18,183
Other liabilities	87,445	113,730
Total Liabilities	7,057,562	6,900,513
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 50,732,384 shares and outstanding 50,601,349 shares at June 30, 2021 and issued 50,610,681 shares and outstanding 50,479,646 shares at December 31, 2020	563,980	562,421
Retained earnings	228,803	191,418
Treasury shares, at cost, 131,035 shares at June 30, 2021 and December 31, 2020	(1,452)	(1,452)
Accumulated other comprehensive income	5,345	11,397
Total Stockholders' Equity	796,676	763,784
Total Liabilities and Stockholders' Equity	$7,854,238	$7,664,297
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans and fees	$60,529	$55,825	$119,307	$113,682
Federal funds sold and interest-bearing deposits with banks	52	36	89	195
Taxable investment securities and other	4,029	4,763	8,010	9,992
Tax-exempt investment securities	631	349	1,243	681
Total Interest Income	65,241	60,973	128,649	124,550
Interest Expense
Deposits	4,238	8,094	9,362	18,957
Federal funds purchased and securities sold under agreements to repurchase	16	75	39	504
Other borrowings	1,247	2,285	2,780	4,671
Total Interest Expense	5,501	10,454	12,181	24,132
Net Interest Income	59,740	50,519	116,468	100,418
(Benefit) provision for credit losses (1)	(5,959)	9,000	(8,601)	18,223
Net Interest Income after (Benefit) Provision for Credit Losses	65,699	41,519	125,069	82,195
Noninterest Income
Service charges on deposit accounts	2,445	1,875	4,741	4,375
Commissions and fees	1,755	1,196	3,353	2,836
Income on bank owned life insurance	643	665	1,277	1,330
Gain (loss) on equity securities	11	198	(133)	(455)
Gains on sales of loans	607	710	1,315	1,125
Gains on investment securities transactions, net	9	—	9	342
Swap income	72	767	634	3,610
Other income (loss)	(273)	70	(168)	329
Total Noninterest Income	5,269	5,481	11,028	13,492
Noninterest Expense
Compensation and employee benefits	20,407	18,490	40,925	38,217
Premises and equipment	6,078	5,271	12,396	10,667
FDIC insurance	621	450	1,332	748
Data processing	1,299	1,436	2,554	2,689
Other operating expenses	5,692	5,815	10,793	11,645
Total Noninterest Expense	34,097	31,462	68,000	63,966
Income before provision for income taxes	36,871	15,538	68,097	31,721
Provision for income taxes	9,464	3,687	17,515	7,478
Net Income	$27,407	$11,851	$50,582	$24,243
Per Share of Common Stock
Basic earnings	$0.53	$0.23	$0.99	$0.48
Diluted earnings	$0.53	$0.23	$0.98	$0.47
Dividends	$0.135	$0.125	$0.260	$0.250
(1)     The Company adopted ASU 2016-13 as of December 31, 2020. Prior year periods have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net Income	$27,407	$11,851	$50,582	$24,243
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	7,113	2,512	(6,022)	9,796
Reclassification for securities gains included in net income	—	—	—	(254)
Unrealized losses on derivatives	(77)	(36)	(30)	(373)
Other comprehensive income (loss)	7,036	2,476	(6,052)	9,169
Total Comprehensive Income	$34,443	$14,327	$44,530	$33,412
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended June 30, 2021 and 2020

(in thousands, except per share data)	Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

April 1, 2020	$560,653	$168,780	$(1,452)	$8,941	$736,922
Net income	—	11,851	—	—	11,851
Other comprehensive income, net of tax	—	—	—	2,476	2,476
Stock based compensation	614	—	—	—	614
Retirement of restricted stock	(10)	—	—	—	(10)
Cash dividends on common stock of $0.125 per share	—	(6,364)	—	—	(6,364)
June 30, 2020	$561,257	$174,267	$(1,452)	$11,417	$745,489

April 1, 2021	$562,984	$208,224	$(1,452)	$(1,691)	$768,065
Net income	—	27,407	—	—	27,407
Other comprehensive income, net of tax	—	—	—	7,036	7,036
Stock based compensation	990	—	—	—	990
Exercise of stock options	6	—	—	—	6
Cash dividends on common stock of $0.135 per share	—	(6,828)	—	—	(6,828)
June 30, 2021	$563,980	$228,803	$(1,452)	$5,345	$796,676
(1)    The Company adopted ASU 2016-13 at December 31, 2020, effective January 1, 2020, adjusting Retained Earnings by a negative $3,395. Prior year periods have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2021 and 2020

(in thousands, except per share data)	Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Income	Total

January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Net income	—	24,243	—	—	24,243
Other comprehensive income, net of tax	—	—	—	9,169	9,169
Purchase of treasury stock, 131,035 shares	—	—	(1,452)	—	(1,452)
Stock based compensation	1,461	—	—	—	1,461
Retirement of restricted stock	(467)	—	—	—	(467)
Cash dividends on common stock of $0.250 per share	—	(12,728)	—	—	(12,728)
June 30, 2020	561,257	174,267	(1,452)	11,417	745,489

January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	50,582	—	—	50,582
Other comprehensive loss, net of tax	—	—	—	(6,052)	(6,052)
Stock based compensation	2,196	—	—	—	2,196
Retirement of restricted stock	(656)	—	—	—	(656)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock of $0.260 per share	—	(13,197)	—	—	(13,197)
June 30, 2021	$563,980	$228,803	$(1,452)	$5,345	$796,676
(1)    The Company adopted ASU 2016-13 at December 31, 2020, effective January 1, 2020, adjusting Retained Earnings by a negative $3,395. Retained earnings for the six months ended June 30, 2020 have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$50,582	$24,243
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	(3,101)	11,887
Depreciation and amortization	1,811	1,661
Amortization of intangible assets	447	526
Amortization of operating lease right-of-use assets	1,368	1,328
(Benefit) provision for credit losses	(8,601)	18,223
Loans originated for sale	(32,063)	(36,273)
Proceeds from sales of loans held for sale	33,897	36,348
Gains on investment securities transactions, net	(9)	(342)
Change in fair value of equity securities	133	455
Gains on sales of loans held for sale	(1,315)	(1,125)
Gains on other real estate and other repossessed assets	(8)	(60)
Losses on sales of premises and equipment	(4)	52
Impairment of property held for sale	400	—
Long-term debt prepayment penalty	—	356
Stock-based compensation	2,196	1,461
Excess tax deficiencies	(93)	(113)
Decrease (increase) in other assets	27,361	(80,951)
(Decrease) increase in other liabilities	(26,867)	80,263
Net Cash Provided by Operating Activities	46,134	57,939
Cash Flows from Investing Activities:
Proceeds from repayments and maturities of available for sale securities	114,301	367,843
Proceeds from repayments and maturities of held to maturity securities	22,227	13,847
Proceeds from sales of available for sale securities	—	94,696
Purchase of available for sale securities	(259,654)	(507,234)
Purchase of held to maturity securities	(26,203)	—
Purchase of equity securities	(879)	(1,164)
Proceeds from redemptions of Federal Home Loan Bank stock	13,524	83,660
Purchases of Federal Home Loan Bank stock	(10,755)	(80,143)
Net decrease (increase) in loans	23,010	(627,545)
Proceeds from sales of loans held for investment	15,031	—
Proceeds from sales of other real estate and repossessed assets	8	662
Proceeds from dispositions and sales of premises and equipment	123	(21)
Purchases of premises and equipment	(2,630)	(3,528)
Net Cash Used in Investing Activities	(111,897)	(658,927)
Cash Flows from Financing Activities:
Net increase in deposits	259,277	831,869
Decrease in federal funds purchased and securities sold under agreements to repurchase	(69,370)	(145,542)
Proceeds from other borrowings	—	25,000
Repayments of other borrowings	—	(35,456)
Purchase of treasury stock	—	(1,452)
Repayments of subordinated debt	(5,000)	—
Exercise of stock options	19	—
Retirement of restricted stock	(656)	(467)
Dividends paid	(13,197)	(12,728)
Net Cash Provided by Financing Activities	171,073	661,224
Net increase in cash and cash equivalents	105,310	60,236
Cash and cash equivalents, beginning of period	270,090	282,371
Cash and cash equivalents, end of period	$375,400	$342,607

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$16,274	$12,786
Cash paid during the period for interest	13,141	24,601
Transfer of loans to loans held for sale	15,111	—
Transfer of loans to other real estate owned	—	393
Right-of-use assets obtained in exchange for new lease liabilities	109	548
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2021 do not necessarily indicate the results that the Company will achieve for all of 2021.
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
Note 2 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$27,407	$11,851	$50,582	$24,243
Less: earnings allocated to participating securities	317	108	531	211
Net income allocated to common shareholders	$27,090	$11,743	$50,051	$24,032
Weighted average number of common shares outstanding - basic	50,636	50,522	50,606	50,554
Share-based plans	222	71	215	107
Weighted average number of common shares outstanding - diluted	50,858	50,593	50,821	50,661
Basic earnings per share	$0.53	$0.23	$0.99	$0.48
Diluted earnings per share	$0.53	$0.23	$0.98	$0.47
There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2021 and 2020.

Note 3 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$105,385	$1,655	$(596)	$—	$106,444
Mortgage-backed securities, residential	315,852	2,380	(3,364)	—	314,868
Collateralized mortgage obligations, residential	184,683	3,555	(312)	—	187,926
Mortgage-backed securities, multifamily	1,938	—	(38)	—	1,900
Collateralized mortgage obligations, multifamily	28,910	999	(30)	—	29,879
Asset-backed securities	47,189	102	(55)	—	47,236
Obligations of states and political subdivisions	263,114	3,813	(1,673)	(3)	265,251
Debt securities	34,055	1,141	(9)	(18)	35,169
Total	$981,126	$13,645	$(6,077)	$(21)	$988,673

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$63,868	$1,447	$(313)	$—	$65,002
Mortgage-backed securities, residential	224,978	3,718	(540)	—	228,156
Collateralized mortgage obligations, residential	204,093	4,967	(22)	—	209,038
Mortgage-backed securities, multifamily	1,944	—	—	—	1,944
Collateralized mortgage obligations, multifamily	39,628	1,909	(2)	—	41,535
Asset-backed securities	40,915	—	(225)	—	40,690
Obligations of states and political subdivisions	228,790	5,149	(228)	(1)	233,710
Debt securities	35,056	616	—	(1)	35,671
Total	$839,272	$17,806	$(1,330)	$(2)	$855,746
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$19,236	$535	$—	$—	$19,771
Mortgage-backed securities, residential	42,401	921	(254)	—	43,068
Collateralized mortgage obligations, residential	9,677	358	—	—	10,035
Mortgage-backed securities, multifamily	2,737	82	—	—	2,819
Obligations of states and political subdivisions	17,364	270	(48)	—	17,586
Debt securities	3,000	32	—	(137)	2,895
Total	$94,415	$2,198	$(302)	$(137)	$96,174

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$25,565	$779	$—	$—	$26,344
Mortgage-backed securities, residential	39,276	1,469	(12)	—	40,733
Collateralized mortgage obligations, residential	14,590	532	—	—	15,122
Mortgage-backed securities, multifamily	705	54	—	—	759
Obligations of states and political subdivisions	10,630	280	—	—	10,910
	$90,766	$3,114	$(12)	$—	$93,868
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of June 30, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,763	$26,042	$7,809	$7,913
Due after one year through five years	44,924	46,127	15,940	16,489
Due after five years through ten years	78,833	80,737	7,493	7,444
Due after ten years	253,034	253,958	8,358	8,406
	402,554	406,864	39,600	40,252
Mortgage-backed and asset-backed securities	578,572	581,809	54,815	55,922
Total securities	$981,126	$988,673	$94,415	$96,174
For the three and six months ended June 30, 2021 and the three months ended June 30, 2020, there were no sales of available for sale securities. There were proceeds from sales of available for sale securities of $94.7 million for the six months ended June 30, 2020 with gross gains on sales of securities of $569,000 and gross losses on sales of securities of $227,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. In the second quarter of 2021, the Company recorded a gain on a called security of $9,000.
Securities with a carrying value of approximately $653.3 million and $578.0 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
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
The tables below indicates the credit profile of the Company's held to maturity investment securities at amortized cost:

June 30, 2021	AAA	AA	BBB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$19,236	$—	$—	$—	$19,236
Mortgage-backed securities, residential	42,401	—	—	—	42,401
Collateralized mortgage obligations, residential	9,677	—	—	—	9,677
Mortgage-backed securities, multifamily	2,737	—	—	—	2,737
Obligations of states and political subdivisions	2,843	14,102	—	419	17,364
Debt securities	—	—	3,000	—	3,000
Total	$76,894	$14,102	$3,000	$419	$94,415

December 31, 2020	AAA	AA	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$25,565	$—	$25,565
Mortgage-backed securities, residential	39,276	—	39,276
Collateralized mortgage obligations, residential	14,590	—	14,590
Mortgage-backed securities, multifamily	705	—	705
Obligations of states and political subdivisions	2,959	7,671	10,630
Total	$83,095	$7,671	$90,766
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

June 30, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$10,460	$435	$12,083	$161	6	$22,543	$596
Mortgage-backed securities, residential	221,699	3,354	4,068	10	62	225,767	3,364
Collateralized mortgage obligations, residential	21,314	312	—	—	7	21,314	312
Mortgage-backed securities, multifamily	1,900	38	—	—	1	1,900	38
Collateralized mortgage obligations, multifamily	1,543	30	—	—	1	1,543	30
Asset-backed securities	7,577	27	17,674	28	3	25,251	55
Obligations of states and political subdivisions	77,380	1,673	—	—	54	77,380	1,673
Debt securities	2,973	9	—	—	2	2,973	9
Total	$344,846	$5,878	$33,825	$199	$136	$378,671	$6,077
Held to Maturity
Mortgage-backed securities, residential	$15,320	$253	$111	1	11	$15,431	$254
Obligations of states and political subdivisions	4,741	48	—	—	5	4,741	48
Total	$20,061	$301	$111	$1	16	$20,172	$302

December 31, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$4,966	$29	$17,652	$284	6	$22,618	$313
Mortgage-backed securities, residential	84,137	471	5,656	69	30	89,793	540
Collateralized mortgage obligations, residential	23,858	22	—	—	7	23,858	22
Mortgage-backed securities, multifamily	1,943	—	—	—	1	1,943	—
Collateralized mortgage obligations, multifamily	2,527	2	—	—	1	2,527	2
Asset-backed securities	40,690	225	—	—	6	40,690	225
Obligations of states and political subdivisions	15,901	228	—	—	10	15,901	228
Total	$174,022	$977	$23,308	$353	61	$197,330	$1,330
Held to Maturity
Mortgage-backed securities, residential	$2,561	$12	$—	$—	4	$2,561	$12
Total	$2,561	$12	$—	$—	4	$2,561	$12
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $15.4 million and $14.7 million at June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021 and 2020, the Company recorded no sales of equity securities. The Company recorded fair value gains on equity securities of $11,000 and $198,000 for the second quarter of 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded fair value losses of $133,000 and $455,000, respectively. Fair value gain or loss on equity securities are recorded in noninterest income.

As of June 30, 2021, the Company's investments in Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2021, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $11.9 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of June 30, 2021. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
Note 4 – Loans
When the Company adopted Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") for measuring credit losses, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. All disclosures as of and for the three and six months ended June 30, 2021, and as of December 31, 2020, are presented in accordance with ASU 2016-13. The Company did not reclassify prior comparative financial periods and has presented those disclosures under previously applicable U.S. GAAP.
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2021	December 31, 2020
Non owner occupied commercial	$2,330,376	$2,398,946
Owner occupied commercial	870,535	827,092
Multifamily	902,394	813,225
Non owner occupied residential	189,765	200,229
Commercial, industrial and other	565,704	718,189
Construction	335,167	266,883
Equipment finance	121,096	116,690
Residential mortgage	391,589	377,380
Home equity and consumer	282,206	302,598
Total	$5,988,832	$6,021,232

Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $14.3 million at June 30, 2021 and $16.1 million at December 31, 2020. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $11.0 million at June 30, 2021 and $10.0 million at December 31, 2020.
At June 30, 2021 and December 31, 2020, Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $207.0 million and $284.6 million, respectively and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $272,000 and $650,000, at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had $2.26 billion and $2.28 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB").
The Company transferred approximately $15.1 million of commercial and residential mortgage loans from the loan portfolio to loans held for sale during the six months ended June 30, 2021 and subsequently sold these loans. Excluding the loan transfers, there were no other sales to loans from the held for investment portfolio during the six months ended June 30, 2021.

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
The following table presents the risk category of loans by class of loan and vintage as of June 30, 2021:

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non owner occupied commercial
Pass	$145,375	$552,563	$304,739	$198,074	$239,433	$652,362	$17,694	—	$2,110,240
Watch	—	—	25,822	11,898	4,746	49,686	820	—	92,972
Special mention	—	3,368	3,090	8,310	12,318	30,293	60	—	57,439
Substandard	—	899	—	2,657	10,668	55,501	—	—	69,725
Total	145,375	556,830	333,651	220,939	267,165	787,842	18,574	—	2,330,376
Owner occupied commercial
Pass	106,751	115,766	103,388	64,984	74,217	297,020	7,100	336	769,562
Watch	—	1,561	2,887	892	283	17,496	20	—	23,139
Special mention	—	—	2,166	13,706	105	28,296	—	—	44,273
Substandard	—	—	18	2,968	1,814	28,717	44	—	33,561
Total	106,751	117,327	108,459	82,550	76,419	371,529	7,164	336	870,535
Multifamily
Pass	109,244	252,490	78,034	89,956	81,657	240,963	10,261	—	862,605
Watch	—	—	—	—	4,571	5,701	—	—	10,272
Special mention	—	12,176	—	—	2,400	1,099	—	—	15,675
Substandard	—	—	5,484	1,325	—	6,833	200	—	13,842
Total	109,244	264,666	83,518	91,281	88,628	254,596	10,461	—	902,394
Non owner occupied residential
Pass	18,362	21,396	18,334	18,497	19,397	62,191	7,863	430	166,470
Watch	—	—	—	—	1,045	5,245	—	—	6,290
Special mention	—	—	1,025	845	486	930	515	—	3,801
Substandard	—	3,315	512	5,031	1,861	2,485	—	—	13,204
Total	18,362	24,711	19,871	24,373	22,789	70,851	8,378	430	189,765

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Commercial, industrial and other
Pass	157,098	89,379	73,878	13,950	5,116	40,518	155,183	330	535,452
Watch	395	283	544	107	1,515	223	3,229	80	6,376
Special mention	—	—	1	306	2,004	809	4,057	—	7,177
Substandard	—	7,300	48	2,206	645	1,565	4,935	—	16,699
Total	157,493	96,962	74,471	16,569	9,280	43,115	167,404	410	565,704
Construction
Pass	43,967	101,838	88,989	33,067	26,442	3,694	329	—	298,326
Watch	—	—	—	13,707	12,867	—	—	—	26,574
Special mention	—	—	—	—	9,752	—	—	—	9,752
Substandard	—	—	—	—	—	515	—	—	515
Total	43,967	101,838	88,989	46,774	49,061	4,209	329	—	335,167
Equipment finance
Pass	27,986	35,644	34,792	15,132	5,554	1,724	—	—	120,832
Substandard	—	—	98	90	76	—	—	—	264
Total	27,986	35,644	34,890	15,222	5,630	1,724	—	—	121,096
Residential mortgage
Pass	75,321	120,307	32,126	29,708	13,105	120,884	—	—	391,451
Substandard	—	—	—	—	—	138	—	—	138
Total	75,321	120,307	32,126	29,708	13,105	121,022	—	—	391,589
Consumer
Pass	11,986	12,951	7,512	5,763	3,921	30,293	209,027	—	281,453
Substandard	33	—	—	—	1	566	153	—	753
Total	12,019	12,951	7,512	5,763	3,922	30,859	209,180	—	282,206
Total loans	$696,518	$1,331,236	$783,487	$533,179	$535,999	$1,685,747	$421,490	$1,176	$5,988,832
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2020:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Non owner occupied commercial
Pass	$570,665	$376,681	$217,931	$251,751	$187,605	$509,573	$50,071	2,246	$2,166,523
Watch	770	638	8,498	5,936	19,579	47,680	315	—	83,416
Special mention	3,400	3,131	8,377	9,115	19,936	7,894	2,895	—	54,748
Substandard	—	—	2,809	15,903	14,844	60,703	—	—	94,259
Total	574,835	380,450	237,615	282,705	241,964	625,850	53,281	2,246	2,398,946
Owner occupied commercial
Pass	116,512	76,224	80,244	81,215	62,118	245,330	11,072	179	672,894
Watch	11,347	22,932	411	3,651	8,038	23,612	673	—	70,664
Special mention	—	2,218	929	113	4,317	38,638	—	—	46,215
Substandard	434	16	3,038	641	5,770	27,376	44	—	37,319
Total	128,293	101,390	84,622	85,620	80,243	334,956	11,789	179	827,092
Multifamily
Pass	251,708	59,694	85,748	93,368	117,155	145,786	21,713	—	775,172
Watch	—	—	600	—	—	8,472	—	—	9,072
Special mention	9,781	—	—	2,399	—	1,124	—	—	13,304
Substandard	—	5,481	—	—	9,512	684	—	—	15,677
Total	261,489	65,175	86,348	95,767	126,667	156,066	21,713	—	813,225

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Non owner occupied residential
Pass	23,506	24,378	27,752	24,344	21,488	53,200	8,180	171	183,019
Watch	—	300	—	1,174	—	5,757	—	—	7,231
Special mention	—	496	1,199	392	293	656	655	—	3,691
Substandard	876	512	1,200	1,295	692	1,713	—	—	6,288
Total	24,382	25,686	30,151	27,205	22,473	61,326	8,835	171	200,229
Commercial, industrial and other
Pass	299,091	84,917	16,245	7,216	18,358	41,900	208,519	531	676,777
Watch	287	3,701	156	1,643	301	369	2,324	—	8,781
Special mention	—	—	884	764	2,275	—	4,727	—	8,650
Substandard	7,177	50	3,559	1,547	1,497	729	9,422	—	23,981
Total	306,555	88,668	20,844	11,170	22,431	42,998	224,992	531	718,189
Construction
Pass	56,734	77,117	69,627	29,303	7,681	328	2,190	—	242,980
Watch	—	—	2,183	11,959	—	—	—	—	14,142
Special mention	—	—	—	8,321	—	—	—	—	8,321
Substandard	—	—	—	206	719	515	—	—	1,440
Total	56,734	77,117	71,810	49,789	8,400	843	2,190	—	266,883
Equipment finance
Pass	41,528	41,717	20,697	8,834	3,162	426	—	—	116,364
Substandard	—	98	88	74	64	2	—	—	326
Total	41,528	41,815	20,785	8,908	3,226	428	—	—	116,690
Residential mortgage
Pass	127,336	43,910	34,252	17,548	12,108	139,616	—	—	374,770
Substandard	—	52	233	1,015	—	1,310	—	—	2,610
Total	127,336	43,962	34,485	18,563	12,108	140,926	—	—	377,380
Consumer
Pass	15,999	9,844	7,490	5,333	4,632	31,861	224,549	166	299,874
Substandard	33	57	31	2	—	2,208	263	130	2,724
Total	16,032	9,901	7,521	5,335	4,632	34,069	224,812	296	302,598
Total loans	$1,537,184	$834,164	$594,181	$585,062	$522,144	$1,397,462	$547,612	$3,423	$6,021,232
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

The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

June 30, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,323,132	$521	$434	$6,289	$7,244	$2,330,376
Owner occupied commercial	861,430	2,942	138	6,025	9,105	870,535
Multifamily	902,394	—	—	—	—	902,394
Non-owner occupied residential	186,653	137	2,160	815	3,112	189,765
Commercial, industrial and other	564,271	264	26	1,143	1,433	565,704
Construction	334,652	—	—	515	515	335,167
Equipment finance	120,671	133	93	199	425	121,096
Residential mortgage	391,123	466	—	—	466	391,589
Consumer	281,091	831	275	9	1,115	282,206
Total	$5,965,417	$5,294	$3,126	$14,995	$23,415	$5,988,832

December 31, 2020		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,384,233	$1,256	$306	$13,151	$14,713	$2,398,946
Owner occupied commercial	811,408	2,759	350	12,575	15,684	827,092
Multifamily	812,597	208	—	420	628	813,225
Non-owner occupied residential	197,802	482	294	1,651	2,427	200,229
Commercial, industrial and other	716,337	125	—	1,727	1,852	718,189
Construction	265,649	—	—	1,234	1,234	266,883
Equipment finance	115,124	1,338	98	130	1,566	116,690
Residential mortgage	374,370	1,046	156	1,808	3,010	377,380
Consumer	300,127	1,041	73	1,357	2,471	302,598
Total	$5,977,647	$8,255	$1,277	$34,053	$43,585	$6,021,232

The following tables present information on non-accrual loans at June 30, 2021 and December 31, 2020:

June 30, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$11,427	$—	$—	$6,403
Owner occupied commercial	7,152	—	—	5,811
Multifamily	195	—	—	—
Non-owner occupied residential	1,305	—	—	853
Commercial, industrial and other	1,449	—	—	723
Construction	515	—	—	515
Equipment finance	264	—	—	—
Consumer	308	—	—	—
Total	$22,615	$—	$—	$14,305

December 31, 2020
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$16,537	$—	$—	$14,719
Owner occupied commercial	14,271	—	—	12,371
Multifamily	626	—	—	—
Non-owner occupied residential	2,217	—	—	1,580
Commercial, industrial and other	2,633	—	—	1,418
Construction	1,440	—	—	1,234
Equipment finance	327	—	—	—
Residential mortgage	2,469	—	—	1,015
Consumer	2,243	—	1	—
Total	$42,763	$—	$1	$32,337
At June 30, 2021, there were no loans that were past due more than 89 days and still accruing and at December 31, 2020, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing. The Company had $797,000 and $1.7 million in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at June 30, 2021 and December 31, 2020, respectively.
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
The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. The Consolidated Appropriations Act, 2021 (the "CAA"), which was signed into law on December 27, 2020, extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At June 30, 2021, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.

At June 30, 2021 and December 31, 2020, TDRs totaled $4.4 million and $5.0 million, respectively. Accruing TDRs totaled $3.6 million and non-accrual TDRs totaled $812,000 at June 30, 2021. Accruing TDRs and non-accrual TDRs totaled $3.9 million and $1.1 million, respectively, at December 31, 2020. There were no loans that were restructured during the three and six months ended June 30, 2021 and June 30, 2020 that met the definition of a TDR. As of June 30, 2020, commercial loans totaling $967.0 million were granted 90-day, COVID-related payment deferments, of which 87% were commercial real estate loans. In addition, payment deferments on residential and consumer loans totaled $53.0 million at June 30, 2020. There were no restructured loans that subsequently defaulted in the six months ended June 30, 2021; however, one construction loan totaling $694,000 and two consumer loans totaling $73,000 that were TDRs within the previous twelve months had subsequently defaulted in the six months ended June 30, 2020.
Note 5 - Allowance for Credit Losses
The Company adopted ASU 2016-13, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. See Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the adoption of ASU 2016-13 and the Company's allowance methodology. The Company recorded an increase in the allowance for credit losses on loans of $6.7 million effective January 1, 2020. Prior year disclosures have not been restated.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At June 30, 2021, loans totaling $5.96 billion were evaluated collectively and the allowance on these balances totaled $59.4 million and loans evaluated on an individual basis totaled $26.6 million with the specific allocations of the allowance for credit losses totaling $1.0 million.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$67,252	$48,884	$71,124	$40,003
Charge-offs	(1,861)	(141)	(3,132)	(624)
Recoveries	312	96	519	237
Net (charge-offs) recoveries	(1,549)	(45)	(2,613)	(387)
(Benefit) provision for credit loss - loans	(5,314)	9,000	(8,122)	18,223
Balance at end of the period	60,389	57,839	$60,389	$57,839
The benefit for credit losses for the three and six months ended June 30, 2021 was largely due to a change in macroeconomic factors.
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheets, totaled $14.3 million at June 30, 2021 and $16.1 million at December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Loans totaling $5.0 million were sold during the second quarter of 2021 resulting in charge-offs of $75,000. During the six months ended June 30, 2021, the Company sold $15.1 million of loans and recorded charge-offs of $1.2 million.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Balance at 3/31/2021	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 6/30/2021
Non-owner occupied commercial	$23,880	$(1,650)	$1	$(1,325)	$20,906
Owner occupied commercial	4,003	—	9	88	4,100
Multifamily	7,508	—	—	(331)	7,177
Non-owner occupied residential	2,883	(3)	11	(299)	2,592
Commercial, industrial and other	12,139	(110)	105	(1,645)	10,489
Construction	1,129	—	42	(137)	1,034
Equipment finance	6,264	(10)	6	(1,140)	5,120
Residential mortgage	3,781	(36)	118	22	3,885
Consumer	5,665	(52)	20	(547)	5,086
Total	$67,252	$(1,861)	$312	$(5,314)	$60,389

(in thousands)	Balance at 3/31/2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 6/30/2020
Commercial, secured by real estate (1)	34,793	$—	$21	$8,466	43,280
Commercial, industrial and other	5,489	—	13	(804)	4,698
Construction	3,344	—	16	(241)	3,119
Equipment finance	1,257	(14)	24	1,704	2,971
Residential mortgage	1,600	—	—	(164)	1,436
Consumer	2,401	(127)	22	39	2,335
Total	$48,884	$(141)	$96	$9,000	$57,839

(in thousands)	Balance at 12/31/2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 6/30/2021
Non-owner occupied commercial	$25,910	$(2,243)	$3	$(2,764)	$20,906
Owner occupied commercial	3,955	(78)	17	206	4,100
Multifamily	7,253	—	—	(76)	7,177
Non-owner occupied residential	3,321	(212)	13	(530)	2,592
Commercial, industrial and other	13,665	(375)	149	(2,950)	10,489
Construction	786	—	67	181	1,034
Equipment finance	6,552	(104)	17	(1,345)	5,120
Residential mortgage	3,623	(36)	176	122	3,885
Consumer	6,059	(84)	77	(966)	5,086
Total	$71,124	$(3,132)	$519	$(8,122)	$60,389

(in thousands)	Balance at 12/31/2019	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 6/30/2020
Commercial, secured by real estate (1)	$28,950	$(169)	$47	$14,452	43,280
Commercial, industrial and other	3,289	—	43	1,366	4,698
Construction	2,672	—	48	399	3,119
Equipment finance	957	(98)	38	2,074	2,971
Residential mortgage	1,725	(116)	20	(193)	1,436
Consumer	2,410	(241)	41	125	2,335
Total	$40,003	$(624)	$237	$18,223	$57,839
(1) With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments.

The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at June 30, 2021 and December 31, 2020:

June 30, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated	Collectively evaluated	Acquired with deteriorated credit quality	Total	Individually evaluated	Collectively evaluated	Total
Non-owner occupied commercial	$9,093	$2,318,592	$2,691	$2,330,376	273	$20,633	$20,906
Owner occupied commercial	9,958	860,000	577	870,535	78	4,022	4,100
Multifamily	—	902,394	—	902,394	—	7,177	7,177
Non-owner occupied residential	769	188,841	155	189,765	—	2,592	2,592
Commercial, industrial and other	744	563,844	1,116	565,704	638	9,851	10,489
Construction	515	334,652	—	335,167	—	1,034	1,034
Equipment finance	—	121,096	—	121,096	—	5,120	5,120
Residential mortgage	736	390,853	—	391,589	—	3,885	3,885
Consumer	—	281,967	239	282,206	—	5,086	5,086
Total loans	$21,815	$5,962,239	$4,778	$5,988,832	$989	$59,400	$60,389

December 31, 2020	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non owner occupied commercial	$12,112	$2,382,717	$4,117	2,398,946	$355	$25,555	$25,910
Owner occupied commercial	16,547	809,935	610	827,092	96	3,859	3,955
Multifamily	—	813,225	—	813,225	—	7,253	7,253
Non owner occupied residential	1,459	198,334	436	200,229	43	3,278	3,321
Commercial, industrial and other	1,596	715,129	1,464	718,189	830	12,835	13,665
Construction	515	265,649	719	266,883	—	786	786
Equipment finance	—	116,690	—	116,690	—	6,552	6,552
Residential mortgage	1,490	375,482	408	377,380	—	3,623	3,623
Consumer	—	302,099	499	302,598	31	6,028	6,059
Total loans	$33,719	$5,979,260	$8,253	$6,021,232	$1,355	$69,769	$71,124
Allowance for Credit Losses - Securities
At June 30, 2021, the balance of the allowance for credit loss on available for sale and held to maturity securities was $21,000 and $137,000, respectively. At December 31, 2020, the Company reported an allowance for credit losses on available for sale securities of $2,000 and no allowance for credit losses on held to maturity securities. For the three months ended June 30, 2021, the Company recorded a benefit for credit losses on available for sale securities of $123,000 and a provision for credit losses on held to maturity securities of $137,000. For the six months ended June 30, 2021, the Company recorded a provision for credit losses of $19,000 and $137,000 on securities available for sale and held to maturity, respectively. The Company adopted ASU 2016-13 at December 31, 2020, and recorded an increase in the allowance for credit losses on securities of $30,000 effective January 1, 2020. Prior year disclosures have not been restated.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $4.1 million at June 30, 2021 and $3.3 million and December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off balance sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of the provision for credit losses.
The Company adopted ASU 2016-13 at December 31, 2020, and recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $489,000 effective January 1, 2020. Prior year disclosures have not been restated.
At June 30, 2021 and December 31, 2020, the balance of the allowance for credit losses for off-balance sheet exposures was $1.9 million and $2.6 million, respectively. The Company recorded benefits for credit losses on off-balance-sheet exposures of $659,000 and $635,000 for the second quarter of 2021 and for the six months ended June 30, 2021, respectively. In the second quarter of 2020, the Company recorded no provision for unfunded lending commitments and, for the six months ended June 30, 2020, recorded $210,000 of provision for unfunded lending commitments in other noninterest expense.
Note 6 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At June 30, 2021, the Company had lease liabilities totaling $16.8 million and right-of-use assets totaling $15.5 million related to these leases. At December 31, 2020, the Company had lease liabilities totaling $18.2 million and right-of-use assets totaling $16.8 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the six months ended June 30, 2021, the weighted average remaining lease term for operating leases was 9.56 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.44%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$829	$828	$1,658	$1,656
Variable lease cost	23	33	45	65
Sublease income	$(30)	$(30)	(61)	(61)
Net lease cost	$822	$831	$1,642	$1,660
The table below presents other information on the Company's operating leases:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,446	$1,386
Right-of-use asset obtained in exchange for new operating lease liabilities	109	548
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2021 or June 30, 2020. At June 30, 2021, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2021 are as follows:

(in thousands)
Within one year	$3,156
After one year but within three years	5,139
After three years but within five years	4,000
After five years	7,839
Total undiscounted cash flows	20,134
Discount on cash flows	(3,287)
Total lease liability	$16,847
Note 7 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	June 30, 2021		December 31, 2020

Noninterest-bearing demand	$1,683,887	25.1%	$1,510,224	23.4%
Interest-bearing checking	2,088,282	31.1%	2,057,052	31.9%
Money market	1,468,822	21.9%	1,225,890	19.0%
Savings	641,605	9.5%	584,361	9.1%
Certificates of deposit $250 thousand and under	685,583	10.2%	895,056	13.8%
Certificates of deposit over $250 thousand	146,856	2.2%	183,200	2.8%
Total deposits	$6,715,035	100.0%	$6,455,783	100.0%
At June 30, 2021, certificates of deposit totaling $154.0 million were obtained through brokers, while $236.7 million of certificates of deposit at December 31, 2020 were obtained through brokers.
Note 8 – Borrowings
Overnight and Short-Term Borrowings
At June 30, 2021, the Company had no overnight and short-term borrowings from the FHLB, while these borrowings totaled $100.0 million at December 31, 2020. In addition, there were no overnight and short-term borrowings from correspondent banks at either June 30, 2021 or December 31, 2020. At June 30, 2021, Lakeland had overnight and short-term federal funds lines available to borrow up to $215.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2021 or December 31, 2020.
Other short-term borrowings at June 30, 2021 and December 31, 2020 consisted of short-term securities sold under agreements to repurchase of $100.2 million and $69.6 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of June 30, 2021, the Company had $107.4 million in agency and mortgage-backed securities pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
An advance from the FHLB totaled $25.0 million at both June 30, 2021 and December 31, 2020, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties. In the first quarter of 2020, the Company repaid two advances totaling $10.0 million and recorded $356,000 in long-term debt prepayment fees.

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
Restricted Stock
The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2021	23,910	$14.77
Granted	16,028	13.72
Vested	(13,092)	16.87
Outstanding, June 30, 2021	26,846	$13.13
In the first six months of 2021, the Company granted 16,028 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In the first six months of 2020, the Company granted 13,041 shares of restricted stock to non-employee directors at a grant date fair value of $16.87 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $220,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $88,000 and $55,000 for the second quarter of 2021 and 2020, respectively. Share-based compensation expense on restricted stock for the six months ended June 30, 2021 and 2020 was $176,000 and $109,000, respectively. As of June 30, 2021, there was unrecognized compensation cost of $154,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.49 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2021	372,552	$16.63
Granted	368,516	16.92
Vested	(139,133)	18.19
Forfeited	(6,625)	15.28
Outstanding, June 30, 2021	595,310	$16.46
In the first six months of 2021, the Company granted 368,516 RSUs under the Plan at a weighted average grant date fair value of $16.92 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on RSUs issued in the first six months of 2021 is expected to average approximately $2.1 million per year over a three-year period. In the first six months of 2020, the Company granted 172,169 RSUs under the Plan at a weighted average grant date fair value of $15.47 per share. Compensation expense on these RSUs is expected to average approximately $888,000 per year over a three-year period.
For the second quarter of 2021 and 2020, the Company recognized share-based compensation expense on RSUs of $901,000 and $558,000, respectively. Share-based compensation expense on RSUs of $2.0 million and $1.4 million was recognized for the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation expense related to RSUs was approximately $6.7 million as of June 30, 2021, and that cost is expected to be recognized over a period of 1.53 years.

Stock Options
A summary of the activity under the Company’s stock option plans as of June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,764	$6.94	1.07	$15,934
Exercised	(2,764)	6.94
Outstanding, June 30, 2021	—	$—	0.00	$—
Options exercisable at June 30, 2021	—	$—	0.00	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.
There were no stock option grants in the first six months of 2021 or 2020. The 2,764 stock options exercised during the first six months of 2021 resulted in $19,000 in cash receipts. No stock options were exercised during the first six months of 2020. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2021.
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

The following table sets forth the components of noninterest income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Service charges on deposit accounts:
Debit card interchange income	$1,608	$1,215	$3,018	$2,438
Overdraft charges	551	449	1,138	1,402
ATM service charges	172	62	315	229
Demand deposit fees and charges	100	131	241	265
Savings service charges	14	18	29	41
Total	2,445	1,875	4,741	4,375
Commissions and fees:
Loan fees	484	213	991	553
Wire transfer charges	375	341	750	649
Investment services income	474	316	837	839
Merchant fees	258	166	459	414
Commissions from sales of checks	75	60	153	143
Safe deposit income	79	85	158	171
Other income	42	36	89	87
Total	1,787	1,217	3,437	2,856
Gains on sales of loans	607	710	1,315	1,125
Swap income	72	767	634	3,610
Other Income:
Title insurance income	31	84	44	80
Other income	81	73	163	170
Total	112	157	207	250
Revenue not from contracts with customers	246	755	694	1,276
Total Noninterest Income	$5,269	$5,481	$11,028	$13,492
Timing of Revenue Recognition:
Products and services transferred at a point in time	5,019	4,708	10,311	12,179
Products and services transferred over time	4	18	23	37
Revenue not from contracts with customers	246	755	694	1,276
Total Noninterest Income	$5,269	$5,481	$11,028	$13,492

Note 11 - Other Operating Expenses

The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Consulting and advisory board fees	831	1,186	1,354	1,822
ATM and debit card expense	611	536	1,215	1,123
Telecommunications expense	517	454	1,039	898
Marketing expense	427	232	745	459
Core deposit intangible amortization	221	261	447	526
Other real estate owned and other repossessed assets expense	—	43	—	55
Long-term debt prepayment fee	—	—	—	356
Other operating expenses	3,085	3,103	5,993	6,406
Total other operating expense	$5,692	$5,815	$10,793	$11,645
Note 12 – Comprehensive Income
The components of other comprehensive income are as follows:

	For the Three Months Ended
	June 30, 2021			June 30, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding gains arising during period	$9,729	$(2,616)	$7,113	$3,329	$(817)	$2,512
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—
Net unrealized gains	9,729	(2,616)	7,113	3,329	(817)	2,512
Unrealized gains (losses) on derivatives	68	(145)	(77)	(51)	15	(36)
Other comprehensive income net	$9,797	$(2,761)	$7,036	$3,278	$(802)	$2,476

	For the Six Months Ended
	June 30, 2021			June 30, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding (losses) gains arising during period	$(8,908)	$2,886	$(6,022)	$13,124	$(3,328)	$9,796
Reclassification adjustment for net gains arising during the period	—	—	—	(342)	88	(254)
Net unrealized (losses) gains	(8,908)	2,886	(6,022)	12,782	(3,240)	9,542
Unrealized gains (losses) on derivatives	135	(165)	(30)	(528)	155	(373)
Other comprehensive (losses) income, net	$(8,773)	$2,721	$(6,052)	$12,254	$(3,085)	$9,169

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Gains on Available for Sale Securities	Unrealized (Losses) on Derivatives	Pension Items	Total
Beginning balance	$(1,733)	$72	$(30)	$(1,691)	$8,966	$(20)	$(5)	$8,941
Net current period other comprehensive (loss) income	7,113	(77)	—	7,036	2,512	(36)	—	2,476
Ending balance	$5,380	$(5)	$(30)	$5,345	$11,478	$(56)	$(5)	$11,417

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020

(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Gains on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$11,402	$25	$(30)	$11,397	$1,936	$317	$(5)	$2,248
Other comprehensive (loss) income before classifications	(6,022)	(30)	—	(6,052)	9,796	(373)	—	9,423
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(254)	—	—	(254)
Net current period other comprehensive (loss) income	(6,022)	(30)	—	(6,052)	9,542	(373)	—	9,169
Ending balance	$5,380	$(5)	$(30)	$5,345	$11,478	$(56)	$(5)	$11,417
Note 13 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $53.8 million and $83.2 million, respectively, in investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at June 30, 2021 and December 31, 2020.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2021, the Company did not record any hedge ineffectiveness. The Company recognized $134,000 of accumulated other comprehensive loss that was reclassified into interest expense for the first six months of 2021 and $74,000 of accumulated other comprehensive income that was reclassified into interest expense for same period in 2020. On June 30, 2021, $20.0 million in notional value of the swaps matured. The remaining $10.0 million matures on August 1, 2021.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. Until maturity in 2021, the Company estimates that $8,000 will be reclassified as an increase to interest expense should the rate environment remain the same.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$265,427	8.7	3.08%	1 Mo. LIBOR + 2.28	$6,968
Customer interest rate swaps	721,962	8.3	3.90%	1 Mo. LIBOR + 1.93	47,244
Classified in Other Liabilities:
Customer interest rate swaps	$265,427	8.7	3.08%	1 Mo. LIBOR + 2.28	$(6,968)
3rd Party interest rate swaps	721,962	8.3	3.90%	1 Mo. LIBOR + 1.93	(47,244)
Interest rate swap (cash flow hedge)	10,000	0.1	1.10%	3 Mo. LIBOR	(8)

December 31, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	$503
Customer interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	80,231
Classified in Other Liabilities:
Customer interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	(503)
3rd party interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	(80,231)
Interest rate swap (cash flow hedge)	30,000	0.5	1.10%	3 Mo. LIBOR	(143)
Note 14 – Goodwill and Intangible Assets
The Company had goodwill of $156.3 million at both June 30, 2021 and December 31, 2020. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three and six months ended June 30, 2021, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2021 and 2020.
The Company had core deposit intangibles of $2.8 million and $3.3 million at June 30, 2021 and December 31, 2020, respectively. Amortization of core deposit intangible totaled $221,000 and $261,000 for the second quarters of 2021 and 2020, respectively and $447,000 and $526,000 for the six months of 2021 and 2020, respectively. The estimated future amortization expense for the remainder of 2021 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2021	$421
2022	711
2023	554
2024	425
2025	317
2026	210

Note 15 – Fair Value Measurement and Fair Value of Financial Instruments
Fair Value Measurement
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
The Company’s assets that are measured at fair value on a recurring basis are its investment securities available for sale and its interest rate swaps. The Company obtains fair values on its securities using information from a third-party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third-party pricing service. This review includes a comparison to non-binding third-party quotes.
The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2021 and during 2020, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2021
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$22,794	$83,650	$—	$106,444
Mortgage-backed securities, residential	—	314,868	—	314,868
Collateralized mortgage obligations, residential	—	187,926	—	187,926
Mortgage-backed securities, multifamily	—	1,900	—	1,900
Collateralized mortgage obligations, multifamily	—	29,879	—	29,879
Asset-backed securities	—	47,236	—	47,236
Obligations of states and political subdivisions	—	265,251	—	265,251
Debt securities	—	35,169	—	35,169
Total securities available for sale	22,794	965,879	—	988,673
Equity securities, at fair value	—	15,440	—	15,440
Derivative assets	—	54,212	—	54,212
Total Assets	$22,794	$1,035,531	$—	$1,058,325
Liabilities:
Derivative liabilities	$—	$54,220	$—	$54,220
Total Liabilities	$—	$54,220	$—	$54,220
December 31, 2020
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$9,392	$55,610	$—	$65,002
Mortgage-backed securities, residential	—	228,156	—	228,156
Collateralized mortgage obligations, residential	—	209,038	—	209,038
Mortgage-backed securities, multifamily	—	1,944	—	1,944
Collateralized mortgage obligations, multifamily	—	41,535	—	41,535
Asset-backed securities	—	40,690	—	40,690
Obligations of states and political subdivisions	—	233,710	—	233,710
Debt securities	—	35,671	—	35,671
Total securities available for sale	9,392	846,354	—	855,746
Equity securities, at fair value	—	14,694	—	14,694
Derivative assets	—	80,734	—	80,734
Total Assets	$9,392	$941,782	$—	$951,174
Liabilities:
Derivative liabilities	$—	$80,877	$—	$80,877
Total Liabilities	$—	$80,877	$—	$80,877

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
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2021
Assets:
Individually evaluated loans	$—	$—	$5,767	$5,767
Properties held for sale	—	—	746	746

December 31, 2020
Assets:
Individually evaluated loans	$—	$—	$2,417	$2,417
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
The estimation methodologies used, the estimated fair values and recorded book balances at June 30, 2021 and December 31, 2020, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of June 30, 2021 and December 31, 2020:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Financial Assets:
Investment securities held to maturity, net	$94,278	$96,174	$—	$95,755	$419
Federal Home Loan Bank and other membership bank stocks	9,210	9,210	—	9,210	—
Loans, net	5,928,443	5,934,005	—	—	5,934,005
Financial Liabilities:
Certificates of deposit	832,439	828,779	—	828,779	—
Other borrowings	25,000	24,928	—	24,928	—
Subordinated debentures	113,045	110,902	—	—	110,902
December 31, 2020
Financial Assets:
Investment securities held to maturity	$90,766	$93,868	$—	$93,868	$—
Federal Home Loan Bank and other membership bank stocks	11,979	11,979	—	11,979	—
Loans, net	5,950,108	5,939,413	—	—	5,939,413
Financial Liabilities:
Certificates of deposit	1,078,256	1,077,620	—	1,077,620	—
Other borrowings	25,000	25,206	—	25,206	—
Subordinated debentures	118,257	118,208	—	—	118,208

Note 16 – Subsequent Event
On July 11, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with 1st Constitution Bancorp pursuant to which 1st Constitution Bancorp (parent company of 1st Constitution Bank) will merge with and into the Company and 1st Constitution Bank will merge with and into Lakeland Bank. The merger agreement provides that the shareholders of 1st Constitution Bancorp will receive for each outstanding share of 1st Constitution Bancorp common stock that they own at the effective time of the merger, 1.3577 shares of Lakeland Bancorp, Inc. common stock. The Company expects to issue an aggregate of approximately 14.0 million shares of its common stock in the merger. As of July 11, 2021, the transaction is valued at approximately $244.4 million on a fully diluted basis. As of March 31, 2021, 1st Constitution Bancorp had consolidated total assets, total loans, total deposits and total stockholders' equity of $1.81 billion, $1.31 billion, $1.56 billion and $191.3 million, respectively. 1st Constitution Bancorp had net income of $4.9 million for the three months ended March 31, 2021.
The transaction has been approved by the boards of directors of the Company and 1st Constitution Bancorp. Subject to the approval of the shareholders of both the Company and 1st Constitution Bancorp, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the fourth quarter of 2021 or first quarter of 2022.
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
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and equipment financing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; and failure to realize anticipated efficiencies and synergies from the merger of 1st Constitution Bancorp into Lakeland Bancorp and the merger of 1st Constitution Bank into Lakeland Bank
The above-listed risk factors are not exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause the Company’s actual results to be materially different than those described in the Company’s periodic filings with the Securities and Exchange Commission. Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.
Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland and its subsidiaries, including Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All intercompany balances and transactions have been eliminated.
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

Executive Summary
The COVID-19 pandemic and the impact of restrictive measures taken by governments, businesses and individuals have caused unprecedented uncertainty, volatility and disruption in the financial markets and in consumer and commercial behaviors in the United States and in the markets we serve. As restrictive measures are eased during 2021, the economy has begun to improve. We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, our customers and the communities we serve.
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
Financial Overview
For the second quarter of 2021, the Company reported net income of $27.4 million and earnings per diluted share of $0.53 compared to net income of $11.9 million and earnings per diluted share of $0.23 for the second quarter of 2020. For the second quarter of 2021, annualized return on average assets was 1.41%, annualized return on average common equity was 14.07% and annualized return on average tangible common equity was 17.67% compared to 0.67%, 6.42%, and 8.19%, respectively, for the second quarter of 2020.
For the six months ended June 30, 2021 the Company reported net income of $50.6 million, compared to $24.2 million for the same period in 2020. For the six months ended June 30, 2021, the Company reported earnings per diluted share of $0.98, compared to $0.47 earnings per diluted share reported for the first six months of 2020. For the first six months of 2021, annualized return on average assets was 1.32%, annualized return on average common equity was 13.15%, and annualized return on average tangible common equity was 16.55% compared to 0.71%, 6.59% and 8.42%, respectively, for the same period in 2020.
The second quarter and year-to-date 2021 results were favorably impacted by benefits for credit losses of $6.0 million and $8.6 million, respectively, compared to provisions of $9.0 million and $18.2 million for the same periods last year. The benefit for credit losses was due primarily to an improvement in forecasted macroeconomic conditions and continued strength in asset quality.
Net interest margin for the second quarter of 2021 of 3.27% increased 21 and 8 basis points, respectively, from the second quarter of 2020 and the first quarter of 2021. Net interest margin for the first six months of 2021 of 3.23% compared to 3.16% for the same period in 2020. The increase in net interest margin compared to the second quarter 2020 and year-to-date 2020 was due primarily to a decrease in the cost of interest bearing liabilities, while the increase in net interest margin compared to the linked quarter was due primarily to an increase in the yield on interest-earning assets as well as a reduction in the cost of interest-bearing liabilities.
Total loans, net of deferred fees, decreased $32.4 million to $5.99 billion during the first six months of 2021.
Total deposits increased $259.3 million, or 4%, during the first six months of 2021, to $6.72 billion.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020
Net Income
Net income was $27.4 million or $0.53 per diluted share, for the second quarter of 2021 compared to net income of $11.9 million or $0.23 per diluted share, for the second quarter of 2020. The increase in net income compared to the second quarter of 2020 was due primarily to a benefit for credit losses mentioned above.
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
Net interest income on a tax equivalent basis for the second quarter of 2021 was $59.9 million, compared to $50.6 million for the second quarter of 2020. The increase in net interest income compared to the second quarter of 2020 was due primarily to a reduction in the cost of interest-bearing deposits as well as growth in the volume of interest-earning assets. The net interest margin increased to 3.27% in the second quarter of 2021 from 3.06% in the second quarter of 2020 primarily as a result of a decrease in the cost of interest-bearing liabilities. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended June 30, 2021 and June 30, 2020 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$6,080,408	$60,529	3.99%	$5,572,865	$55,825	4.03%
Taxable investment securities and other	938,632	4,029	1.72%	825,465	4,763	2.31%
Tax-exempt securities	127,454	798	2.50%	65,572	442	2.70%
Federal funds sold (2)	196,458	52	0.11%	187,091	36	0.08%
Total interest-earning assets	7,342,952	65,408	3.57%	6,650,993	61,066	3.69%
Noninterest-earning assets:
Allowance for credit losses	(67,214)			(52,099)
Other assets	508,647			538,635
TOTAL ASSETS	$7,784,385			$7,137,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$639,540	$84	0.05%	$525,224	$86	0.07%
Interest-bearing transaction accounts	3,495,610	2,805	0.32%	2,908,299	3,956	0.55%
Time deposits	880,079	1,349	0.61%	1,093,760	4,052	1.48%
Borrowings	225,487	1,263	2.22%	356,598	2,360	2.62%
Total interest-bearing liabilities	5,240,716	5,501	0.42%	4,883,881	10,454	0.86%
Noninterest-bearing liabilities:
Demand deposits	1,660,825			1,364,785
Other liabilities	101,545			146,813
Stockholders' equity	781,299			742,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,784,385			$7,137,529
Net interest income/spread		59,907	3.15%		50,612	2.83%
Tax equivalent basis adjustment		167			93
NET INTEREST INCOME		$59,740			$50,519
Net interest margin (3)			3.27%			3.06%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $4.3 million from $61.1 million in the second quarter of 2020 to $65.4 million in the second quarter of 2021. The impact of the 12 basis point reduction in the yield on interest-earning assets was offset by growth in the volume of interest-earning assets. Average loans increased $507.5 million compared to the second quarter of 2020 while the yield on average loans decreased 4 basis points to 3.99% in the second quarter of 2021 from the second quarter of 2020. Total average taxable investment securities increased $113.2 million to $938.6 million for the second quarter of 2021 from the second quarter of 2020, while average tax-exempt securities increased $61.9 million to $127.5 million for the same periods. The yield on average taxable investment securities decreased 59 basis points from the second quarter of 2020 to 1.72% for the second quarter of 2021, while the yield on average tax-exempt investment securities decreased 20 basis points to 2.50%. Average federal funds sold in the second quarter of 2021 increased $9.4 million compared to the second quarter of 2020, while the yield increased 3 basis points to 0.11% for the second quarter of 2021.
Total interest expense of $5.5 million in the second quarter of 2021 was $5.0 million less than the $10.5 million reported for the same period in 2020. Total average interest-bearing liabilities increased $356.8 million primarily as a result of organic growth while the cost of average interest-bearing liabilities decreased from 0.86% in the second quarter of 2020 to 0.42% in the second quarter of 2021 largely driven by reductions in market interest rates and a change in mix of interest-bearing liabilities. For the second quarter of 2021, lower costing average savings and interest bearing transaction account balances increased $114.3 million and $587.3 million, respectively, while the cost decreased by 2 basis points and 23 basis points when compared to the same period in 2020. Higher cost average time deposits and borrowings balances decreased $213.7 million and $131.1 million, respectively, in the second quarter of 2021 when compared to the second quarter of 2020 while the cost decreased 87 and 40 basis points, respectively. In 2020, the Company repaid a total of $165.8 million in FHLB advances and federal funds purchased have been lower in 2021, as the increase in deposits has provided liquidity.
Provision for Credit Losses
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost at December 31, 2020, effective January 1, 2020. The Company applied the standard's provisions as a cumulative-effect adjustment of $3.4 million to retained earnings as of January 1, 2020. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including investments, loans and certain off-balance-sheet credit exposures, measured at amortized cost. Quarterly amounts for the second quarter of 2020 do not reflect the adoption of ASU 2016-13.
In determining the allowance for credit losses on investments, loans and off-balance-sheet credit exposures, management measures expected credit losses based on relevant information about past events, current conditions, reasonable and supportable forecasts, prepayments and future economic conditions. The key assumptions of the methodology include the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The Company uses its best judgment to assess economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes in underlying external or internal data.
In the second quarter of 2021, a $6.0 million benefit for credit losses was recorded, compared to a $9.0 million provision for credit losses for the same period last year. The benefit is comprised of a benefit for credit losses on loans of $5.3 million, a benefit for the provision on off-balance-sheet exposures of $659,000 and a provision for credit losses on securities of $14,000. The benefit for credit losses on loans was due primarily to an improvement in forecasted macroeconomic conditions and continued strength in asset quality of loans. The Company recorded loan charge-offs of $1.9 million and recoveries on loans of $312,000 in the second quarter of 2021 compared to loan charge-offs of $141,000 and loan recoveries of $96,000 in the second quarter of 2020. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income decreased $212,000 to $5.3 million for the second quarter of 2021 compared to $5.5 million during the same period in 2020. Service charges on deposit accounts for the second quarter of 2021 increased $570,000 compared to the second quarter of 2020 due primarily to changes in customer behavior related to the pandemic. Commissions and fees for the second quarter of 2021 increased $559,000 compared to the second quarter of 2020 due primarily to increases in commercial loan fees and investment commission income. Gains on equity securities and gains on sales of loans decreased $187,000 and $103,000, respectively, for the second quarter of 2021 compared to the same period in 2020. The decrease in gains on sales of loans was driven primarily by a reduction in volume and the Company retaining more mortgages in portfolio. Swap income decreased $695,000 compared to the second quarter of 2020 due primarily to changes to the yield curve which makes new swap agreements less attractive. Other income decreased $343,000 due primarily to a $400,000 impairment on a branch location held for sale.

Noninterest Expense
Noninterest expense in the second quarter of 2021 totaled $34.1 million compared to $31.5 million reported for the same quarter of 2020, an increase of $2.6 million. Compensation and employee benefit expense for the second quarter of 2021 increased $1.9 million, or 10%, when compared to the same quarter of 2020 as a result of staff additions and normal merit increases. Premises and equipment increased $807,000 compared to the second quarter of 2020 predominately driven by an increase in costs associated with the Company's digital strategy initiative. FDIC insurance expense totaled $621,000 for the second quarter of 2021, an increase of $171,000 compared to the same period in 2020 resulting primarily from deposit growth. Other operating expenses in the second quarter of 2021 were $123,000 less than the same period in 2020. Within other operating expenses, consulting fees decreased $355,000 due primarily to costs associated with the Company's digital strategy incurred in the second quarter of 2020, while marketing expense increased $195,000 due primarily to marketing initiatives initially planned for the second quarter of 2020 that were delayed due to the pandemic.
The Company’s efficiency ratio, a non-GAAP financial measure, was 51.98% in the second quarter of 2021, compared to 55.62% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
(dollars in thousands)	2021	2020

Total noninterest expense	$34,097	$31,462
Amortization of core deposit intangibles	(221)	(261)
Noninterest expense, as adjusted	$33,876	$31,201

Net interest income	$59,740	$50,519
Noninterest income	5,269	5,481
Total revenue	65,009	56,000
Tax-equivalent adjustment on municipal securities	167	93
Gains on sales of investment securities	(9)	—
Total revenue, as adjusted	$65,167	$56,093
Efficiency ratio	51.98%	55.62%
Income Tax Expense
The effective tax rate in the second quarter of 2021 was 25.7% compared to 23.7% during the same period in 2020 primarily as a result of tax advantaged items declining as a percentage of pretax income due to the increase in pretax income.
Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020
Net Income
Net income was $50.6 million, or $0.98 per diluted share, for the first six months of 2021 compared to net income of $24,243, or $0.47 per diluted share, for the first six months of 2020. Net income increased primarily as a result of the $8.6 million benefit for credit losses recorded in the first half of 2021 mentioned in the highlights section.
Net Interest Income
Net interest income on a tax equivalent basis for the first six months of 2021 was $116.8 million, compared to $100.6 million for the first six months of 2020. The increase in net interest income was due primarily to a reduction in the cost of interest-bearing deposits as well as growth in the volume of interest-earning assets. The net interest margin of 3.23% in the first six months of 2021 compared to 3.16% for the same period in 2020. The increase in net interest margin resulted primarily from a 55 basis point decrease in the cost of interest-bearing liabilities. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the six months ended June 30, 2021 and June 30, 2020 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$6,085,057	$119,307	3.95%	$5,390,481	$113,682	4.24%
Taxable investment securities and other	910,187	8,010	1.76%	821,304	9,992	2.43%
Tax-exempt securities	124,769	1,573	2.52%	64,208	862	2.69%
Federal funds sold (2)	166,843	89	0.11%	116,005	195	0.34%
Total interest-earning assets	7,286,856	128,979	3.57%	6,391,998	124,731	3.92%
Noninterest-earning assets:
Allowance for loan losses	(69,767)			(46,360)
Other assets	527,625			505,777
TOTAL ASSETS	$7,744,714			$6,851,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$622,331	$162	0.05%	$511,011	$171	0.07%
Interest-bearing transaction accounts	3,442,116	5,672	0.33%	2,869,539	10,782	0.76%
Time deposits	962,042	3,528	0.73%	983,379	8,004	1.63%
Borrowings	221,144	2,819	2.54%	397,088	5,175	2.58%
Total interest-bearing liabilities	5,247,633	12,181	0.47%	4,761,017	24,132	1.02%
Noninterest-bearing liabilities:
Demand deposits	1,603,714			1,237,212
Other liabilities	117,559			113,801
Stockholders' equity	775,808			739,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,744,714			$6,851,415
Net interest income/spread		116,798	3.10%		100,599	2.91%
Tax equivalent basis adjustment		330			181
NET INTEREST INCOME		$116,468			$100,418
Net interest margin (3)			3.23%			3.16%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $124.7 million in the first six months of 2020 to $129.0 million in the first six months of 2021, an increase of $4.2 million, or 3%. The increase in interest income was primarily due to growth in the volume of interest-earning assets partially offset by a decline in the yield on interest-earning assets. Average federal funds sold increased $50.8 million in the first six months of 2021 compared to the same period in 2020, while the yield on federal funds sold decreased 23 basis points. Average loans increased $694.6 million compared to the first six months of 2020, while the yield on average loans at 3.95% in the first six months of 2021 was 29 basis points lower than the same period in 2020. Average taxable and tax-exempt investment securities increased $88.9 million and $60.6 million, respectively, for the first six months of 2021 compared to the same period in 2020, while the yield on average taxable and tax-exempt investment securities decreased 67 basis points and 17 basis points, respectively.
Total interest expense of $12.2 million in the first six months of 2021 was $12.0 million less than the $24.1 million reported for the same period in 2020. Total average interest-bearing liabilities increased $486.6 million, while the cost of average interest-bearing liabilities decreased from 1.02% in the first six months of 2020 to 0.47% in the first six months of 2021. The increase in the balance and reduction in cost of interest-bearing liabilities was due primarily to the same reasons discussed in the quarterly analysis. The cost of interest-bearing transaction accounts and time deposits decreased by 43 basis points and 90 basis points, respectively, while the cost of borrowings decreased 4 basis points compared to the first six months of 2020.
Provision for Credit Losses
In the first six months of 2021, a $8.6 million benefit for credit losses was recorded, compared to an $18.2 million provision for the same period last year. The benefit is comprised of a benefit for credit losses on loans of $8.1 million, a benefit for off-balance-sheet exposures of $635,000 and a provision for credit losses on securities of $156,000. The benefit for credit losses on loans was due primarily to the same reasons discussed in the quarterly comparison. The Company charged off $3.1 million and recovered $519,000 in the first six months of 2021 compared to $624,000 and $237,000, respectively, in the first six months of 2020. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $11.0 million in the first six months of 2021 decreased by $2.5 million from $13.5 million in the first six months of 2020 due primarily to a $3.0 million decrease in swap income resulting from the same reason discussed in the quarterly comparison. Service charges on deposit accounts and commissions and fees increased $366,000 and $517,000, respectively, compared to the first half of 2020 due to the same reasons discussed in the quarterly comparison. Losses on equity securities totaled $133,000 in the first six months of 2021 compared to losses of $455,000 in the first six months of 2020. Other income decreased $497,000 due primarily to the same reason discussed in the quarterly comparison. Additionally, the first half of 2020 included gains on sales of investment securities of $342,000 compared to $9,000 for the same period in 2021.
Noninterest Expense
Noninterest expense in the first six months of 2021 totaled $68.0 million, which was $4.0 million greater than the $64.0 million reported for the first six months of 2020. Compensation and employee benefit expense and premises and equipment expense increased $2.7 million and $1.7 million, respectively, compared to the first half of 2020 due to the same reasons discussed in the quarterly comparison. FDIC insurance expense in the first six months of 2021 increased $584,000 due primarily to deposit growth and assessment credits recorded in the first half of 2020. Other operating expenses decreased $852,000 in the first half of 2021 compared to the same period in 2020 due primarily to a decrease in consulting and professional fees. Additionally, other operating expenses in the first half of 2020 included a long-term debt prepayment fee of $356,000 resulting from the payoff of $10.0 million in Federal Home Loan Bank debt yielding 2.89% The Company’s efficiency ratio, a non-GAAP financial measure, was 52.85% in the first six months of 2021, compared to 55.46% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020

Total noninterest expense	$68,000	$63,966
Amortization of core deposit intangibles	(447)	(526)
Long-term debt prepayment fee	—	(356)
Noninterest expense, as adjusted	$67,553	$63,084

Net interest income	$116,468	$100,418
Noninterest income	11,028	13,492
Total revenue	127,496	113,910
Tax-equivalent adjustment on municipal securities	330	181
Gains on sales of investment securities	(9)	(342)
Total revenue, as adjusted	$127,817	$113,749
Efficiency ratio	52.85%	55.46%
Income Tax Expense
The effective tax rate in the first six months of 2021 was 25.7% compared to 23.6% during the same period last year due primarily to tax advantaged items declining as a percentage of pretax income resulting from the increase in pretax income.
Financial Condition
The Company’s total assets increased $189.9 million from December 31, 2020, to $7.85 billion at June 30, 2021. Total loans, net of deferred fees, were $5.99 billion, a decrease of $32.4 million or 1% from $6.02 billion at December 31, 2020. Total deposits were $6.72 billion, an increase of $259.3 million, or 4%, from December 31, 2020, while total borrowings decreased $74.6 million to $238.2 million at June 30, 2021.
Loans
Emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic was provided by the form of the CARES Act, which was signed into law on March 27, 2020, and the CAA, which was signed into law on December 27, 2020. The programs provided funding for the Small Business Administration ("SBA") to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans under both programs. The SBA guarantees 100% of the PPP loans made to eligible borrowers with loan forgiveness under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for payroll and other qualifying expenses. In addition, Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (the “Revised Statement”), dated April 17, 2020, included criteria that enable financial institutions to exclude from TDR status loans that are modified for customers affected by COVID-19. The Company elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement.
The information below for June 30, 2021 and December 31, 2020 is presented in accordance with ASU 2016-13. At the time of adoption of ASU 2016-13, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 in Notes to the Consolidated Financial Statements in the Company's December 31, 2020 Annual Report on Form 10-K for a full description of the segments. The Company did not reclassify comparative financial periods prior to December 31, 2020 and has presented those disclosures under previously applicable U.S. GAAP.
The amortized cost of loans totaled $5.99 billion at June 30, 2021 and decreased $32.4 million compared to December 31, 2020, primarily due to a decrease in commercial, industrial and other loans of $152.5 million. Included in the commercial, industrial and other category was a net decrease in PPP loans of $77.6 million compared to December 31, 2020. Partially offsetting the year-to-date decrease in commercial, industrial and other loans was commercial loans secured by real estate and construction loans which increased $53.6 million and $68.3 million, respectively. For more information on the loan portfolio, see Note 4 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Non-performing assets, including PCD loans, decreased from $42.8 million at December 31, 2020 to $22.6 million at June 30, 2021. The Company sold approximately $15.1 million in non-performing loans during the first half of 2021 and recorded charge-offs of $1.2 million on the sales. Non-accrual loans in the non owner occupied and owner occupied commercial loans secured by real estate categories decreased $5.1 million and $7.1 million, respectively. The percentage of non-performing assets to total assets was 0.29% at June 30, 2021 compared to 0.56% at December 31, 2020. Non-accrual loans at June 30, 2021 included three loan relationships with a balance of $1 million or greater, totaling $14.1 million and four loan relationships between $500,000 and $1.0 million, totaling $2.2 million. At June 30, 2021, there were no loans that were past due more than 89 days and still accruing and at December 31, 2020, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing.
Troubled debt restructurings ("TDR") are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. The CARES Act provided relief from TDR classification for certain loan modification related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. In December 2020, the CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected these provisions of the CARES Act and CAA and excluded modified loans that met the required guidelines for relief from its TDR classification. On June 30, 2021, the Company had $3.6 million in loans that were troubled debt restructurings and accruing interest income compared to $3.9 million at December 31, 2020. These loans are expected to be able to perform under the modified terms of the loan. At June 30, 2021 and December 31, 2020, the Company had $812,000 and $1.1 million, respectively, in troubled debt restructurings that were included in non-accrual loans.
Since the end of March 2020, the Company has been working with borrowers negatively impacted by the COVID-19 pandemic. At June 30, 2021, there were no loans on payment deferral compared to $9.7 million, or 0.2% of total loans at December 31, 2020. At June 30, 2021 CARES Act modifications totaled $60.9 million compared to $40.0 million at December 31, 2020.
At June 30, 2021 and December 31, 2020, the Company had $126.2 million and $139.4 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at June 30, 2021, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for credit losses on loans
The Company adopted ASU 2016-13, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.

The overall balance of the allowance for credit losses on loans of $60.4 million at June 30, 2021 decreased $10.7 million from December 31, 2020, a decrease of 15% due primarily to an improvement in forecasted macroeconomic conditions and continued strength in asset quality. The change in the allowance within loan segments during the two comparable periods is principally due to changes in the Company's level of loan growth and the impact of changes in various economic factors on particular segments.
The following table sets forth for the periods presented, the historical relationships among the allowance for credit losses on loans, the (benefit) provision for credit losses on loans, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2020
Allowance balance, beginning of the year	$71,124	$40,003	$40,003
Impact of adopting ASU 2016-13 (1)	—	—	6,656
Loans charged off:
Non-owner occupied commercial	$(2,243)		$(53)
Owner occupied commercial	(78)		(369)
Multifamily	—		—
Non-owner occupied residential	(212)		—
Total commercial, secured by real estate (1)	(2,533)	(169)	(422)
Commercial, industrial and other	(375)	—	(814)
Construction	—	—	(77)
Equipment finance	(104)	(98)	(284)
Residential Mortgage	(36)	(116)	(116)
Consumer	(84)	(241)	(340)
Total loans charged off	(3,132)	(624)	(2,053)
Recoveries:
Non-owner occupied commercial	$3		$29
Owner occupied commercial	17		21
Multifamily	—		—
Non-owner occupied residential	13		22
Total commercial, secured by real estate (1)	33	47	72
Commercial, industrial and other	149	43	207
Construction	67	48	100
Equipment finance	17	38	65
Residential Mortgage	176	20	21
Consumer	77	41	76
Total recoveries	519	237	541
Net recoveries (charge-offs)	(2,613)	(387)	(1,512)
(Benefit) provision for credit losses on loans	(8,122)	18,223	25,977
Allowance balance, end of year	$60,389	$57,839	$71,124
Net charge-offs as a percentage of average loans outstanding	0.09%	0.01%	0.03%
Allowance for credit losses on loans as a percentage of total loans outstanding	1.01%	1.00%	1.18%
Allowance for credit losses on loans as a percentage of non-accrual loans	267.03%	176.05%	166.32%
Non-accrual loans to total loans outstanding	0.38%	0.57%	0.71%
(1) Periods prior to December 31, 2020 do not reflect the adoption of ASU 2016-13.

Non-accrual loans of $22.6 million at June 30, 2021 decreased $20.1 million from December 31, 2020. The allowance for credit losses as a percent of total loans was 1.01% at June 30, 2021 compared to 1.18% at December 31, 2020. The decrease in the allowance for credit losses as a percent of total loans was primarily due to the $8.6 million benefit for credit losses recorded in the first half of 2021 resulting primarily from improvement in forecasted macroeconomic conditions and strength in asset quality. Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at June 30, 2021.
Investment Securities
Investment securities totaled $1.08 billion at June 30, 2021 increasing $136.4 million compared to $946.5 million at December 31, 2020. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 3 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $6.46 billion at December 31, 2020 to $6.72 billion at June 30, 2021, an increase of $259.3 million, or 4%. Savings and interest-bearing transaction accounts increased $331.4 million due primarily to an increase in money market deposit accounts resulting from increased marketing efforts and a change in customer behavior towards more traditional banking alternatives in the current economy. Noninterest-bearing deposits increased $173.7 million during the first half of 2021 due primarily to organic growth. Time deposits decreased $245.8 million in the first half due to a decline in brokered deposits and a change in customer preferences in the low interest rate environment from term deposits to deposits that are available on demand.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $46.1 million for the first six months of 2021 compared to $57.9 million for the same period in 2020.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2021, Lakeland’s deposits increased $259.3 million compared to an increase of $831.9 million during the first six months of 2020.
•Sales of securities. At June 30, 2021 the Company had $988.7 million in securities designated “available for sale.” Of these securities, $582.0 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2021. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million, of which none were outstanding at June 30, 2021. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2021.
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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2021 follows.
Cash and cash equivalents totaling $375.4 million on June 30, 2021 increased $105.3 million from December 31, 2020. Operating activities provided $46.1 million in net cash. Investing activities used $111.9 million in net cash, primarily reflecting an increase in investment securities available for sale. Financing activities provided $171.1 million in net cash primarily reflecting the net increase in deposits of $259.3 million, partially offset by a $69.4 million decrease in federal funds purchased and securities sold under agreements to repurchase. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2021. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$20,134	$3,156	$5,139	$4,000	$7,839
Benefit plan commitments	4,720	397	810	745	2,768
Remaining contractual maturities of time deposits	832,439	665,173	152,200	15,066	—
Subordinated debentures	113,045	—	—	7,675	105,370
Loan commitments	1,207,761	868,402	164,214	27,315	147,830
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	34,243	5,426	10,853	10,216	7,748
Standby letters of credit	20,241	19,318	923	—	—
Total	$2,257,583	$1,561,872	$334,139	$90,017	$271,555
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.93%.
Capital Resources
Total stockholders’ equity increased to $796.7 million on June 30, 2021 from $763.8 million on December 31, 2020, an increase of $32.9 million. Book value per common share increased to $15.74 on June 30, 2021 from $15.13 on December 31, 2020. Tangible book value per share increased from $11.97 per share on December 31, 2020 to $12.60 per share on June 30, 2021, an increase of 5%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2020 to June 30, 2021 was primarily due to $50.6 million of net income, partially offset by other comprehensive loss of $6.1 million and by the payment of cash dividends on common stock of $13.2 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of June 30, 2021, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of June 30, 2021, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
The Company	8.70%	8.37%	10.29%	9.73%	10.78%	10.22%	13.11%	12.84%
Lakeland Bank	9.19%	9.04%	11.39%	11.03%	11.39%	11.03%	12.39%	12.22%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Calculation. Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. The Company and Lakeland Bank elected not to use the Community Bank Leverage Ratio framework.
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

(dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$796,676	$763,784
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	2,841	3,288
Total tangible common stockholders’ equity at end of period - Non-GAAP	$637,558	$604,219
Shares outstanding at end of period	50,601	50,480
Book value per share - GAAP	$15.74	$15.13
Tangible book value per share - Non-GAAP	$12.60	$11.97
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$637,558	$604,219
Total assets at end of period	$7,854,238	$7,664,297
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	2,841	3,288
Total tangible assets at end of period - Non-GAAP	$7,695,120	$7,504,732
Common equity to assets - GAAP	10.14%	9.97%
Tangible common equity to tangible assets - Non-GAAP	8.29%	8.05%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$27,407	$11,851	$50,582	$24,243
Total average common stockholders’ equity	$781,299	$742,050	$775,808	$739,385
Less:
Average goodwill	156,277	156,277	156,277	156,277
Average other identifiable intangible assets, net	2,979	3,942	3,085	4,073
Total average tangible common stockholders’ equity - Non-GAAP	$622,043	$581,831	$616,446	$579,035
Return on average common stockholders’ equity - GAAP	14.07%	6.42%	13.15%	6.59%
Return on average tangible common stockholders’ equity - Non-GAAP	17.67%	8.19%	16.55%	8.42%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $217.6 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-100 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
June 30, 2021	0.7%	1.3%
December 31, 2020	0.2%	1.4%

The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
June 30, 2021	3.0%	1.9%	1.1%	0.9%
December 31, 2020	0.5%	0.4%	0.6%	1.5%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2021 (the base case) was $1.17 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
June 30, 2021	(0.9)%	(0.1)%	1.2%	(9.2)%
December 31, 2020	0.3%	1.5%	2.8%	(10.1)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the second quarter of 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	—	$—	—	2,393,423
May 1 to May 31, 2021	—	—	—	2,393,423
June 1 to June 30, 2021	—	—	—	2,393,423
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
Date: August 6, 2021