Form 10-Q
period 2021-09-30
LAKELAND BANCORP INC
filed 2021-11-08
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of October 29, 2021, there were 50,606,365 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(dollars in thousands)	(unaudited)
Assets
Cash	$641,861	$262,327
Interest-bearing deposits due from banks	20,774	7,763
Total cash and cash equivalents	662,635	270,090
Investment securities available for sale, at fair value (allowance for credit losses of $50 at September 30, 2021 and $2 at December 31, 2020)	529,381	855,746
Investment securities held to maturity (fair value of $686,728 at September 30, 2021 and $93,868 at December 31, 2020 and allowance for credit losses of $183 at September 30, 2021 and none at December 31, 2020)	693,562	90,766
Equity securities, at fair value	16,422	14,694
Federal Home Loan Bank and other membership bank stock, at cost	9,340	11,979
Loans held for sale	851	1,335
Loans, net of deferred fees	5,880,802	6,021,232
Less: Allowance for credit losses	57,953	71,124
Net loans	5,822,849	5,950,108
Premises and equipment, net	46,163	48,495
Operating lease right-of-use assets	14,809	16,772
Accrued interest receivable	18,182	19,339
Goodwill	156,277	156,277
Other identifiable intangible assets	2,631	3,288
Bank owned life insurance	117,073	115,115
Other assets	82,304	110,293
Total Assets	$8,172,479	$7,664,297
Liabilities and Stockholders' Equity
Liabilities
Deposits	6,930,912	6,455,783
Federal funds purchased and securities sold under agreements to repurchase	111,907	169,560
Other borrowings	25,000	25,000
Subordinated debentures	187,107	118,257
Operating lease liabilities	16,105	18,183
Other liabilities	87,320	113,730
Total Liabilities	7,358,351	6,900,513
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 50,733,113 shares and outstanding 50,602,078 shares at September 30, 2021 and issued 50,610,681 shares and outstanding 50,479,646 shares at December 31, 2020	564,974	562,421
Retained earnings	244,092	191,418
Treasury shares, at cost, 131,035 shares at September 30, 2021 and December 31, 2020	(1,452)	(1,452)
Accumulated other comprehensive income	6,514	11,397
Total Stockholders' Equity	814,128	763,784
Total Liabilities and Stockholders' Equity	$8,172,479	$7,664,297
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans and fees	$59,957	$56,801	$179,264	$170,483
Federal funds sold and interest-bearing deposits with banks	161	92	250	287
Taxable investment securities and other	4,232	4,139	12,242	14,131
Tax-exempt investment securities	588	401	1,831	1,082
Total Interest Income	64,938	61,433	193,587	185,983
Interest Expense
Deposits	3,987	7,012	13,349	25,969
Federal funds purchased and securities sold under agreements to repurchase	19	27	58	531
Other borrowings	1,594	2,260	4,374	6,931
Total Interest Expense	5,600	9,299	17,781	33,431
Net Interest Income	59,338	52,134	175,806	152,552
(Benefit) provision for credit losses (1)	(2,703)	8,000	(11,304)	26,223
Net Interest Income after (Benefit) Provision for Credit Losses	62,041	44,134	187,110	126,329
Noninterest Income
Service charges on deposit accounts	2,536	2,288	7,277	6,663
Commissions and fees	1,609	1,667	4,962	4,503
Income on bank owned life insurance	645	670	1,922	2,000
Loss on equity securities	(58)	(170)	(191)	(625)
Gains on sales of loans	550	1,437	1,865	2,562
Gains on investment securities transactions, net	—	—	9	342
Swap income	—	624	634	4,234
Other income	187	257	19	586
Total Noninterest Income	5,469	6,773	16,497	20,265
Noninterest Expense
Compensation and employee benefits	21,478	19,065	62,403	57,282
Premises and equipment	6,206	5,582	18,602	16,249
FDIC insurance	461	625	1,793	1,373
Data processing	1,495	1,211	4,049	3,900
Merger related expenses	1,072	—	1,072	—
Other operating expenses	6,495	5,614	17,288	17,259
Total Noninterest Expense	37,207	32,097	105,207	96,063
Income before provision for income taxes	30,303	18,810	98,400	50,531
Provision for income taxes	8,014	4,383	25,529	11,861
Net Income	$22,289	$14,427	$72,871	$38,670
Per Share of Common Stock
Basic earnings	$0.43	$0.28	$1.42	$0.76
Diluted earnings	$0.43	$0.28	$1.42	$0.76
Dividends	$0.135	$0.125	$0.395	$0.375
(1)     The Company adopted ASU 2016-13 as of December 31, 2020. Prior year periods have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net Income	$22,289	$14,427	$72,871	$38,670
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	(1,504)	(576)	(7,526)	9,220
Reclassification for securities gains included in net income	—	—	—	(254)
Net gain on securities reclassified from available for sale to held to maturity	2,784	—	2,784	—
Amortization of gain on debt securities reclassified to held to maturity	(116)	—	(116)	—
Unrealized gains (losses) on derivatives	5	37	(25)	(336)
Other comprehensive income (loss)	1,169	(539)	(4,883)	8,630
Total Comprehensive Income	$23,458	$13,888	$67,988	$47,300
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended September 30, 2021 and 2020

(in thousands, except per share data)	Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

July 1, 2020	$561,257	$174,267	$(1,452)	$11,417	$745,489
Net income	—	14,427	—	—	14,427
Other comprehensive loss, net of tax	—	—	—	(539)	(539)
Stock based compensation	585	—	—	—	585
Retirement of restricted stock	(25)	—	—	—	(25)
Cash dividends on common stock of $0.125 per share	—	(6,365)	—	—	(6,365)
September 30, 2020	$561,817	$182,329	$(1,452)	$10,878	$753,572

July 1, 2021	$563,980	$228,803	$(1,452)	$5,345	$796,676
Net income	—	22,289	—	—	22,289
Other comprehensive income, net of tax	—	—	—	1,169	1,169
Stock based compensation	958	—	—	—	958
Retirement of restricted stock	36	—	—	—	36
Cash dividends on common stock of $0.135 per share	—	(7,000)	—	—	(7,000)
September 30, 2021	$564,974	$244,092	$(1,452)	$6,514	$814,128
(1)    The Company adopted ASU 2016-13 at December 31, 2020, effective January 1, 2020, adjusting Retained Earnings by a negative $3,395. Prior year periods have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

(in thousands, except per share data)	Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Income	Total

January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Net income	—	38,670	—	—	38,670
Other comprehensive income, net of tax	—	—	—	8,630	8,630
Purchase of treasury stock, 131,035 shares	—	—	(1,452)	—	(1,452)
Stock based compensation	2,046	—	—	—	2,046
Retirement of restricted stock	(492)	—	—	—	(492)
Cash dividends on common stock of $0.375 per share	—	(19,093)	—	—	(19,093)
September 30, 2020	561,817	182,329	(1,452)	10,878	753,572

January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	72,871	—	—	72,871
Other comprehensive loss, net of tax	—	—	—	(4,883)	(4,883)
Stock based compensation	3,154	—	—	—	3,154
Retirement of restricted stock	(620)	—	—	—	(620)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock of $0.395 per share	—	(20,197)	—	—	(20,197)
September 30, 2021	$564,974	$244,092	$(1,452)	$6,514	$814,128
(1)    The Company adopted ASU 2016-13 at December 31, 2020, effective January 1, 2020, adjusting Retained Earnings by a negative $3,395. Retained earnings for the nine months ended September 30, 2020 have not been restated.
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$72,871	$38,670
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	(4,157)	209
Depreciation and amortization	3,973	2,588
Amortization of intangible assets	658	776
Amortization of operating lease right-of-use assets	2,072	1,995
(Benefit) provision for credit losses	(11,304)	26,223
Loans originated for sale	(44,372)	(78,204)
Proceeds from sales of loans held for sale	46,721	78,312
Gains on investment securities transactions, net	(9)	(342)
Change in fair value of equity securities	191	625
Income on bank owned life insurance	(1,922)	(2,000)
Gains on sales of loans held for sale	(1,865)	(2,562)
Gains on other real estate and other repossessed assets	(17)	(76)
(Gains) losses on sales of premises and equipment	(41)	54
Impairment of property held for sale	400	—
Long-term debt prepayment fees	—	356
Long-term debt extinguishment costs	831	—
Stock-based compensation	3,154	2,046
Excess tax deficiencies	(93)	(128)
Decrease (increase) in other assets	30,945	(77,414)
(Decrease) increase in other liabilities	(27,653)	70,544
Net Cash Provided by Operating Activities	70,383	61,672
Cash Flows from Investing Activities:
Proceeds from repayments and maturities of available for sale securities	149,651	633,574
Proceeds from repayments and maturities of held to maturity securities	38,432	26,816
Proceeds from sales of equity securities	—	3,000
Proceeds from sales of available for sale securities	—	94,696
Purchase of available for sale securities	(329,351)	(746,035)
Purchase of held to maturity securities	(148,684)	(1,160)
Purchase of equity securities	(1,919)	(1,228)
Proceeds from redemptions of Federal Home Loan Bank stock	13,524	97,127
Purchases of Federal Home Loan Bank stock	(10,885)	(88,857)
Net decrease (increase) in loans	128,284	(702,010)
Proceeds from sales of loans previously held for investment	21,765	—
Proceeds from sales of other real estate and repossessed assets	17	1,032
Proceeds from dispositions and sales of premises and equipment	676	49
Purchases of premises and equipment	(3,422)	(5,155)
Net Cash Used in Investing Activities	(141,912)	(688,151)

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Financing Activities:
Net increase in deposits	475,161	972,917
Decrease in federal funds purchased and securities sold under agreements to repurchase	(57,653)	(230,784)
Proceeds from other borrowings	—	25,000
Repayments of other borrowings	—	(56,060)
Purchase of treasury stock	—	(1,452)
Net proceeds from issuance of subordinated debt	148,195	—
Redemption of subordinated debt	(80,831)	—
Exercise of stock options	19	—
Retirement of restricted stock	(620)	(492)
Dividends paid	(20,197)	(19,093)
Net Cash Provided by Financing Activities	464,074	690,036
Net increase in cash and cash equivalents	392,545	63,557
Cash and cash equivalents, beginning of period	270,090	282,371
Cash and cash equivalents, end of period	$662,635	$345,928

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$22,964	$17,386
Cash paid during the period for interest	19,559	35,472
Transfer of available for sale debt securities to held to maturity securities at fair value	494,164	—
Transfer of loans to loans held for sale	21,689	—
Transfer of loans to other real estate owned	—	393
Right-of-use assets obtained in exchange for new lease liabilities	109	741
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2021 do not necessarily indicate the results that the Company will achieve for all of 2021.
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
Note 2 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$22,289	$14,427	$72,871	$38,670
Less: earnings allocated to participating securities	303	131	839	342
Net income allocated to common shareholders	$21,986	$14,296	$72,032	$38,328
Weighted average number of common shares outstanding - basic	50,637	50,526	50,616	50,544
Share-based plans	238	94	220	101
Weighted average number of common shares outstanding - diluted	50,875	50,620	50,836	50,645
Basic earnings per share	$0.43	$0.28	$1.42	$0.76
Diluted earnings per share	$0.43	$0.28	$1.42	$0.76
There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2021 and 2020.

Note 3 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$102,149	$1,377	$(555)	$—	$102,971
Mortgage-backed securities, residential	94,049	1,675	(476)	—	95,248
Collateralized mortgage obligations, residential	199,020	2,731	(851)	—	200,900
Mortgage-backed securities, multifamily	1,935	—	(68)	—	1,867
Collateralized mortgage obligations, multifamily	34,409	798	(204)	—	35,003
Asset-backed securities	53,809	231	(33)	—	54,007
Corporate bonds	38,500	946	(11)	(50)	39,385
Total	$523,871	$7,758	$(2,198)	$(50)	$529,381

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$63,868	$1,447	$(313)	$—	$65,002
Mortgage-backed securities, residential	224,978	3,718	(540)	—	228,156
Collateralized mortgage obligations, residential	204,093	4,967	(22)	—	209,038
Mortgage-backed securities, multifamily	1,944	—	—	—	1,944
Collateralized mortgage obligations, multifamily	39,628	1,909	(2)	—	41,535
Asset-backed securities	40,915	—	(225)	—	40,690
Obligations of states and political subdivisions	228,790	5,149	(228)	(1)	233,710
Corporate bonds	35,056	616	—	(1)	35,671
Total	$839,272	$17,806	$(1,330)	$(2)	$855,746
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$18,820	$459	$—	$—	$19,279
Mortgage-backed securities, residential	343,866	1,005	(2,870)	—	342,001
Collateralized mortgage obligations, residential	8,488	287	—	—	8,775
Mortgage-backed securities, multifamily	2,724	47	—	—	2,771
Obligations of states and political subdivisions	316,847	198	(5,993)	(15)	311,037
Corporate bonds	3,000	33	—	(168)	2,865
Total	$693,745	$2,029	$(8,863)	$(183)	$686,728

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$25,565	$779	$—	$—	$26,344
Mortgage-backed securities, residential	39,276	1,469	(12)	—	40,733
Collateralized mortgage obligations, residential	14,590	532	—	—	15,122
Mortgage-backed securities, multifamily	705	54	—	—	759
Obligations of states and political subdivisions	10,630	280	—	—	10,910
	$90,766	$3,114	$(12)	$—	$93,868
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of September 30, 2021. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,514	$17,638	$16,734	$16,817
Due after one year through five years	17,898	18,370	40,804	41,219
Due after five years through ten years	76,126	77,101	22,756	22,549
Due after ten years	29,111	29,247	258,373	252,596
	140,649	142,356	338,667	333,181
Mortgage-backed and asset-backed securities	383,222	387,025	355,078	353,547
Total securities	$523,871	$529,381	$693,745	$686,728
For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, there were no sales of available for sale securities. There were proceeds from sales of available for sale securities of $94.7 million for the nine months ended September 30, 2020 with gross gains on sales of securities of $569,000 and gross losses on sales of securities of $227,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. In the second quarter of 2021, the Company recorded a gain on a called security of $9,000.
During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The reclassification for the period ended September 30, 2021 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income on the consolidated balance sheet. Subsequent amortization will be recognized over the life of the securities. The Company recorded net amortization of $158,000 during the third quarter of 2021.
Securities with a carrying value of approximately $675.5 million and $578.0 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

September 30, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$15,366	$132	$15,548	$423	8	$30,914	$555
Mortgage-backed securities, residential	39,399	433	5,728	43	18	45,127	476
Collateralized mortgage obligations, residential	66,336	851	—	—	15	66,336	851
Mortgage-backed securities, multifamily	1,867	68	—	—	1	1,867	68
Collateralized mortgage obligations, multifamily	7,004	171	1,402	33	4	8,406	204
Asset-backed securities	14,885	33	—	—	3	14,885	33
Corporate bonds	2,957	—	982	11	1	3,939	11
Total	$147,814	$1,688	$23,660	$510	$50	$171,474	$2,198
Held to Maturity
Mortgage-backed securities, residential	$293,496	$2,869	$108	1	79	$293,604	$2,870
Obligations of states and political subdivisions	294,935	5,993	—	—	235	294,935	5,993
Total	$588,431	$8,862	$108	$1	314	$588,539	$8,863

December 31, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$4,966	$29	$17,652	$284	6	$22,618	$313
Mortgage-backed securities, residential	84,137	471	5,656	69	30	89,793	540
Collateralized mortgage obligations, residential	23,858	22	—	—	7	23,858	22
Mortgage-backed securities, multifamily	1,943	—	—	—	1	1,943	—
Collateralized mortgage obligations, multifamily	2,527	2	—	—	1	2,527	2
Asset-backed securities	40,690	225	—	—	6	40,690	225
Obligations of states and political subdivisions	15,901	228	—	—	10	15,901	228
Total	$174,022	$977	$23,308	$353	61	$197,330	$1,330
Held to Maturity
Mortgage-backed securities, residential	$2,561	$12	$—	$—	4	$2,561	$12
Total	$2,561	$12	$—	$—	4	$2,561	$12
For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
For held to maturity securities, management measures expected credit losses on a collective basis by major security type. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero. A range of historical losses method is utilized in estimating the net amount expected to be collected for mortgage-backed securities, collateralized mortgage obligations and obligations of states and political subdivisions.
Credit Quality Indicators
Credit ratings, which are updated monthly, are a key measure for estimating the probability of a bond's default and for monitoring credit quality on an on-going basis. For bonds other than U.S. Treasuries and bonds issued or guaranteed by U.S. government agencies, credit ratings issued by one or more nationally recognized statistical rating organizations are considered in conjunction with an assessment by the Company's management. Investment grade reflects a credit quality of BBB or above.

The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

September 30, 2021	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$18,820	$—	$—	$—	$—	$18,820
Mortgage-backed securities, residential	343,866	—	—	—	—	343,866
Collateralized mortgage obligations, residential	8,488	—	—	—	—	8,488
Mortgage-backed securities, multifamily	2,724	—	—	—	—	2,724
Obligations of states and political subdivisions	105,609	209,739	1,080	—	419	316,847
Corporate bonds	—	—	—	3,000	—	3,000
Total	$479,507	$209,739	$1,080	$3,000	$419	$693,745

December 31, 2020	AAA	AA	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$25,565	$—	$25,565
Mortgage-backed securities, residential	39,276	—	39,276
Collateralized mortgage obligations, residential	14,590	—	14,590
Mortgage-backed securities, multifamily	705	—	705
Obligations of states and political subdivisions	2,959	7,671	10,630
Total	$83,095	$7,671	$90,766
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $16.4 million and $14.7 million at September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021, the Company recorded no sales of equity securities and recorded sales of Community Reinvestment funds totaling $3.0 million for the three and nine months ended September 30, 2020. The Company recorded fair value losses on equity securities of $58,000 and $170,000 for the third quarter of 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded fair value losses of $191,000 and $625,000, respectively. Fair value gain or loss on equity securities are recorded in noninterest income.
As of September 30, 2021, the Company's investments in Community Reinvestment funds include $3.5 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2021, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $12.9 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of September 30, 2021. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 4 – Loans
When the Company adopted Financial Accounting Standards Board's Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") for measuring credit losses, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. All disclosures as of and for the three and nine months ended September 30, 2021, and as of December 31, 2020, are presented in accordance with ASU 2016-13. The Company did not reclassify prior comparative financial periods and has presented those disclosures under previously applicable U.S. GAAP.
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2021	December 31, 2020
Non-owner occupied commercial	$2,300,637	$2,398,946
Owner occupied commercial	884,144	827,092
Multifamily	907,903	813,225
Non-owner occupied residential	177,592	200,229
Commercial, industrial and other	473,324	718,189
Construction	332,868	266,883
Equipment finance	119,709	116,690
Residential mortgage	407,021	377,380
Home equity and consumer	277,604	302,598
Total	$5,880,802	$6,021,232

Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $13.5 million at September 30, 2021 and $16.0 million at December 31, 2020. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $7.7 million at September 30, 2021 and $10.0 million at December 31, 2020.
At September 30, 2021 and December 31, 2020, Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $109.3 million and $284.6 million, respectively and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $188,000 and $650,000, at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had $2.29 billion and $2.28 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB").
The Company transferred approximately $21.7 million of commercial and residential mortgage loans from the loan portfolio to loans held for sale during the nine months ended September 30, 2021 and subsequently sold these loans. Excluding the loan transfers, there were no other sales of loans from the held for investment portfolio during the nine months ended September 30, 2021.
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
The following table presents the risk category of loans by class of loan and vintage as of September 30, 2021:

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$231,072	$527,479	$307,663	$191,755	$214,269	$612,630	$19,746	14	$2,104,628
Watch	—	—	25,434	11,811	4,673	37,995	—	—	79,913
Special mention	—	3,353	2,731	8,274	14,757	29,028	30	—	58,173
Substandard	98	894	336	2,657	8,112	45,826	—	—	57,923
Total	231,170	531,726	336,164	214,497	241,811	725,479	19,776	14	2,300,637
Owner occupied commercial
Pass	166,660	130,638	103,320	61,259	50,889	275,250	6,725	52	794,793
Watch	—	—	2,171	1,220	282	18,708	20	—	22,401
Special mention	—	—	2,152	13,615	100	24,679	—	—	40,546
Substandard	5	—	18	2,647	1,311	22,423	—	—	26,404
Total	166,665	130,638	107,661	78,741	52,582	341,060	6,745	52	884,144
Multifamily
Pass	141,957	250,242	73,107	87,035	76,472	228,609	10,289	302	868,013
Watch	—	970	—	—	872	7,174	—	—	9,016
Special mention	—	12,115	—	—	2,391	4,310	—	—	18,816
Substandard	—	—	5,484	1,325	—	5,049	200	—	12,058
Total	141,957	263,327	78,591	88,360	79,735	245,142	10,489	302	907,903
Non-owner occupied residential
Pass	20,108	18,924	17,058	17,834	18,647	54,147	7,593	579	154,890
Watch	—	—	—	—	916	5,412	—	—	6,328
Special mention	—	—	1,023	841	474	286	515	—	3,139
Substandard	—	3,315	512	5,028	1,738	2,642	—	—	13,235
Total	20,108	22,239	18,593	23,703	21,775	62,487	8,108	579	177,592
Commercial, industrial and other
Pass	121,489	28,903	69,997	12,635	4,645	38,923	166,640	717	443,949
Watch	726	483	495	36	1,432	198	3,545	—	6,915
Special mention	—	—	—	258	1,976	771	3,554	—	6,559
Substandard	—	7,184	47	1,678	502	1,307	5,183	—	15,901
Total	122,215	36,570	70,539	14,607	8,555	41,199	178,922	717	473,324
Construction
Pass	69,225	101,557	59,474	33,870	30,095	3,753	—	—	297,974
Watch	—	—	—	12,664	12,078	—	—	—	24,742
Special mention	—	—	—	—	10,152	—	—	—	10,152
Total	69,225	101,557	59,474	46,534	52,325	3,753	—	—	332,868
Equipment finance
Pass	37,254	33,204	31,374	12,228	4,304	1,107	—	—	119,471
Substandard	156	—	—	57	25	—	—	—	238
Total	37,410	33,204	31,374	12,285	4,329	1,107	—	—	119,709

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Residential mortgage
Pass	118,452	116,567	28,856	26,376	9,946	106,566	—	—	406,763
Substandard	—	—	—	123	—	135	—	—	258
Total	118,452	116,567	28,856	26,499	9,946	106,701	—	—	407,021
Consumer
Pass	24,133	12,093	6,199	5,276	3,445	27,531	197,703	220	276,600
Substandard	42	—	—	—	1	318	266	377	1,004
Total	24,175	12,093	6,199	5,276	3,446	27,849	197,969	597	277,604
Total loans	$931,377	$1,247,921	$737,451	$510,502	$474,504	$1,554,777	$422,009	$2,261	$5,880,802
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2020:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$570,665	$376,681	$217,931	$251,751	$187,605	$509,573	$50,071	2,246	$2,166,523
Watch	770	638	8,498	5,936	19,579	47,680	315	—	83,416
Special mention	3,400	3,131	8,377	9,115	19,936	7,894	2,895	—	54,748
Substandard	—	—	2,809	15,903	14,844	60,703	—	—	94,259
Total	574,835	380,450	237,615	282,705	241,964	625,850	53,281	2,246	2,398,946
Owner occupied commercial
Pass	116,512	76,224	80,244	81,215	62,118	245,330	11,072	179	672,894
Watch	11,347	22,932	411	3,651	8,038	23,612	673	—	70,664
Special mention	—	2,218	929	113	4,317	38,638	—	—	46,215
Substandard	434	16	3,038	641	5,770	27,376	44	—	37,319
Total	128,293	101,390	84,622	85,620	80,243	334,956	11,789	179	827,092
Multifamily
Pass	251,708	59,694	85,748	93,368	117,155	145,786	21,713	—	775,172
Watch	—	—	600	—	—	8,472	—	—	9,072
Special mention	9,781	—	—	2,399	—	1,124	—	—	13,304
Substandard	—	5,481	—	—	9,512	684	—	—	15,677
Total	261,489	65,175	86,348	95,767	126,667	156,066	21,713	—	813,225
Non-owner occupied residential
Pass	23,506	24,378	27,752	24,344	21,488	53,200	8,180	171	183,019
Watch	—	300	—	1,174	—	5,757	—	—	7,231
Special mention	—	496	1,199	392	293	656	655	—	3,691
Substandard	876	512	1,200	1,295	692	1,713	—	—	6,288
Total	24,382	25,686	30,151	27,205	22,473	61,326	8,835	171	200,229
Commercial, industrial and other
Pass	299,091	84,917	16,245	7,216	18,358	41,900	208,519	531	676,777
Watch	287	3,701	156	1,643	301	369	2,324	—	8,781
Special mention	—	—	884	764	2,275	—	4,727	—	8,650
Substandard	7,177	50	3,559	1,547	1,497	729	9,422	—	23,981
Total	306,555	88,668	20,844	11,170	22,431	42,998	224,992	531	718,189
Construction
Pass	56,734	77,117	69,627	29,303	7,681	328	2,190	—	242,980
Watch	—	—	2,183	11,959	—	—	—	—	14,142
Special mention	—	—	—	8,321	—	—	—	—	8,321
Substandard	—	—	—	206	719	515	—	—	1,440
Total	56,734	77,117	71,810	49,789	8,400	843	2,190	—	266,883

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Equipment finance
Pass	41,528	41,717	20,697	8,834	3,162	426	—	—	116,364
Substandard	—	98	88	74	64	2	—	—	326
Total	41,528	41,815	20,785	8,908	3,226	428	—	—	116,690
Residential mortgage
Pass	127,336	43,910	34,252	17,548	12,108	139,616	—	—	374,770
Substandard	—	52	233	1,015	—	1,310	—	—	2,610
Total	127,336	43,962	34,485	18,563	12,108	140,926	—	—	377,380
Consumer
Pass	15,999	9,844	7,490	5,333	4,632	31,861	224,549	166	299,874
Substandard	33	57	31	2	—	2,208	263	130	2,724
Total	16,032	9,901	7,521	5,335	4,632	34,069	224,812	296	302,598
Total loans	$1,537,184	$834,164	$594,181	$585,062	$522,144	$1,397,462	$547,612	$3,423	$6,021,232
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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

September 30, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,295,310	$336	$432	$4,559	$5,327	$2,300,637
Owner occupied commercial	878,881	616	263	4,384	5,263	884,144
Multifamily	904,961	2,942	—	—	2,942	907,903
Non-owner occupied residential	174,412	102	2,156	922	3,180	177,592
Commercial, industrial and other	471,628	595	—	1,101	1,696	473,324
Construction	332,868	—	—	—	—	332,868
Equipment finance	119,439	44	156	70	270	119,709
Residential mortgage	406,091	807	—	123	930	407,021
Consumer	276,610	563	54	377	994	277,604
Total	$5,860,200	$6,005	$3,061	$11,536	$20,602	$5,880,802

December 31, 2020		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,384,233	$1,256	$306	$13,151	$14,713	$2,398,946
Owner occupied commercial	811,408	2,759	350	12,575	15,684	827,092
Multifamily	812,597	208	—	420	628	813,225
Non-owner occupied residential	197,802	482	294	1,651	2,427	200,229
Commercial, industrial and other	716,337	125	—	1,727	1,852	718,189
Construction	265,649	—	—	1,234	1,234	266,883
Equipment finance	115,124	1,338	98	130	1,566	116,690
Residential mortgage	374,370	1,046	156	1,808	3,010	377,380
Consumer	300,127	1,041	73	1,357	2,471	302,598
Total	$5,977,647	$8,255	$1,277	$34,053	$43,585	$6,021,232
The following tables present information on non-accrual loans at September 30, 2021 and December 31, 2020:

September 30, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$4,748	$—	$—	$4,284
Owner occupied commercial	4,656	—	—	4,221
Non-owner occupied residential	922	—	—	523
Commercial, industrial and other	1,108	—	—	477
Equipment finance	238	—	—	—
Residential mortgage	123	—	—	—
Consumer	453	—	—	—
Total	$12,248	$—	$—	$9,505

December 31, 2020
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$16,537	$—	$—	$14,719
Owner occupied commercial	14,271	—	—	12,371
Multifamily	626	—	—	—
Non-owner occupied residential	2,217	—	—	1,580
Commercial, industrial and other	2,633	—	—	1,418
Construction	1,440	—	—	1,234
Equipment finance	327	—	—	—
Residential mortgage	2,469	—	—	1,015
Consumer	2,243	—	1	—
Total	$42,763	$—	$1	$32,337
At September 30, 2021, there were no loans that were past due more than 89 days and still accruing and at December 31, 2020, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing. The Company had no loans included in total non-accrual loans that were in the process of foreclosure at September 30, 2021 and $1.7 million in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at December 31, 2020.

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
The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. The Consolidated Appropriations Act, 2021 (the "CAA"), which was signed into law on December 27, 2020, extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At September 30, 2021, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
At September 30, 2021 and December 31, 2020, TDRs totaled $3.7 million and $5.0 million, respectively. Accruing TDRs totaled $3.4 million and non-accrual TDRs totaled $241,000 at September 30, 2021. Accruing TDRs and non-accrual TDRs totaled $3.9 million and $1.1 million, respectively, at December 31, 2020. There was one consumer loan totaling $116,000 that was restructured during the three and nine months ended September 30, 2021 and that met the definition of a TDR, while no loans were restructured during the three and nine months ended September 30, 2020. There were no restructured loans that subsequently defaulted in the nine months ended September 30, 2021; however, one construction loan totaling $694,000 that was a TDR within the previous twelve months had subsequently defaulted in the nine months ended September 30, 2020.
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
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At September 30, 2021, loans totaling $5.86 billion were evaluated collectively and the allowance on these balances totaled $57.3 million and loans evaluated on an individual basis totaled $16.6 million with the specific allocations of the allowance for credit losses totaling $666,000.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$60,389	$57,839	$71,124	$40,003
Charge-offs	(996)	(682)	(4,128)	(1,306)
Recoveries	1,266	85	1,785	322
Net recoveries (charge-offs)	270	(597)	(2,343)	(984)
(Benefit) provision for credit loss - loans	(2,706)	8,000	(10,828)	26,223
Balance at end of the period	$57,953	$65,242	$57,953	$65,242
The benefit for credit losses for the three and nine months ended September 30, 2021 was largely due to an improvement in economic conditions utilized in the calculation.

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheets, totaled $13.5 million at September 30, 2021 and $16.0 million at December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Non-performing loans totaling $6.6 million were sold during the third quarter of 2021 resulting in a net recoveries of $502,000. During the nine months ended September 30, 2021, the Company sold $21.7 million of non-performing loans and recorded net charge-offs of $706,000.
The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Balance at 6/30/2021	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 9/30/2021
Non-owner occupied commercial	$20,906	$(465)	$459	$(387)	$20,513
Owner occupied commercial	4,100	(204)	284	131	4,311
Multifamily	7,177	(28)	—	418	7,567
Non-owner occupied residential	2,592	(11)	16	206	2,803
Commercial, industrial and other	10,489	(26)	290	(2,678)	8,075
Construction	1,034	(54)	4	(118)	866
Equipment finance	5,120	(138)	—	(142)	4,840
Residential mortgage	3,885	(28)	1	348	4,206
Consumer	5,086	(42)	212	(484)	4,772
Total	$60,389	$(996)	$1,266	$(2,706)	$57,953

(in thousands)	Balance at 6/30/2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 9/30/2020
Commercial, secured by real estate (1)	43,280	$(329)	$10	$7,305	50,266
Commercial, industrial and other	4,698	(204)	31	460	4,985
Construction	3,119	—	21	(37)	3,103
Equipment finance	2,971	(96)	1	8	2,884
Residential mortgage	1,436	—	1	256	1,693
Consumer	2,335	(53)	21	8	2,311
Total	$57,839	$(682)	$85	$8,000	$65,242

(in thousands)	Balance at 12/31/2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 9/30/2021
Non-owner occupied commercial	$25,910	$(2,708)	$462	$(3,151)	$20,513
Owner occupied commercial	3,955	(282)	301	337	4,311
Multifamily	7,253	(28)	—	342	7,567
Non-owner occupied residential	3,321	(223)	29	(324)	2,803
Commercial, industrial and other	13,665	(401)	439	(5,628)	8,075
Construction	786	(54)	71	63	866
Equipment finance	6,552	(242)	17	(1,487)	4,840
Residential mortgage	3,623	(64)	177	470	4,206
Consumer	6,059	(126)	289	(1,450)	4,772
Total	$71,124	$(4,128)	$1,785	$(10,828)	$57,953

(in thousands)	Balance at 12/31/2019	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 9/30/2020
Commercial, secured by real estate (1)	$28,950	$(498)	$57	$21,757	50,266
Commercial, industrial and other	3,289	(204)	74	1,826	4,985
Construction	2,672	—	69	362	3,103
Equipment finance	957	(194)	39	2,082	2,884
Residential mortgage	1,725	(116)	21	63	1,693
Consumer	2,410	(294)	62	133	2,311
Total	$40,003	$(1,306)	$322	$26,223	$65,242
(1) With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments.
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at September 30, 2021 and December 31, 2020:

September 30, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$2,848	$2,295,742	$2,047	$2,300,637	—	$20,513	$20,513
Owner occupied commercial	8,534	875,477	133	884,144	73	4,238	4,311
Multifamily	—	907,903	—	907,903	—	7,567	7,567
Non-owner occupied residential	523	177,000	69	177,592	—	2,803	2,803
Commercial, industrial and other	720	471,876	728	473,324	593	7,482	8,075
Construction	—	332,868	—	332,868	—	866	866
Equipment finance	—	119,709	—	119,709	—	4,840	4,840
Residential mortgage	729	406,292	—	407,021	—	4,206	4,206
Consumer	—	277,378	226	277,604	—	4,772	4,772
Total loans	$13,354	$5,864,245	$3,203	$5,880,802	$666	$57,287	$57,953

December 31, 2020	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$12,112	$2,382,717	$4,117	2,398,946	$355	$25,555	$25,910
Owner occupied commercial	16,547	809,935	610	827,092	96	3,859	3,955
Multifamily	—	813,225	—	813,225	—	7,253	7,253
Non-owner occupied residential	1,459	198,334	436	200,229	43	3,278	3,321
Commercial, industrial and other	1,596	715,129	1,464	718,189	830	12,835	13,665
Construction	515	265,649	719	266,883	—	786	786
Equipment finance	—	116,690	—	116,690	—	6,552	6,552
Residential mortgage	1,490	375,482	408	377,380	—	3,623	3,623
Consumer	—	302,099	499	302,598	31	6,028	6,059
Total loans	$33,719	$5,979,260	$8,253	$6,021,232	$1,355	$69,769	$71,124

Allowance for Credit Losses - Securities
At September 30, 2021, the balance of the allowance for credit loss on available for sale and held to maturity securities was $50,000 and $183,000, respectively. At December 31, 2020, the Company reported an allowance for credit losses on available for sale securities of $2,000 and no allowance for credit losses on held to maturity securities. For the three months ended September 30, 2021, the Company recorded a provision for credit losses on available for sale securities of $32,000 and a provision for credit losses on held to maturity securities of $43,000. For the nine months ended September 30, 2021, the Company recorded a provision for credit losses of $51,000 and $180,000 on securities available for sale and held to maturity, respectively. The Company adopted ASU 2016-13 at December 31, 2020, and recorded an increase in the allowance for credit losses on held to maturity securities of $30,000 effective January 1, 2020. Prior year disclosures have not been restated.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $4.6 million at September 30, 2021 and $3.3 million and December 31, 2020. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At September 30, 2021 and December 31, 2020, the balance of the allowance for credit losses for off-balance sheet exposures was $1.8 million and $2.6 million, respectively. The Company recorded a benefit for credit losses on off-balance-sheet exposures of $72,000 and $707,000 for the three and nine months ended September 30, 2021, respectively. In the third quarter of 2020, the Company recorded no provision for unfunded lending commitments and, for the nine months ended September 30, 2020, recorded $210,000 of provision for unfunded lending commitments in other noninterest expense.
Note 6 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At September 30, 2021, the Company had lease liabilities totaling $16.1 million and right-of-use assets totaling $14.8 million related to these leases. At December 31, 2020, the Company had lease liabilities totaling $18.2 million and right-of-use assets totaling $16.8 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the nine months ended September 30, 2021, the weighted average remaining lease term for operating leases was 9.54 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.46%. At December 31, 2020, the weighted average remaining lease term for operating leases was 9.69 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$769	$828	$2,427	$2,484
Variable lease cost	22	22	67	87
Sublease income	$(30)	$(31)	(91)	(92)
Net lease cost	$761	$819	$2,403	$2,479

The table below presents other information on the Company's operating leases:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,194	$2,085
Right-of-use asset obtained in exchange for new operating lease liabilities	109	741
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2021 or September 30, 2020. At September 30, 2021, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2021 are as follows:

(in thousands)
Within one year	$2,956
After one year but within three years	5,081
After three years but within five years	3,792
After five years	7,423
Total undiscounted cash flows	19,252
Discount on cash flows	(3,147)
Total lease liability	$16,105
Note 7 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	September 30, 2021		December 31, 2020

Noninterest-bearing demand	$1,724,646	24.9%	$1,510,224	23.4%
Interest-bearing checking	2,231,162	32.2%	2,057,052	31.9%
Money market	1,512,578	21.8%	1,225,890	19.0%
Savings	657,627	9.5%	584,361	9.1%
Certificates of deposit $250 thousand and under	667,297	9.6%	895,056	13.8%
Certificates of deposit over $250 thousand	137,602	2.0%	183,200	2.8%
Total deposits	$6,930,912	100.0%	$6,455,783	100.0%
At September 30, 2021, certificates of deposit totaling $139.3 million were obtained through brokers, while $236.7 million of certificates of deposit at December 31, 2020 were obtained through brokers. Brokered deposits are included in certificates of deposit $250,000 and under in the Consolidated Balance Sheets.
Note 8 – Borrowings
Overnight and Short-Term Borrowings
At September 30, 2021, the Company had no overnight and short-term borrowings from the FHLB, while these borrowings totaled $100.0 million at December 31, 2020. In addition, there were no overnight and short-term borrowings from correspondent banks at either September 30, 2021 or December 31, 2020. At September 30, 2021, Lakeland had overnight and short-term federal funds lines available to borrow up to $215.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2021 or December 31, 2020.

Other short-term borrowings at September 30, 2021 and December 31, 2020 consisted of short-term securities sold under agreements to repurchase of $111.9 million and $69.6 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of September 30, 2021, the Company had $121.4 million in agency and mortgage-backed securities pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
The Company had one advance from the FHLB, which totaled $25.0 million at both September 30, 2021 and December 31, 2020, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties. In the first quarter of 2020, the Company repaid two advances totaling $10.0 million and recorded $356,000 in long-term debt prepayment fees.
Subordinated Debentures
On September 15, 2021, the Company completed an offering of $150.0 million of fixed to floating rate subordinated notes due on September 15, 2031. The notes bear interest at a rate of 2.875% per annum until September 15, 2026 and will then reset quarterly to the then current Benchmark rate (expected to be the three-month term Secured Overnight Financing Rate ("SOFR")) plus a spread of 220 basis points. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $1.8 million and are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheets.
On September 30, 2021, the Company redeemed $75.0 million of its 5.125% fixed to floating rate subordinated notes due September 30, 2026, which resulted in an acceleration of unamortized debt issuance costs of $831,000. In addition, the Company redeemed $5.0 million of subordinated notes in the second quarter of 2021.
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
Restricted Stock
The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2021	23,910	$14.77
Granted	16,028	13.72
Vested	(13,092)	16.87
Outstanding, September 30, 2021	26,846	$13.13
In the first nine months of 2021, the Company granted 16,028 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In the first nine months of 2020, the Company granted 13,041 shares of restricted stock to non-employee directors at a grant date fair value of $16.87 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $220,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $88,000 and $56,000 for the third quarter of 2021 and 2020, respectively. Share-based compensation expense on restricted stock for the nine months ended September 30, 2021 and 2020 was $264,000 and $165,000, respectively. As of September 30, 2021, there was unrecognized compensation cost of $66,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.24 years.

Restricted Stock Units
The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2021	372,552	$16.63
Granted	375,716	17.20
Vested	(140,133)	18.20
Forfeited	(7,282)	15.39
Outstanding, September 30, 2021	600,853	$16.64
In the first nine months of 2021, the Company granted 375,716 RSUs under the Plan at a weighted average grant date fair value of $17.20 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $2.2 million per year over a three-year period. In the first nine months of 2020, the Company granted 175,869 RSUs under the Plan at a weighted average grant date fair value of $15.37 per share. Compensation expense on these RSUs is expected to average approximately $901,000 per year over a three-year period.
For the third quarter of 2021 and 2020, the Company recognized share-based compensation expense on RSUs of $871,000 and $530,000, respectively. Share-based compensation expense on RSUs of $2.9 million and $1.9 million was recognized for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation expense related to RSUs was approximately $6.0 million as of September 30, 2021, and that cost is expected to be recognized over a period of 1.30 years.
Stock Options
A summary of the activity under the Company’s stock option plans as of September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,764	$6.94	1.07	$15,934
Exercised	(2,764)	6.94
Outstanding, September 30, 2021	—	$—	0.00	$—
Options exercisable at September 30, 2021	—	$—	0.00	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.
There were no stock option grants in the first nine months of 2021 or 2020. The 2,764 stock options exercised during the first nine months of 2021 resulted in $19,000 in cash receipts. The aggregate intrinsic vale of options exercised in the first nine months of 2021 was $27,000. No stock options were exercised during the first nine months of 2020. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2021.

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

The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Service charges on deposit accounts:
Debit card interchange income	$1,585	$1,472	$4,603	$3,910
Overdraft charges	647	533	1,785	1,935
ATM service charges	182	138	497	367
Demand deposit fees and charges	107	129	348	394
Savings service charges	15	16	44	57
Total	2,536	2,288	7,277	6,663
Commissions and fees:
Loan fees	376	510	1,367	1,063
Wire transfer charges	376	372	1,126	1,021
Investment services income	373	392	1,210	1,231
Merchant fees	270	184	729	598
Commissions from sales of checks	73	73	226	216
Safe deposit income	82	85	240	256
Other income	54	51	143	138
Total	1,604	1,667	5,041	4,523
Gains on sales of loans	550	1,437	1,865	2,562
Swap income	—	624	634	4,234
Other Income:
Title insurance income	43	46	87	126
Other income	99	200	262	370
Total	142	246	349	496
Revenue not from contracts with customers	637	511	1,331	1,787
Total Noninterest Income	$5,469	$6,773	$16,497	$20,265
Timing of Revenue Recognition:
Products and services transferred at a point in time	4,832	6,243	15,143	18,422
Products and services transferred over time	—	19	23	56
Revenue not from contracts with customers	637	511	1,331	1,787
Total Noninterest Income	$5,469	$6,773	$16,497	$20,265

Note 11 - Other Operating Expenses

The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Consulting and advisory board fees	927	938	2,281	2,760
ATM and debit card expense	658	615	1,873	1,738
Telecommunications expense	536	501	1,575	1,399
Marketing expense	395	381	1,140	840
Core deposit intangible amortization	211	250	658	776
Other real estate owned and other repossessed assets expense	—	(2)	—	53
Long-term debt prepayment penalties	—	—	—	356
Long-term debt extinguishment costs	831	—	831	—
Other operating expenses	2,937	2,931	8,930	9,337
Total other operating expenses	$6,495	$5,614	$17,288	$17,259
Note 12 – Comprehensive Income
The components of other comprehensive income are as follows:

	For the Three Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding losses arising during period	$(2,008)	$504	$(1,504)	$(649)	$73	$(576)
Net gain on securities reclassified from available for sale to held to maturity	3,814	(1,030)	2,784	—	—	—
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(158)	42	(116)	—	—	—
Unrealized gains on derivatives	8	(3)	5	51	(14)	37
Other comprehensive income (loss), net	$1,656	$(487)	$1,169	$(598)	$59	$(539)

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding (losses) gains arising during period	$(10,916)	$3,390	$(7,526)	$12,475	$(3,255)	$9,220
Reclassification adjustment for net gains arising during the period	—	—	—	(342)	88	(254)
Net unrealized (losses) gains	(10,916)	3,390	(7,526)	12,133	(3,167)	8,966
Net gain on securities reclassified from available for sale to held to maturity	3,814	(1,030)	2,784	—	—	—
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(158)	42	(116)	—	—	—
Unrealized gains (losses) on derivatives	143	(168)	(25)	(477)	141	(336)
Other comprehensive (loss) income, net	$(7,117)	$2,234	$(4,883)	$11,656	$(3,026)	$8,630

The following tables show the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax:

For the Three Months Ended September 30, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$5,380	$—	$(5)	$(30)	$5,345
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Net current period other comprehensive income (loss)	1,280	(116)	5	—	1,169
Ending balance	$3,876	$2,668	$—	$(30)	$6,514

For the Three Months Ended September 30, 2020
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$11,478	$(56)	$(5)	$11,417
Net current period other comprehensive (loss) income	(576)	37	—	(539)
Ending balance	$10,902	$(19)	$(5)	$10,878

For the Nine Months Ended September 30, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$11,402	$—	$25	$(30)	$11,397
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Net current period other comprehensive loss	(4,742)	(116)	(25)	—	(4,883)
Ending balance	$3,876	$2,668	$—	$(30)	$6,514

For the Nine Months Ended September 30, 2020
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$1,936	$317	$(5)	$2,248
Other comprehensive income (loss) before classifications	9,220	(336)	—	8,884
Amounts reclassified from accumulated other comprehensive income	(254)	—	—	(254)
Net current period other comprehensive income (loss)	8,966	(336)	—	8,630
Ending balance	$10,902	$(19)	$(5)	$10,878

Note 13 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $60.5 million and $83.2 million in investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at September 30, 2021 and December 31, 2020, respectively.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2021, the Company did not record any hedge ineffectiveness. The Company reclassified $8,000 and $58,000 of accumulated other comprehensive loss into interest expense for the third quarter of 2021 and 2020, respectively. The Company recognized $142,000 of accumulated other comprehensive loss that was reclassified into interest expense for the first nine months of 2021 and $17,000 of accumulated other comprehensive income that was reclassified into interest expense for same period in 2020. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured.
Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments are made on the Company’s debt.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$293,760	8.8	3.11%	1 Mo. LIBOR + 2.26	$8,814
Customer interest rate swaps	688,585	7.9	3.93%	1 Mo. LIBOR + 1.93	41,200
Classified in Other Liabilities:
Customer interest rate swaps	$293,760	8.8	3.11%	1 Mo. LIBOR + 2.26	$(8,814)
3rd Party interest rate swaps	688,585	7.9	3.93%	1 Mo. LIBOR + 1.93	(41,200)

December 31, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	$503
Customer interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	80,231
Classified in Other Liabilities:
Customer interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	(503)
3rd party interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	(80,231)
Interest rate swap (cash flow hedge)	30,000	0.5	1.10%	3 Mo. LIBOR	(143)

Note 14 – Goodwill and Intangible Assets
The Company had goodwill of $156.3 million at both September 30, 2021 and December 31, 2020. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three and nine months ended September 30, 2021, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2021 and 2020.
The Company had core deposit intangibles of $2.6 million and $3.3 million at September 30, 2021 and December 31, 2020, respectively. Amortization of core deposit intangible totaled $211,000 and $250,000 for the third quarters of 2021 and 2020, respectively, and $658,000 and $776,000 for the first nine months of 2021 and 2020, respectively. The estimated future amortization expense for the remainder of 2021 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2021	$210
2022	711
2023	554
2024	425
2025	317
2026	210
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
The Company’s assets that are measured at fair value on a recurring basis are its investment securities available for sale, equity securities and its interest rate swaps. The Company obtains fair values on its securities using information from a third-party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third-party pricing service. This review includes a comparison to non-binding third-party quotes.
The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2021 and during 2020, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2021
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$22,178	$80,793	$—	$102,971
Mortgage-backed securities, residential	—	95,248	—	95,248
Collateralized mortgage obligations, residential	—	200,900	—	200,900
Mortgage-backed securities, multifamily	—	1,867	—	1,867
Collateralized mortgage obligations, multifamily	—	35,003	—	35,003
Asset-backed securities	—	54,007	—	54,007
Corporate bonds	—	39,385	—	39,385
Total securities available for sale	22,178	507,203	—	529,381
Equity securities, at fair value	—	16,422	—	16,422
Derivative assets	—	50,014	—	50,014
Total Assets	$22,178	$573,639	$—	$595,817
Liabilities:
Derivative liabilities	$—	$50,014	$—	$50,014
Total Liabilities	$—	$50,014	$—	$50,014
December 31, 2020
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$9,392	$55,610	$—	$65,002
Mortgage-backed securities, residential	—	228,156	—	228,156
Collateralized mortgage obligations, residential	—	209,038	—	209,038
Mortgage-backed securities, multifamily	—	1,944	—	1,944
Collateralized mortgage obligations, multifamily	—	41,535	—	41,535
Asset-backed securities	—	40,690	—	40,690
Obligations of states and political subdivisions	—	233,710	—	233,710
Corporate bonds	—	35,671	—	35,671
Total securities available for sale	9,392	846,354	—	855,746
Equity securities, at fair value	—	14,694	—	14,694
Derivative assets	—	80,734	—	80,734
Total Assets	$9,392	$941,782	$—	$951,174
Liabilities:
Derivative liabilities	$—	$80,877	$—	$80,877
Total Liabilities	$—	$80,877	$—	$80,877

Non-Recurring Fair Value Measurements
The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments.
Loans that do not have similar risk characteristics to the segments reported must be individually evaluated to determine an appropriate allowance. Management has identified criteria and procedures for identifying whether a loan should be individually evaluated for calculation of expected credit losses. If a loan is identified as meeting any of the criteria, it is deemed to have risk characteristics that are unique and will be separated from a pool. Those loans that are considered to have unique risk characteristics are then subjected to an individual allowance evaluation using either the fair value of the collateral, less estimated costs to sell, if collateral-dependent or the discounted cash flow method.
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At September 30, 2021 and December 31, 2020, the Company had no OREO or other repossessed assets.
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
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
September 30, 2021
Assets:
Individually evaluated loans	$—	$—	$2,049	$2,049
December 31, 2020
Assets:
Individually evaluated loans	$—	$—	$2,417	$2,417
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
The estimation methodologies used, the estimated fair values and recorded book balances at September 30, 2021 and December 31, 2020, are outlined below.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of September 30, 2021 and December 31, 2020:

(in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Financial Assets:
Investment securities, held to maturity
U.S. Treasury and U.S. government agencies	$18,820	$19,279	$—	$19,279	$—
Mortgage-backed securities, residential	343,866	342,001	—	342,001	—
Collateralized mortgage obligations, residential	8,488	8,775	—	8,775	—
Mortgage-backed securities, multifamily	2,724	2,771	—	2,771	—
Obligations of states and political subdivisions	316,832	311,037	—	310,578	459
Corporate bonds	2,832	2,865	—	2,865	—
Total investment securities held to maturity, net	$693,562	$686,728	$—	$686,269	$459
Federal Home Loan Bank and other membership bank stocks	9,340	9,340	—	9,340	—
Loans, net	5,822,849	5,844,767	—	—	5,844,767
Financial Liabilities:
Certificates of deposit	804,899	800,083	—	800,083	—
Other borrowings	25,000	24,902	—	24,902	—
Subordinated debentures	187,107	185,965	—	—	185,965
December 31, 2020
Financial Assets:
Investment securities, held to maturity
U.S. Treasury and U.S. government agencies	25,565	26,344	—	26,344	—
Mortgage-backed securities, residential	39,276	40,733	—	40,733	—
Collateralized mortgage obligations, residential	14,590	15,122	—	15,122	—
Mortgage-backed securities, multifamily	705	759	—	759	—
Obligations of states and political subdivisions	10,630	10,910	—	10,910	—
Total investment securities held to maturity	$90,766	$93,868	$—	$93,868	$—
Federal Home Loan Bank and other membership bank stocks	11,979	11,979	—	11,979	—
Loans, net	5,950,108	5,939,413	—	—	5,939,413
Financial Liabilities:
Certificates of deposit	1,078,256	1,077,620	—	1,077,620	—
Other borrowings	25,000	25,206	—	25,206	—
Subordinated debentures	118,257	118,208	—	—	118,208

Note 16 – Business Combination
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
The transaction has been approved by the boards of directors of the Company and 1st Constitution Bancorp. Federal Deposit Insurance Corporation and New Jersey Department of Banking and Insurance approval has been received. Subject to the approval of the shareholders of both the Company and 1st Constitution Bancorp, the approval or waiver by the Board of Governors of the Federal Reserve System and other customary closing conditions, the Company anticipates completing the merger in the first quarter of 2022.
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
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, as supplemented by Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 8, 2021, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; government responses to the COVID-19 pandemic, including vaccination mandates, which may affect our workforce, human capital resources and infrastructure; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and equipment financing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; failure to realize anticipated efficiencies and synergies from the merger of 1st Constitution Bancorp into Lakeland Bancorp and the merger of 1st Constitution Bank into Lakeland Bank; regulatory and shareholder approvals required for the merger may not be obtained, or may not be obtained on the proposed terms or on the anticipated schedule; and we may incur unanticipated expenses, including litigation expenses, related to the merger.
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
Executive Summary
COVID-19 continues to impact the Company's financial results and consumer and commercial behaviors in the markets we serve and we continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, our customers and the communities we serve. Our branch lobbies are open at normal operating hours for customers. Proper protocols are in place in our branches and corporate offices to ensure the continued safety of our associates and customers.
The Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio. The Company was an active participant in the Small Business Administration ("SBA") Paycheck Protection Program ("PPP"), assisting customers with applications during the program. The Company had PPP balances of $109.3 million outstanding at September 30, 2021 and believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Company granted payment deferrals to borrowers impacted by COVID-19 as provided for under the CARES Act. All COVID-related loan deferments have expired and borrowers began paying their pre-deferral loan payments.
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
On July 11, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with 1st Constitution Bancorp pursuant to which 1st Constitution Bancorp (parent company of 1st Constitution Bank) will merge with and into the Company and 1st Constitution Bank will merge with and into Lakeland Bank. We are looking forward to the opportunity to partner with 1st Constitution and expand our product offerings and services to the customers of the combined company. We are also preparing for the expanded footprint in New Jersey this acquisition provides. The merger integration meetings are progressing and we remain on schedule to close the merger in January 2022, pending receipt of all required regulatory and shareholder approvals, of which we have received Federal Deposit Insurance Corporation and New Jersey Department of Banking and Insurance approvals.
On September 15, 2021, the Company issued $150 million aggregate principal amount of its 2.875% fixed-to-floating rate subordinated notes due 2031 (the "Notes"). The Company plans to use the net proceeds from the offering for general corporate purposes. On September 30, 2021, the Company redeemed $75 million of its 5.125% fixed-to-floating rate subordinated notes due September 30, 2026.
Financial Overview
For the third quarter of 2021, the Company reported net income of $22.3 million and earnings per diluted share of $0.43 compared to net income of $14.4 million and earnings per diluted share of $0.28 for the third quarter of 2020. For the third quarter of 2021, annualized return on average assets was 1.10%, annualized return on average common equity was 10.94% and annualized return on average tangible common equity was 13.63% compared to 0.76%, 7.64%, and 9.71%, respectively, for the third quarter of 2020.
For the nine months ended September 30, 2021 the Company reported net income of $72.9 million, compared to $38.7 million for the same period in 2020. For the nine months ended September 30, 2021, the Company reported earnings per diluted share of $1.42 compared to $0.76 earnings per diluted share reported for the first nine months of 2020. For the first nine months of 2021, annualized return on average assets was 1.24%, annualized return on average common equity was 12.39%, and annualized return on average tangible common equity was 15.53% compared to 0.73%, 6.95% and 8.86%, respectively, for the same period in 2020.

The third quarter and year-to-date 2021 results were favorably impacted by benefits for credit losses of $2.7 million and $11.3 million, respectively, compared to provisions of $8.0 million and $26.2 million for the same periods last year. The benefit for credit losses was due primarily to an improvement in forecasted macroeconomic conditions, a reduction in non-performing assets and continued strength in asset quality.
Net interest margin for the third quarter of 2021 of 3.10% increased 14 basis points compared to the third quarter of 2020 and decreased 17 basis points compared to the second quarter of 2021. Net interest margin for the first nine months of 2021 was 3.19% as compared to 3.09% for the same period in 2020. The increase in net interest margin compared to the third quarter 2020 and year-to-date 2020 was due primarily to a decrease in the cost of interest-bearing liabilities, while the decrease in net interest margin compared to the linked quarter was due primarily to a $326.7 million increase in lower yielding average federal funds sold.
During the third quarter of 2021, the Company sold $6.2 million in non-performing loans primarily in the commercial secured by real estate loan category. The sale resulted in net recoveries to the allowance for credit losses of $502,000 as well as recovered interest on non-accrual loans of $755,000, which favorably impacted third quarter 2021 net interest margin by four basis points.
On September 15, 2021, the Company closed the offering of $150 million of its Notes. The Notes bear interest at a rate of 2.875% per annum until September 2026 and the interest rate will then reset quarterly to the three-month Secured Overnight Financing Rate ("SOFR") plus a spread of 220 basis points.
During the third quarter of 2021, the Company redeemed $75 million of its 5.125% fixed-to-floating rate subordinated notes due September 30, 2026, which were scheduled in September 2021 to reset quarterly to the current three-month LIBOR rate plus 397 basis points. The Company expensed $831,000 in long-term debt extinguishment costs on the $75 million redemption.
Total loans, net of deferred fees, decreased $140.4 million to $5.88 billion during the first nine months of 2021. Total deposits increased $475.1 million, or 7%, during the first nine months of 2021, to $6.93 billion.
Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020
Net Income
Net income was $22.3 million or $0.43 per diluted share, for the third quarter of 2021 compared to net income of $14.4 million or $0.28 per diluted share, for the third quarter of 2020. The increase in net income compared to the third quarter of 2020 was due primarily to a benefit for credit losses and an increase in net interest income.
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
Net interest income on a tax equivalent basis for the third quarter of 2021 was $59.5 million, compared to $52.2 million for the third quarter of 2020. The increase in net interest income compared to the third quarter of 2020 was due primarily to a reduction in the cost of interest-bearing deposits as well as growth in the volume of interest-earning assets. The net interest margin increased to 3.10% in the third quarter of 2021 from 2.96% in the third quarter of 2020 primarily as a result of a decrease in the cost of interest-bearing liabilities. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended September 30, 2021 and September 30, 2020 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$5,943,698	$59,957	4.00%	$5,775,093	$56,801	3.91%
Taxable investment securities and other	1,005,744	4,232	1.68%	793,370	4,139	2.09%
Tax-exempt securities	138,612	745	2.15%	79,696	509	2.55%
Federal funds sold (2)	523,205	161	0.12%	361,780	92	0.10%
Total interest-earning assets	7,611,259	65,095	3.40%	7,009,939	61,541	3.49%
Noninterest-earning assets:
Allowance for credit losses	(60,490)			(60,882)
Other assets	519,281			567,012
TOTAL ASSETS	$8,070,050			$7,516,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$653,840	$85	0.05%	$548,662	$77	0.06%
Interest-bearing transaction accounts	3,701,676	2,775	0.30%	3,086,260	3,422	0.44%
Time deposits	826,831	1,127	0.55%	1,176,181	3,513	1.19%
Borrowings	270,735	1,613	2.33%	327,939	2,287	2.73%
Total interest-bearing liabilities	5,453,082	5,600	0.41%	5,139,042	9,299	0.72%
Noninterest-bearing liabilities:
Demand deposits	1,702,788			1,475,422
Other liabilities	106,224			150,506
Stockholders' equity	807,956			751,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,070,050			$7,516,069
Net interest income/spread		59,495	2.99%		52,242	2.77%
Tax equivalent basis adjustment		157			108
NET INTEREST INCOME		$59,338			$52,134
Net interest margin (3)			3.10%			2.96%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $3.6 million from $61.5 million in the third quarter of 2020 to $65.1 million in the third quarter of 2021. The impact of the nine basis point reduction in the yield on interest-earning assets was offset by growth in the volume of interest-earning assets. Average loans increased $168.6 million compared to the third quarter of 2020 while the yield on average loans increased nine basis points to 4.00% in the third quarter of 2021 from the third quarter of 2020. Total average taxable investment securities increased $212.4 million to $1.01 billion for the third quarter of 2021 from the third quarter of 2020, while average tax-exempt securities increased $58.9 million to $138.6 million for the same periods. The yield on average taxable investment securities decreased 41 basis points from the third quarter of 2020 to 1.68% for the third quarter of 2021, while the yield on average tax-exempt investment securities decreased 40 basis points to 2.15% due to declines in market interest rates during the period. Average federal funds sold in the third quarter of 2021 increased $161.4 million compared to the third quarter of 2020, while the yield increased two basis points to 0.12% for the third quarter of 2021.
Total interest expense of $5.6 million in the third quarter of 2021 was $3.7 million less than the $9.3 million reported for the same period in 2020. The cost of average interest-bearing liabilities decreased from 0.72% in the third quarter of 2020 to 0.41% in the third quarter of 2021 and was largely driven by reductions in market interest rates and a change in mix of interest-bearing liabilities. Partially offsetting the impact of the decline in the cost of funds was a growth in average interest-bearing liabilities of $314.0 million during the same period. For the third quarter of 2021, lower costing savings and interest bearing transaction account average balances increased $105.2 million and $615.4 million, respectively, while the cost decreased by one basis point and 14 basis points, respectively, when compared to the same period in 2020. Higher cost average time deposits and borrowings balances decreased $349.4 million and $57.2 million, respectively, in the third quarter of 2021 when compared to the third quarter of 2020 while the cost decreased 64 points and 40 basis points, respectively. In 2020, the Company repaid a total of $114.9 million in FHLB advances and federal funds purchased have been lower in 2021 as the increase in deposits has provided liquidity.
Provision for Credit Losses
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost at December 31, 2020, effective January 1, 2020. The Company applied the standard's provisions as a cumulative-effect adjustment of $3.4 million to retained earnings as of January 1, 2020. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including investments, loans and certain off-balance-sheet credit exposures, measured at amortized cost. Quarterly amounts for the third quarter of 2020 do not reflect the adoption of ASU 2016-13.
In determining the allowance for credit losses on investments, loans and off-balance-sheet credit exposures, management measures expected credit losses based on relevant information about past events, current conditions, reasonable and supportable forecasts, prepayments and future economic conditions. The key assumptions of the methodology include the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The Company uses its best judgment to assess economic conditions and loss data in estimating the allowance for credit losses.
In the third quarter of 2021, a $2.7 million benefit for credit losses was recorded, compared to an $8.0 million provision for credit losses for the same period last year. The benefit is comprised of a benefit for credit losses on loans of $2.7 million, a benefit for the provision on off-balance-sheet exposures of $72,000 and a provision for credit losses on securities of $75,000. The benefit for credit losses on loans was due primarily to an improvement in forecasted macroeconomic conditions, a decrease in nonperforming assets and continued strength in asset quality of loans. The Company recorded loan charge-offs of $996,000 and recoveries on loans of $1.3 million in the third quarter of 2021 compared to loan charge-offs of $682,000 and loan recoveries of $85,000 in the third quarter of 2020. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income decreased $1.3 million to $5.5 million for the third quarter of 2021 compared to $6.8 million during the same period in 2020 due primarily to a reduction in swap income and gains on sales of loans. There was no swap income during the third quarter of 2021 compared to income of $624,000 during the third quarter of 2020 due primarily to changes to the yield curve which makes new swap agreements less attractive. Gains on sales of loans decreased $887,000 driven primarily by a reduction in volume and the Company retaining more originated residential mortgages. Service charges on deposit accounts for the third quarter of 2021 increased $248,000 compared to the third quarter of 2020 due primarily to changes in customer behavior related to the pandemic. Additionally, losses on equity securities totaled $58,000 for the third quarter of 2021 compared to losses of $170,000 during the same period in 2020.

Noninterest Expense
Noninterest expense in the third quarter of 2021 totaled $37.2 million compared to $32.1 million reported for the same quarter of 2020, an increase of $5.1 million. Compensation and employee benefit expense for the third quarter of 2021 increased $2.4 million, or 13%, when compared to the same quarter of 2020 as a result of staff additions and normal merit increases. Premises and equipment and data processing expense increased $624,000 and $284,000, respectively, compared to the third quarter of 2020 predominately driven by increases in costs associated with the Company's digital strategy initiative. FDIC insurance expense totaled $461,000 for the third quarter of 2021, a decrease of $164,000 compared to the same period in 2020 due primarily to a decrease in assessment rates resulting from an improvement in the Company's capital and asset quality metrics. The third quarter of 2021 included $1.1 million in merger related costs for the upcoming merger with 1st Constitution Bancorp. Other operating expenses in the third quarter of 2021 were $881,000 greater than the same period in 2020 due primarily to $831,000 in unamortized debt issuance costs resulting from the extinguishment of $75 million of the Company's 5.125% fixed-to-floating rate subordinated notes due September 30, 2026.
The Company’s efficiency ratio, a non-GAAP financial measure, was 54.02% in the third quarter of 2021, compared to 53.96% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
(dollars in thousands)	2021	2020

Total noninterest expense	$37,207	$32,097
Amortization of core deposit intangibles	(211)	(250)
Merger-related expenses	(1,072)	—
Long term debt extinguishment costs	(831)	—
Noninterest expense, as adjusted	$35,093	$31,847

Net interest income	$59,338	$52,134
Noninterest income	5,469	6,773
Total revenue	64,807	58,907
Tax-equivalent adjustment on municipal securities	157	108
Total revenue, as adjusted	$64,964	$59,015
Efficiency ratio	54.02%	53.96%
Income Tax Expense
The effective tax rate in the third quarter of 2021 was 26.5% compared to 23.3% during the same period in 2020 primarily as a result of tax advantaged items declining as a percentage of pretax income due to the increase in pretax income during the current period.
Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020
Net Income
Net income was $72.9 million, or $1.42 per diluted share, for the first nine months of 2021 compared to net income of $38.7 million, or $0.76 per diluted share, for the first nine months of 2020. Net income increased primarily as a result of the $11.3 million benefit for credit losses recorded in the first nine months of 2021 compared to the $26.2 million provision recorded for the first nine months of 2020.
Net Interest Income
Net interest income on a tax equivalent basis for the first nine months of 2021 was $176.3 million, compared to $152.8 million for the first nine months of 2020. The increase in net interest income was due primarily to a reduction in the cost of interest-bearing deposits as well as growth in the volume of interest-earning assets. The net interest margin of 3.19% in the first nine months of 2021 compared to 3.09% for the same period in 2020. The increase in net interest margin resulted primarily from a 46 basis point decrease in the cost of interest-bearing liabilities. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the nine months ended September 30, 2021 and September 30, 2020 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$6,037,419	$179,264	3.97%	$5,519,621	$170,483	4.13%
Taxable investment securities and other	942,389	12,242	1.73%	811,924	14,131	2.32%
Tax-exempt securities	129,434	2,318	2.39%	69,408	1,371	2.63%
Federal funds sold (2)	286,936	250	0.12%	198,528	287	0.19%
Total interest-earning assets	7,396,178	194,074	3.51%	6,599,481	186,272	3.77%
Noninterest-earning assets:
Allowance for credit losses	(66,641)			(51,236)
Other assets	524,814			525,193
TOTAL ASSETS	$7,854,351			$7,073,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$632,950	$247	0.05%	$523,653	$248	0.06%
Interest-bearing transaction accounts	3,529,586	8,447	0.32%	2,942,307	14,204	0.64%
Time deposits	916,476	4,655	0.68%	1,048,115	11,517	1.47%
Borrowings	237,856	4,432	2.46%	373,870	7,462	2.62%
Total interest-bearing liabilities	5,316,868	17,781	0.45%	4,887,945	33,431	0.91%
Noninterest-bearing liabilities:
Demand deposits	1,637,101			1,317,195
Other liabilities	113,740			124,980
Stockholders' equity	786,642			743,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,854,351			$7,073,438
Net interest income/spread		176,293	3.06%		152,841	2.86%
Tax equivalent basis adjustment		487			289
NET INTEREST INCOME		$175,806			$152,552
Net interest margin (3)			3.19%			3.09%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $186.3 million in the first nine months of 2020 to $194.1 million in the first nine months of 2021, an increase of $7.8 million, or 4%. The increase in interest income was primarily due to growth in the volume of interest-earning assets partially offset by a decline in the yield on interest-earning assets. Average loans increased $517.8 million compared to the first nine months of 2020, while the yield on average loans at 3.97% in the first nine months of 2021 was 16 basis points lower than the same period in 2020. Average taxable and tax-exempt investment securities increased $130.5 million and $60.0 million, respectively, for the first nine months of 2021 compared to the same period in 2020, while the yield on average taxable and tax-exempt investment securities decreased 59 basis points and 24 basis points, respectively. Average federal funds sold increased $88.4 million in the first nine months of 2021 compared to the same period in 2020, while the yield on federal funds sold decreased seven basis points.
Total interest expense of $17.8 million in the first nine months of 2021 was $15.6 million less than the $33.4 million reported for the same period in 2020. Total average interest-bearing liabilities increased $428.9 million, while the cost of average interest-bearing liabilities decreased from 0.91% in the first nine months of 2020 to 0.45% in the first nine months of 2021. The increase in the balance and reduction in cost of interest-bearing liabilities was due primarily to the same reasons discussed in the quarterly analysis. The cost of interest-bearing transaction accounts and time deposits decreased by 32 basis points and 79 basis points, respectively, while the cost of borrowings decreased 16 basis points compared to the first nine months of 2020.
Provision for Credit Losses
In the first nine months of 2021, an $11.3 million benefit for credit losses was recorded, compared to a $26.2 million provision for the same period last year. The benefit is comprised of a benefit for credit losses on loans of $10.8 million, a benefit for off-balance-sheet exposures of $707,000 and a provision for credit losses on securities of $231,000. The benefit for credit losses on loans was due primarily to the same reasons discussed in the quarterly comparison. The Company charged off $4.1 million and recovered $1.8 million in the first nine months of 2021 compared to $1.3 million and $322,000, respectively, in the first nine months of 2020. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $16.5 million in the first nine months of 2021 decreased by $3.8 million from $20.3 million in the first nine months of 2020 due primarily to a $3.6 million decrease in swap income resulting from the same reason discussed in the quarterly comparison. Gains on sales of loans decreased $697,000 driven primarily by a reduction in volume and the Company retaining more originated residential mortgages. Service charges on deposit accounts increased $614,000 compared to the first nine months of 2020 due to the same reasons discussed in the quarterly comparison, while commissions and fees increased $459,000 due primarily to an increase in commercial loan fees. Losses on equity securities totaled $191,000 in the first nine months of 2021 compared to losses of $625,000 in the first nine months of 2020. Other income decreased $567,000 due primarily to a $400,000 write-down on a branch location held for sale. Additionally, the first nine months of 2020 included gains on investment securities transactions of $342,000 compared to $9,000 for the same period in 2021.
Noninterest Expense
Noninterest expense in the first nine months of 2021 totaled $105.2 million, which was $9.1 million greater than the $96.1 million reported for the first nine months of 2020. Compensation and employee benefit expense and premises and equipment expense increased $5.1 million and $2.4 million, respectively, compared to the first nine months of 2020 due to the same reasons discussed in the quarterly comparison. FDIC insurance expense in the first nine months of 2021 increased $420,000 due primarily to deposit growth and assessment credits recorded in the first nine months of 2020. The first nine months of 2021 included $1.1 million in merger related costs for the upcoming merger with 1st Constitution Bancorp. Other operating expenses increased $29,000 in the first nine months of 2021 compared to the same period in 2020. Within other operating expenses, marketing, telecommunications expense and ATM and debit card expense increased $300,000, $176,000 and $135,000, respectively, while consulting decreased $479,000 compared to the first nine months of 2020. In the nine months ended September 30, 2021, the Company recorded $831,000 in long-term debt extinguishment fees due to the $75.0 million redemption of its 5.125% fixed-to-floating rate subordinated notes due September 30, 2026, and in the nine months ended September 30, 2020, the Company recorded $356,000 of long-term debt prepayment fees on the redemption of FHLB borrowings. The Company’s efficiency ratio, a non-GAAP financial measure, was 53.24% in the first nine months of 2021, compared to 54.95% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020

Total noninterest expense	$105,207	$96,063
Amortization of core deposit intangibles	(658)	(776)
Merger-related expenses	(1,072)	—
Long-term debt prepayment penalties	—	(356)
Long-term debt extinguishment costs	(831)	—
Noninterest expense, as adjusted	$102,646	$94,931

Net interest income	$175,806	$152,552
Noninterest income	16,497	20,265
Total revenue	192,303	172,817
Tax-equivalent adjustment on municipal securities	487	289
Gains on sales of investment securities	(9)	(342)
Total revenue, as adjusted	$192,781	$172,764
Efficiency ratio	53.24%	54.95%
Income Tax Expense
The effective tax rate in the first nine months of 2021 was 25.9% compared to 23.5% during the same period last year due primarily to tax advantaged items declining as a percentage of pretax income resulting from the increase in pretax income during the current period.
Financial Condition
The Company’s total assets increased $508.2 million from December 31, 2020, to $8.17 billion at September 30, 2021. Total loans, net of deferred fees, were $5.88 billion, a decrease of $140.4 million or 2% from $6.02 billion at December 31, 2020. Total deposits were $6.93 billion, an increase of $475.1 million, or 7%, from December 31, 2020, while total borrowings increased $11.2 million to $324.0 million at September 30, 2021.
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
The information below for September 30, 2021 and December 31, 2020 is presented in accordance with ASU 2016-13. At the time of adoption of ASU 2016-13, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 in Notes to the Consolidated Financial Statements in the Company's December 31, 2020 Annual Report on Form 10-K for a full description of the segments. The Company did not reclassify comparative financial periods prior to December 31, 2020 and has presented those disclosures under previously applicable U.S. GAAP.
Total loans, net of deferred fees, totaled $5.88 billion at September 30, 2021 and decreased $140.4 million compared to December 31, 2020. Commercial, industrial and other loans decreased $244.9 million, of which $175.3 million was attributable to a net decrease in PPP loans. Non-owner occupied commercial loans decreased $98.3 million and consumer loans decreased $25.0 million compared to December 31, 2020. Partially offsetting these year-to-date decreases in loan segments were increases in multifamily, construction and owner occupied commercial loans of $94.7 million, $66.0 million and $57.1 million, respectively. Residential mortgage loans also increased $29.6 million from December 31, 2020 to $407.0 million at

September 30, 2021. Although loan demand has been strong to date during 2021, loan payoffs outpaced demand in several loan categories, including PPP loans reported in the commercial, industrial and other loans; non-owner occupied commercial loans; consumer loans; and non-owner occupied residential loans. For more information on the loan portfolio, see Note 4 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Non-performing assets, including purchased credit deteriorated ("PCD") loans, decreased from $42.8 million at December 31, 2020 to $12.2 million at September 30, 2021. The Company sold approximately $21.7 million in non-performing loans during the first nine months of 2021 and recorded net charge-offs of $706,000 and recovered $755,000 in interest on the sales. Non-accrual loans in the non-owner occupied and owner occupied commercial loans secured by real estate categories decreased $11.8 million and $9.6 million, respectively. The percentage of non-performing assets to total assets was 0.15% at September 30, 2021 compared to 0.56% at December 31, 2020. Non-accrual loans at September 30, 2021 included two loan relationships with a balance of $1 million or greater, totaling $8.0 million and two loan relationships between $500,000 and $1.0 million, totaling $1.1 million. At September 30, 2021, there were no loans that were past due more than 89 days and still accruing and at December 31, 2020, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing.
Troubled debt restructurings ("TDR") are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. In December 2020, the CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected these provisions of the CARES Act and CAA and excluded modified loans that met the required guidelines for relief from its TDR classification. On September 30, 2021, the Company had $3.4 million in loans that were TDRs and accruing interest income compared to $3.9 million at December 31, 2020. These loans are expected to be able to perform under the modified terms of the loan. At September 30, 2021 and December 31, 2020, the Company had $241,000 and $1.1 million, respectively, in TDRs that were included in non-accrual loans.
Since the end of March 2020, the Company has been working with borrowers negatively impacted by the COVID-19 pandemic. At September 30, 2021, there were no loans on payment deferral compared to $9.7 million, or 0.2% of total loans at December 31, 2020. At September 30, 2021, CARES Act and CAA modifications totaled $61.2 million compared to $40.0 million at December 31, 2020.
At September 30, 2021 and December 31, 2020, the Company had $115.2 million and $139.4 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at September 30, 2021, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
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
The overall balance of the allowance for credit losses on loans of $58.0 million at September 30, 2021 decreased $13.2 million from December 31, 2020, a decrease of 19% due primarily to an improvement in forecasted macroeconomic conditions, a reduction in nonperforming assets and continued strength in asset quality. The change in the allowance within loan segments during the two comparable periods is principally due to changes in the Company's level of loan growth and the impact of changes in various economic factors on particular segments.
The following table sets forth for the periods presented, the historical relationships among the allowance for credit losses on loans, the (benefit) provision for credit losses on loans, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2020
Allowance balance, beginning of the year	$71,124	$40,003	$40,003
Impact of adopting ASU 2016-13 (1)	—	—	6,656
Loans charged off:
Non-owner occupied commercial	$(2,708)		$(53)
Owner occupied commercial	(282)		(369)
Multifamily	(28)		—
Non-owner occupied residential	(223)		—
Total commercial, secured by real estate (1)	(3,241)	(498)	(422)
Commercial, industrial and other	(401)	(204)	(814)
Construction	(54)	—	(77)
Equipment finance	(242)	(194)	(284)
Residential Mortgage	(64)	(116)	(116)
Consumer	(126)	(294)	(340)
Total loans charged off	(4,128)	(1,306)	(2,053)
Recoveries:
Non-owner occupied commercial	$462		$29
Owner occupied commercial	301		21
Multifamily	—		—
Non-owner occupied residential	29		22
Total commercial, secured by real estate (1)	792	57	72
Commercial, industrial and other	439	74	207
Construction	71	69	100
Equipment finance	17	39	65
Residential Mortgage	177	21	21
Consumer	289	62	76
Total recoveries	1,785	322	541
Net charge-offs	(2,343)	(984)	(1,512)
(Benefit) provision for credit losses on loans	(10,828)	26,223	25,977
Allowance balance, end of year	$57,953	$65,242	$71,124
Net charge-offs as a percentage of average loans outstanding	0.05%	0.02%	0.03%
Allowance for credit losses on loans as a percentage of total loans outstanding	0.99%	1.11%	1.18%
Allowance for credit losses on loans as a percentage of non-accrual loans	473.16%	197.17%	166.32%
Non-accrual loans to total loans outstanding	0.21%	0.57%	0.71%
(1) Periods prior to December 31, 2020 do not reflect the adoption of ASU 2016-13.

Non-accrual loans of $12.2 million at September 30, 2021 decreased $30.5 million from December 31, 2020. The allowance for credit losses as a percent of total loans was 0.99% at September 30, 2021 compared to 1.18% at December 31, 2020. The decrease in the allowance for credit losses as a percent of total loans was primarily due to the $11.3 million benefit for credit losses recorded in the first nine months of 2021 resulting primarily from improvement in forecasted macroeconomic conditions, a reduction in nonperforming assets and continued strength in asset quality. Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at September 30, 2021.
Investment Securities
Investment securities totaled $1.22 billion at September 30, 2021, increasing $276.4 million compared to $946.5 million at December 31, 2020. During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income. Subsequent amortization will be recognized over the life of the securities. The Company recorded net amortization of $158,000 during the third quarter of 2021. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 3 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $6.46 billion at December 31, 2020 to $6.93 billion at September 30, 2021, an increase of $475.1 million, or 7%. Savings and interest-bearing transaction accounts increased $534.1 million due primarily to an increase in money market and interest bearing checking accounts resulting from a change in customer behavior towards more traditional banking alternatives in the current economy as well as increased marketing efforts focused on money market accounts. Noninterest-bearing deposits increased $214.4 million during the first nine months of 2021 due primarily to organic growth. Time deposits decreased $273.4 million in the first nine months of 2021 due to a decline in brokered deposits and a change in customer preferences in the low interest rate environment from term deposits to deposits that are available on demand.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $70.4 million for the first nine months of 2021 compared to $61.7 million for the same period in 2020.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2021, Lakeland’s deposits increased $475.1 million compared to an increase of $972.7 million during the first nine months of 2020.
•Sales of investment securities. At September 30, 2021 the Company had $529.4 million in securities designated “available for sale.” Of these securities, $312.0 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2021. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million, of which none were outstanding at September 30, 2021. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2021.
•Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2021 follows.
Cash and cash equivalents totaling $662.6 million on September 30, 2021 increased $392.5 million from December 31, 2020. Operating activities provided $70.4 million in net cash. Investing activities used $141.9 million in net cash, primarily reflecting an increase in investment securities. Financing activities provided $464.1 million in net cash primarily reflecting the net increase in deposits of $475.2 million and $148.2 million in net proceeds from the issuance of subordinated debt partially offset by the repayment of subordinated debentures of $80.8 million and a $57.7 million decrease in federal funds purchased and securities sold under agreements to repurchase. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2021. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$19,252	$2,956	$5,081	$3,792	$7,423
Benefit plan commitments	4,621	397	804	745	2,675
Remaining contractual maturities of time deposits	804,899	672,362	113,923	18,614	—
Subordinated debentures	187,107	—	—	7,666	179,441
Loan commitments	1,150,456	830,717	160,884	27,342	131,513
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	56,615	5,895	11,790	10,975	27,955
Standby letters of credit	20,156	19,711	445	—	—
Total	$2,268,106	$1,532,038	$292,927	$94,134	$349,007
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.78%.
Capital Resources
Total stockholders’ equity increased to $814.1 million on September 30, 2021 from $763.8 million on December 31, 2020, an increase of $50.3 million. Book value per common share increased to $16.09 on September 30, 2021 from $15.13 on December 31, 2020. Tangible book value per share increased from $11.97 per share on December 31, 2020 to $12.95 per share on September 30, 2021, an increase of 8%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2020 to September 30, 2021 was primarily due to $72.9 million of net income, partially offset by other comprehensive loss of $4.9 million and by the payment of cash dividends on common stock of $20.2 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of September 30, 2021, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of September 30, 2021, the Company’s capital levels remained characterized as “well-capitalized.”
The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
The Company	8.60%	8.37%	10.70%	9.73%	11.19%	10.22%	14.73%	12.84%
Lakeland Bank	9.87%	9.04%	12.85%	11.03%	12.85%	11.03%	13.83%	12.22%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$814,128	$763,784
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	2,631	3,288
Total tangible common stockholders’ equity at end of period - Non-GAAP	$655,220	$604,219
Shares outstanding at end of period	50,602	50,480
Book value per share - GAAP	$16.09	$15.13
Tangible book value per share - Non-GAAP	$12.95	$11.97
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$655,220	$604,219
Total assets at end of period	$8,172,479	$7,664,297
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	2,631	3,288
Total tangible assets at end of period - Non-GAAP	$8,013,571	$7,504,732
Common equity to assets - GAAP	9.96%	9.97%
Tangible common equity to tangible assets - Non-GAAP	8.18%	8.05%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$22,289	$14,427	$72,871	$38,670
Total average common stockholders’ equity	$807,956	$751,099	$786,642	$743,318
Less:
Average goodwill	156,277	156,277	156,277	156,277
Average other identifiable intangible assets, net	2,758	3,689	2,975	3,944
Total average tangible common stockholders’ equity - Non-GAAP	$648,921	$591,133	$627,390	$583,097
Return on average common stockholders’ equity - GAAP	10.94%	7.64%	12.39%	6.95%
Return on average tangible common stockholders’ equity - Non-GAAP	13.63%	9.71%	15.53%	8.86%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $212.7 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-100 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
September 30, 2021	1.6%	1.0%
December 31, 2020	0.2%	1.4%

The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
September 30, 2021	5.7%	3.8%	1.9%	—%
December 31, 2020	0.5%	0.4%	0.6%	1.5%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2021 (the base case) was $1.24 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
September 30, 2021	(2.2)%	(0.7)%	0.9%	(9.8)%
December 31, 2020	0.3%	1.5%	2.8%	(10.1)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 8, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the third quarter of 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	—	$—	—	2,393,423
August 1 to August 31, 2021	—	—	—	2,393,423
September 1 to September 30, 2021	—	—	—	2,393,423
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

Item 6.   Exhibits

2.1
Agreement and Plan of Merger, dated as of July 11, 2021, by and between Lakeland Bancorp, Inc. and 1st Constitution Bancorp (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2021)

4.1
Indenture, dated September 15, 2021, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 15, 2021)

4.2
First Supplemental Indenture, dated September 15, 2021, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 15, 2021)

4.3	Form of 2.875% Fixed-to-Floating Rate Subordinated Notes due 2031 (included in Exhibit 4.2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

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
Date: November 8, 2021