Form 10-K
period 2021-12-31
LAKELAND BANCORP INC
filed 2022-02-28
CIK 846901

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021.
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $846,945,000, based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock, as of February 22, 2022, was 64,648,502.

Table of Contents

DOCUMENTS INCORPORATED BY REFERENCE:
Lakeland Bancorp, Inc. Proxy Statement for its 2022 Annual Meeting of Shareholders (Part III).

Table of Content
LAKELAND BANCORP, INC.
Form 10-K Index

Table of Content
PART I
ITEM 1 - Business.
GENERAL
Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). As of February 28, 2022, Lakeland operates 69 branch offices located throughout northern and central New Jersey and in Highland Mills, New York; six New Jersey regional commercial lending centers strategically located in our market area and one New York commercial lending center to serve the Hudson Valley region. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
The Company has grown through a combination of organic growth and acquisitions. Since 1998, the Company has acquired nine community banks with an aggregate asset total of approximately $4.16 billion, including its most recent acquisition of 1st Constitution Bank and its parent, 1st Constitution Bancorp ("1st Constitution Bancorp"), which was completed on January 6, 2022. At January 6, 2022, 1st Constitution Bancorp had approximately $1.88 billion in assets, $1.12 billion in loans and $1.65 billion in deposits. All of the acquired banks have been merged into Lakeland and the acquired holding companies, if applicable, have been merged into the Company.
At December 31, 2021, Lakeland Bancorp had total consolidated assets of $8.20 billion, total consolidated deposits of $6.97 billion, total consolidated loans, net of the allowance for credit losses on loans, of $5.92 billion and total consolidated stockholders’ equity of $827.0 million.
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
Commercial Bank Services
Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York and surrounding areas. In the lending area, these services include commercial real estate loans, commercial and industrial loans, short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, residential mortgage loans, Small Business Administration (“SBA”) loans and merchant credit card services. The Company participated in the SBA's Paycheck Protection Program ("PPP") beginning in April 2020. Through Lakeland’s equipment finance division, the Company provides a financing solution to small and medium-sized companies that prefer to lease equipment over other financial alternatives. Lakeland’s asset-based loan department provides commercial borrowers with another lending alternative.
Depository products include demand deposits, as well as savings, money market and time accounts. Lakeland offers online banking, mobile banking and wire transfer services to the business community and municipal relationships. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.
Consumer Banking
Lakeland also offers a broad range of consumer banking services, including checking accounts, savings accounts, interest-bearing checking accounts, money market accounts, certificates of deposit, online banking, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.
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
Human Capital Resources
At December 31, 2021, the Company employed 717 associates, including 36 part-time associates, of which approximately 68% are women. The Company employed 711 associates, including 43 part-time associates at December 31, 2020. As a financial institution, approximately 52% of our associates are located at branch or loan production offices and the remainder are located at our administrative offices. The success of our business is highly dependent on our associates, who are dedicated to our mission to inspire and enable the communities we serve to achieve financial stability and success. We seek to hire well-qualified associates to sustain and build on our culture of service and performance. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. None of our associates are covered by a collective bargaining agreement.
We encourage the growth and development of our associates and, whenever possible, seek to fill positions by promotion and transfer from within the Company. Continual learning and career development is advanced through annual performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Our Leader Engagement and Development (LEAD) Program was launched in 2018 to foster leadership abilities and cultivate effective management approaches. To date, 51 associates have completed the program. Reimbursement is available to associates enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences and other training events associates attend in connection with their job duties or professional certification requirements.
The safety, health and wellness of our associates is a top priority. The COVID-19 pandemic presented unique challenges with regard to maintaining associate safety while continuing successful operations. We instituted remote working plans at the start of the pandemic and were able to transition, over a short period of time, many of our eligible associates to effectively working from remote locations. We ensured a safely-distanced working environment for associates performing customer-facing activities at branches and operations centers, closing branch lobbies as necessary. All associates are prohibited from working on-site when they, or a close family member, experience symptoms of a possible COVID-19 illness and generally used their paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance, offering flexible work schedules, keeping the associate portion of health care premiums to a minimum and sponsoring various wellness programs, whereby associates are encouraged to incorporate healthy habits into their daily routines.
In 2020, we appointed our first Chief Diversity Officer, with a mandate to focus on workforce diversity, vendor/supplier diversity and cultivating more diverse leadership, among other vital issues. We sponsor Share Your Voice “listening” roundtables for associates, with the assistance of outside experts. A Diversity Task Force was created to give associates more opportunity for input into relevant issues. We provided associates with access to information and assistance on topics ranging from diversity to wellness, parenting and other personal issues and concerns.
Associate retention helps us operate efficiently and achieve our business objectives. We provide competitive wages, annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to a discretionary employer annual contribution, healthcare and insurance benefits, health savings, flexible spending accounts, paid time off, family leave and an employee assistance program. At December 31, 2021, approximately 29% of our current staff had been with us for 10 years or more.

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

Table of Content
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
If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional credit loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Banking institutions that fail to maintain the minimum capital ratios, or that maintain the requisite minimum capital ratios but do so at a level below the minimum capital ratios plus the applicable capital conservation buffer, will face constraints on their ability to pay dividends. See “Capital Requirements” below.
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

Table of Content
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

Table of Content
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
As of December 31, 2021, the Company and Lakeland met all capital requirements under the Basel Rules as then in effect, including the fully phased-in capital conservation buffer requirement. The Bank was classified as "well capitalized" on that date.
The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law in May 2018. The EGRRCPA, among other matters, amended the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's Tier 1 capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Rules calculations. Under the final rule, banks with less than $10 billion in assets may elect the Community Bank Leverage Ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance-sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. An eligible financial institution that opts into this new framework and then fails to satisfy this new framework after expiration of the grace period will then be required to satisfy the generally applicable capital requirements. Management did not elect to use the Community Bank Leverage Ratio framework.
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
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which the DIF will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. In March 2016, the FDIC adopted a rule that imposes a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge equaled an annual rate of 4.5 basis points applied to the institution’s assessment base, with certain adjustments. When the DIF Reserve Ratio is at or above 1.38% in a given quarter, credits were applied to banks' assessment payments. The Company began receiving the Small Bank Assessment credit in the third quarter of 2019 and, as a result, made no FDIC assessment payments in the third and fourth quarter of 2019. Full payments to the FDIC resumed in the second quarter of 2020. The Company paid $2.3 million and $2.1 million in total FDIC assessments in 2021 and 2020, respectively.

Table of Content
CARES Act
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the lesser of (1) 2.5 times its average monthly payroll costs or (2) $10.0 million. PPP loans have (a) an interest rate of 1.00%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of the disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.
In June 2020, Congress passed the Paycheck Protection Program Flexibility Act ("PPP Flexibility") to ease provisions of PPP related to the time period permitted to use the proceeds of loans, the deferral period of principal and interest payments on loans not forgiven and an extension of the maturity date of loan and loan forgiveness on loans. Key changes included (a) extending from two to five years the minimum maturity of any remaining loan balance after an application for loan forgiveness (for those loans closed after the enactment of PPP Flexibility); (b) extending the “covered period” (i.e., when costs that are eligible for forgiveness must be paid or incurred) from eight weeks to 24 weeks (or December 31, 2020, whichever is earlier); (c) reducing from 75 percent to 60 percent the amount of loan proceeds that must be used for payroll costs although the remainder must continue to be allocated to interest on mortgages, rent, and utilities; (d) permitting an exemption from reductions in loan forgiveness amounts based on reductions in full-time equivalent employees if the borrower, in good faith, documents an inability to return to the same level of business activity due to standards for sanitation, social distancing, or other worker or customer safety requirements established by the Department of Health and Human Services ("HHS"), the Center for Disease Control ("CDC") or Occupational, Safety and Health Administration ("OSHA"); and (e) allowing deferral of payments until the amount of forgiveness is remitted by the SBA to the lender or, if the borrower has not applied for forgiveness, ten months after the expiration of the covered period. The provisions of PPP Flexibility became effective upon enactment and will apply to all loans made under the PPP. The SBA released guidance on PPP loan forgiveness, which presently includes three different application methods depending primarily on the size of the PPP loan, reductions in staffing or salaries, or a business’ inability to operate at pre-COVID levels due to compliance with certain federally imposed requirements related to COVID-19. To qualify for full forgiveness, businesses must document that at least 60% of the PPP loan amount was used towards payroll costs and that the remaining 40% was used for other eligible costs such as mortgage interest, rent payments and/or utilities. Forgiveness was originally intended to be reduced by any Economic Injury Disaster Loan (“EIDL”) advance amount the business received.
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

Table of Content
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA") was signed into law. In addition to providing funding for normal government operations, this bill provides for additional COVID-19 relief. The CAA extended certain provisions of the CARES Act, provided additional funding for others and contained new relief provisions. CAA eliminated the reduction PPP forgiveness by EIDL received and extended loan modification deadline to the end of the National Emergency or December 31, 2021. CAA further extended the option to delay ASU 2016-13 implementation until January 1, 2022; however, the Company has adopted this standard as of December 31, 2020, and has applied it retroactively to January 1, 2020. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under all applicable guidance.
Change in Control Act
Under the Change in Bank Control Act, no person (including a company or other business entity) may acquire “control” of a bank or bank holding company, unless the appropriate federal agency has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. The agency takes into consideration certain factors, including the competence, experience, integrity and financial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the company involved has its shares registered under the Securities Exchange Act of 1934. Any “company”, as defined in the Bank Holding Company Act of 1956, would be required to receive the prior approval of the Federal Reserve Board to acquire “control” of the company or bank, as defined in that statute and Federal Reserve Board regulations, and would then be regulated as a bank holding company.
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
Like all commercial banks, Lakeland Bank maintains an allowance for credit losses on loans to provide for loan defaults and non-performance. If our allowance for credit losses on loans is not adequate to cover actual loan losses, we may be required to significantly increase future provisions for credit losses on loans, which could materially and adversely affect our operating results. The Company adopted ASU 2016-13, pertaining to the measurement of credit losses on financial instruments ("CECL"), on December 31, 2020, effective January 1, 2020. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions, such as Lakeland, and other organizations will now use forward-looking information to better inform their credit loss estimates.
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

Table of Content
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
Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. This differs significantly from the "incurred loss" model required under previous GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model significantly affected how we determined our allowance for credit losses on loans and may create more volatility in the level of our allowance for credit losses.
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
The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate (CRE) lending. The 2006 interagency guidance did not establish specific CRE lending limits or caps; rather, the guidance set forth supervisory criteria to serve as levels of bank CRE concentration above which certain financial institutions may be identified for further supervisory analysis. According to the guidelines, institutions could be subject to further analysis if (i) their loans for construction, land, and land development (CLD) represent 100% or more of the institution's total risk-based capital, or (ii) their total non-owner occupied CRE loans (including CLD loans), as defined, represent 300% or more of the institution’s total risk-based capital, and further, that the institution’s non-owner occupied CRE loan portfolio has increased by 50% or more during the previous 36 months.
The Bank’s total reported CLD loans represented 35% of total risk-based capital at December 31, 2021. The Bank’s total reported CRE loans to total capital was 423% at December 31, 2021, while the Bank’s CRE portfolio has increased by 40% over the preceding 36 months. The growth rate of the preceding 36 months included the acquisition of Highlands State Bank.
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

Table of Content
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
The Federal Open Market Committee of the Federal Reserve Board (the "FOMC") lowered the federal funds rate to near zero percent in 2020. However, the FOMC has indicated that it intends to raise interest rates beginning in 2022. A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks and savings institutions, our emphasis on gathering core deposits, which have no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our asset. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.

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
Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits and liquidity.
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
    In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). The use of LIBOR in new contracts was discontinued on December 31, 2021. Certain USD LIBOR tenors will continue to be published on a representative basis until June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.
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
As of December 31, 2021, the Company had approximately $1.59 billion in its investment portfolio, with $770.0 million designated as available for sale and $825.0 million designated as held to maturity. For securities available for sale, ASU 2016-13 requires entities to determine if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held to maturity securities are evaluated under the allowance for credit losses model. Held to maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough it could affect the ability of Lakeland to upstream dividends to the

Table of Content
Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
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
    The Company, Lakeland and certain non-bank subsidiaries are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. We are also subject to numerous laws and regulations designed to protect consumers. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. Lakeland is also subject to a number of laws which, among other things, govern its lending practices and require the Bank to establish and maintain comprehensive programs relating to anti-money laundering and customer identification.

Table of Content
The New Jersey Department of Banking and Insurance, the FDIC and the Federal Reserve Board periodically examine our business, including our compliance with laws and regulations, and the Consumer Financial Protection Bureau (the "CFPB") has the authority to examine us for compliance with federal consumer financial laws. The U.S. Department of Justice also has enforcement authority over fair lending laws. If a regulator were to determine that any aspect of our operations had become unsatisfactory or were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate, including enjoining “unsafe or unsound” practices, requiring affirmative action to correct any conditions resulting from any violation or practice, issuing an administrative order that can be judicially enforced, directing an increase in our capital, restricting our growth (including restrictions on mergers and acquisitions activity, geographic expansion or entering into new lines of business), assessing civil monetary penalties against our officers or directors, removing officers and directors or, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, terminating our deposit insurance and placing us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition or results of operations.
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
The Company is subject to heightened regulatory requirements as a result of total assets exceeding $10 billion.
With the closing of the acquisition of 1st Constitution Bancorp on January 6, 2022, the Company's total assets exceed $10 billion. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including the examination authority of the CFPB to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees and enhanced risk management frameworks, all of which increase operating costs and reduce earnings. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations and have done so on a number of occasions.
Additional costs have been and will be incurred to implement processes, procedures and monitoring of compliance with these imposed requirements, including investing significant management attention and resources to make necessary changes to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. The Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have is unpredictable, these changes could be materially adverse to the Company's investors.

Table of Content
Strategic and External Risks
The effect of future tax reform is uncertain and may adversely affect our business.
    State and federal legislation for tax reform may increase our overall tax expense and negatively impact certain balance sheet and tax provisions taken by the Company.
The current national administration has indicated that tax reform, increasing the federal corporate tax rate, is a possibility. Such an increase would increase the Company's income tax expense as a percent of its taxable income. Other tax reform could adversely impact the property values of real estate used to secure loans or may create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as the states of New Jersey and New York where the Company operates. These and other federal and state tax changes could significantly impact the financial health of our customers, potentially resulting, in among other things, an inability to repay loans or maintain deposits at the Bank. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.
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
Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.
 Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area, including New Jersey, remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.
The outbreak of COVID-19 could continue to materially, adversely affect our business operations, financial condition, results of operations and cash flows.
The outbreak of COVID-19 has materially, adversely impacted supply chains and certain industries in which our customers operate and could materially impair their ability to fulfill their obligations to us. Further, additional outbreaks of COVID-19 variants could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The spread of the highly infectious COVID-19 caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which disrupted our operations. COVID-19 resulted in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally and a disruption in the services provided by our vendors. Continued disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Furthermore, COVID-19 could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of COVID-19 and the additional restrictions imposed to contain COVID-19 in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
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

Table of Content
filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
Further, the COVID-19 outbreak created increased operational challenges, as we worked to respond to customers' urgent needs. During 2020 and 2021, we processed more than 3,300 applications for PPP loans in excess of $475.7 million, which resulted in significant demands and pressures on our operations. We will continue to face increased operational demands and pressures as we process applications for loan forgiveness, monitor and service our book of PPP loans and pursue recourse under the SBA guarantees and against borrowers for any PPP loan defaults.
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

Table of Content
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

Table of Content
If we do not successfully integrate any banks that we have acquired and may acquire in the future, the combined company may be adversely affected.
The Company has grown through a combination of organic growth and acquisitions. Since 1998, we have acquired nine community banks, including our most recent acquisition of 1st Constitution Bank and its parent, 1st Constitution Bancorp, which was completed on January 6, 2022. All of the acquired banks have been merged into Lakeland and the acquired holding companies, if applicable, have been merged into the Company.
Acquisitions involve a number of risks and challenges, including integrating the branches and operations acquired, and the associated internal controls and regulatory functions, into our operations; limiting the outflow of deposits held by new customers and successfully retaining and managing acquired loans; attracting new deposits and generating new interest-earning assets in geographic areas not previously served; and retaining key employees. Additionally, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage growth resulting from the transaction effectively. We face the additional risks that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected, and that integration may result in unforeseen expenses and divert management’s attention and resources. These integration risks could have an adverse effect on the Company for an undetermined period after completion of the merger. Acquisitions also typically involve the payment of a premium over book and trading values and, therefore, may result in dilution of our book and tangible book value per share.
ITEM 1B - Unresolved Staff Comments.
Not applicable.
ITEM 2 – Properties.
As of December 31, 2021, Lakeland operated 48 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union counties in New Jersey and in Highland Mills, New York. Lakeland also operates six New Jersey regional commercial lending centers in Bernardsville, Iselin, Jackson, Montville, Teaneck and Waldwick and one New York commercial lending center to serve the Hudson Valley region. In addition to the Company’s principal office located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438, the Company leases two operations locations in Milton, New Jersey.
The aggregate net book value of premises and equipment was $45.9 million at December 31, 2021. As of December 31, 2021, 27 of the Company’s facilities were owned and 31 were leased for various terms.
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
ITEM 4 - Mine Safety Disclosures.
Not applicable.

Table of Content
PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of February 22, 2022, there were approximately 3,298 shareholders of record of the common stock.
The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2016 and ending December 31, 2021 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.
 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2021

325.00
300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
2016
2017
2018
2019
2020
2021
Lakeland Bancorp, Inc.
NASDAQ Market Index
Regional Northeast Banks

Company/Market/Peer Group	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Lakeland Bancorp, Inc.	$100.00	$100.75	$79.37	$95.99	$73.18	$112.91
NASDAQ Market Index	100.00	129.64	125.96	172.18	249.52	304.85
Regional Northeast Banks	100.00	104.70	91.39	110.53	88.89	119.82

Table of Content
    The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2021	—	$—	—	2,393,423
November 1 to November 30, 2021	—	—	—	2,393,423
December 1 to December 31, 2021	—	—	—	2,393,423

(1)On October 24, 2019, the Company announced that its Board of Directors authorized a share repurchase program. Under the repurchase program, the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. This program has no expiration date.

ITEM 6 - {Reserved}.
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary, Lakeland Bank. The Company has omitted comparative discussion of 2020 and 2019 results, which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 8, 2021.
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
In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; government responses to the COVID-19 pandemic, including vaccination mandates, which may affect our workforce, human capital resources and infrastructure; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and equipment financing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; failure to realize anticipated efficiencies and synergies from the merger of 1st Constitution Bancorp into Lakeland Bancorp and the merger of 1st Constitution Bank into Lakeland Bank; and unanticipated expenses, including litigation expenses, related to the merger.
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

Table of Content
Strategy
The Company, through its wholly owned subsidiary, Lakeland Bank, operates 69 banking offices including those offices obtained in the acquisition of 1st Constitution Bank. The offices are located in northern and central New Jersey and Highland Mills, New York. Lakeland offers a broad range of lending, depository and related financial services to individuals and small to medium-sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2021, the Company has acquired eight community banks with an aggregate asset total of approximately $2.28 billion at the date of the respective acquisitions. The Company completed its most recent acquisition of 1st Constitution Bancorp (NASDAQ: FCCY) (“1st Constitution”) effective January 6, 2022 with 1st Constitution merging into Lakeland Bancorp, Inc. and 1st Constitution’s wholly-owned subsidiary, 1st Constitution Bank, merging into Lakeland Bank. As of January 6, 2022, 1st Constitution had approximately $1.88 billion in assets, $1.12 billion in loans, $1.65 billion in deposits and 25 branches. The acquisition represents a significant addition to Lakeland’s New Jersey franchise and the combined organization will have over $10 billion in assets. 1st Constitution's financial information is not included in our December 31, 2021 and 2020 financial information contained herein. The Company’s strategy is to continue growing both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.
The Company’s strategic aim is to provide an adequate return to its shareholders by focusing on profitable growth through services that meet the needs of its customers in its market areas. This will be accomplished by continuing to offer commercial and consumer loan, deposit and other financial product services in a changing economic and technological environment.
The Company offers online banking, mobile banking and cash management services to meet the needs of its business and consumer customers. In 2019, the Company embarked on a digital strategy initiative, impacting all operational areas of Lakeland, with a focus on providing a superior customer experience, evolving our product and service delivery and enhancing our operational functionality and cost-effectiveness. Throughout 2020 and 2021 the Company continued to build its infrastructure to implement the strategy. We hired a highly-skilled team, strengthened our project management and delivery capabilities and continue to organize data housed in various areas of the Company. Investments were also made in customer relationship management tools, which will provide an enhanced view of our customers. In the coming year, we will continue to apply these emerging capabilities to gain insights into our customers and align our products and services with their needs.
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
The Company generates noninterest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of bank owned life insurance, income from securities sales, fees from wealth management services and investment product sales, income from the origination and sale of residential mortgages and SBA loans and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, premises and equipment expense, data processing expense, FDIC insurance expense, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.
The Company continues to control its expenses by continually reviewing its ongoing noninterest expense, including evaluating its compensation expense, ongoing service contract expense, marketing expenses and other expenses. The Company also controls its expenses by leveraging its technology investments that maximize the efficient delivery of products and services to its customers, which allows it further to evaluate its infrastructure. Lakeland will continue to consolidate and close branches when an evaluation determines a significant cost savings may be obtained through the consolidation or closure. In addition, opportunities to open new branches are also evaluated.
Critical Accounting Estimates
The accounting and reporting policies of the Company and Lakeland conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Table of Content
On December 31, 2020, effective January 1, 2020, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. Previously, an allowance was recognized based on probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. See Note 1 to the Company's financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company's accounting policies and methodologies for establishing the allowance and the liability for off-balance-sheet commitments.
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
The COVID-19 pandemic resulted in a deterioration in U.S. economic conditions and an increase in economic uncertainty. As a result, the Company's future loss estimates may vary considerably as a result of the changes in the economy compared to management's December 31, 2021 assumptions; the magnitude and duration of the pandemic; and the impact of the national monetary and fiscal response.
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
Executive Summary
The Company reported earnings of $95.0 million and diluted earnings per share of $1.85 for 2021 and asset growth of 7%. Deposits grew 8% and non-performing assets declined 60% for the year. The 2021 results were favorably impacted by negative provisions for credit losses totaling $10.9 million due to improvements in asset quality and forecasted macroeconomic conditions. In addition, net interest income increased $27.1 million in 2021 when compared to 2020 and the net interest margin for 2021 was 3.13%.

Table of Content
While we continue to monitor developments related to COVID-19, including its impact on our employees, our customers and the communities we serve, the level of inflation, unemployment and interest rate increases by the Federal Reserve Bank ("FRB") also can affect our business. The Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Management is actively managing credit risk in the Company's commercial loan portfolio.
Our branch lobbies are open at normal operating hours for customers; however, we may close them from time to time as conditions warrant. Proper COVID-19 protocols are in place in our branches and corporate offices to ensure the continued safety of our associates and customers. Management identified that the COVID-19 pandemic could adversely affect the liquidity of the Company and took specific steps to minimize the risk. In addition to processes already in place to closely monitor changes in liquidity needs, including those that may result from the COVID-19 pandemic, the Company increased collateral and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While the Company is unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.
On January 6, 2022, the Company completed its acquisition of 1st Constitution with 1st Constitution merging into Lakeland Bancorp and 1st Constitution’s wholly-owned subsidiary, 1st Constitution Bank, merging into Lakeland Bank. As of January 6, 2022, 1st Constitution had approximately $1.88 billion in assets, $1.12 billion in loans and $1.65 billion in deposits. The acquisition represents a significant addition to Lakeland’s New Jersey franchise and the combined organization will have over $10 billion in assets. Full systems integration was completed in February 2022.
Financial Overview
The following table presents certain key aspects of the Company's performance for the years ended December 31, 2021 and 2020 and will be discussed further in this management’s discussion and analysis:

	At or for the Years Ended
(in thousands, except per share data)	12/31/2021	12/31/2020	Change
Income Statement
Interest income	$257,318	$248,842	$8,476
Interest expense	22,483	41,155	(18,672)
Net interest income	234,835	207,687	27,148
(Benefit) provision for credit losses	(10,896)	27,222	(38,118)
Net interest income after (benefit) provision for credit losses	245,731	180,465	65,266
Total other income	22,361	27,110	(4,749)
Total operating expense	140,757	132,798	7,959
Income before income tax expense	127,335	74,777	52,558
Income tax expense	32,294	17,259	15,035
Net income	$95,041	$57,518	$37,523

Table of Content

	At or for the Years Ended
(Dollars in thousands, except per share data)	12/31/2021	12/31/2020	Change
Share Data:
Basic earnings per common share	$1.85	$1.13	$0.72
Diluted earnings per common share	1.85	1.13	0.72

Average common shares outstanding	50,624	50,540	84
Diluted average common shares outstanding	50,870	50,650	220

Balance Sheet:
Total loans	$5,976,148	$6,021,232	$(45,084)
Allowance for credit losses on loans	58,047	71,124	(13,077)
Total assets	8,198,056	7,664,297	533,759
Total deposits	6,965,823	6,455,783	510,040
Stockholders' equity	827,014	763,784	63,230

Selected ratios of the Company:
Return on average assets	1.19%	0.80%	0.39%
Return on average common equity	11.95%	7.74%	4.21%
Return on average tangible common equity	14.93%	9.86%	5.07%
Leverage ratio	8.51%	8.37%	0.14%
Loans to deposits	85.79%	93.27%	(7.48)%
Allowance for credit losses on loans to total loans	0.97%	1.18%	(0.21)%
Non-performing loans to total loans	0.28%	0.71%	(0.43)%
The Company recorded net income of $95.0 million, or $1.85 per diluted share, for the year ended December 31, 2021 compared to net income of $57.5 million, or $1.13 per diluted share, for 2020. The financial results for 2021 were favorably impacted by a negative provision for credit losses of $10.9 million compared to a provision for credit losses of $27.2 million for 2020. The Company's net interest margin was 3.13% for 2021 compared to 3.09% for 2020.
In 2021, return on average assets was 1.19%, return on average common equity was 11.95% and return on average tangible common equity was 14.93%. This compared to 2020 ratios of return on average assets of 0.80%, return on average common equity of 7.74% and return on average tangible common equity of 9.86%.
Total assets at December 31, 2021 were $8.20 billion, increasing $533.8 million or 7% compared to $7.66 billion at December 31, 2020. Total investment securities increased $648.4 million as the Company deployed excess cash into securities. Total loans declined $45.1 million during 2021 to $5.98 billion at December 31, 2021 in large part due to the decline in PPP loans of $228.1 million. Other loan segments experienced growth during the year, including $159.0 million in multifamily loans, $81.4 million in owner occupied commercial loans, $61.3 million in residential loans and $35.3 million in construction loans.
Non-performing assets declined by $25.8 million during 2021 to $17.0 million at December 31, 2021 compared to $42.8 million at December 31, 2020. During 2021, the Company sold $21.7 million in non-performing loans primarily in the commercial secured by real estate loan category, resulting in net charge offs to the allowance for credit losses of $706,000 as well as recovered interest on non-accrual loans of $755,000.
Total deposits increased $510.0 million, or 8%, from December 31, 2020 to December 31, 2021, including an increase of $222.2 million, or 15% in noninterest bearing deposits. During 2021, increases in savings and interest-bearing transaction accounts of $606.8 million and noninterest-bearing deposit accounts of $222.2 million were partially offset by a decline in time deposit balances of $319.0 million,
The Company issued $150 million of fixed-to-floating rate subordinated notes in September 2021 at 2.875% per annum until September 2026 when the interest rate will reset quarterly to the three-month Secured Overnight Financing Rate ("SOFR") plus a spread of 220 basis points. The Company also redeemed $75 million of 5.125% fixed-to-floating rate subordinated notes, that were scheduled to reset quarterly to the current three-month LIBOR rate plus 397 basis points in September 2021.

Table of Content
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
For 2021, the Company's net interest margin was 3.13% compared to 3.09% for 2020. The increase in net interest margin resulted primarily from a 41 basis point decrease in the cost of interest-bearing liabilities.
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

	2021			2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$6,003,325	$237,037	3.95%	$5,626,273	$229,036	4.07%	$4,938,298	$233,535	4.73%
Taxable investment securities and other	1,017,140	17,208	1.69%	808,629	17,811	2.20%	799,103	19,722	2.47%
Tax-exempt securities	143,363	3,333	2.32%	80,594	2,085	2.59%	70,271	1,911	2.72%
Federal funds sold (2)	352,834	440	0.12%	220,329	348	0.16%	87,997	1,720	1.95%
Total interest-earning assets	7,516,662	258,018	3.43%	6,735,825	249,280	3.70%	5,895,669	256,888	4.36%
Noninterest-earning assets:
Allowance for credit losses	(64,537)			(61,898)			(39,840)
Other assets	522,780			534,439			466,825
Total Assets	$7,974,905			$7,208,366			$6,322,654
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$642,298	$334	0.05%	$535,754	$325	0.06%	$500,650	$335	0.07%
Interest-bearing transaction accounts	3,613,484	10,817	0.30%	3,035,626	17,396	0.57%	2,653,404	31,157	1.17%
Time deposits	882,379	5,642	0.64%	1,064,187	14,338	1.35%	922,412	17,756	1.92%
Federal funds purchased	2,287	8	0.35%	40,536	449	1.09%	52,421	1,341	2.52%
Securities sold under agreements to repurchase	92,824	70	0.07%	51,889	107	0.21%	42,615	130	0.30%
Long -term borrowings	162,643	5,612	3.40%	244,000	8,540	3.44%	290,329	9,734	3.31%
Total interest-bearing liabilities	5,395,915	22,483	0.42%	4,971,992	41,155	0.83%	4,461,831	60,453	1.35%
Noninterest-bearing liabilities:
Demand deposits	1,671,889			1,362,918			1,092,827
Other liabilities	111,547			130,231			70,959
Stockholders’ equity	795,554			743,225			697,037
Total Liabilities and Stockholders' Equity	$7,974,905			$7,208,366			$6,322,654
Net interest income/spread		235,535	3.02%		208,125	2.87%		196,435	3.00%
Tax equivalent basis adjustment		700			438			401
Net Interest Income		$234,835			$207,687			$196,034
Net Interest Margin (3)			3.13%			3.09%			3.33%
(1)Includes non-accrual loans, loans held for sale and deferred loan fees. Average deferred loan fees totaled $9.7 million in 2021, $7.7 million in 2020 and $3.0 million in 2019.
(2)Includes interest-bearing cash accounts.
(3)Net interest income on a tax equivalent basis divided by interest-earning assets.

Table of Content
Interest income and expense volume/rate analysis
The following table shows the impact that changes in average balances of the Company’s assets and liabilities and changes in average interest rates have had on the Company’s net interest income over the past two years. This information is presented on a tax equivalent basis assuming a 21% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately. There are no out-of-period items or adjustments in the table below.

	2021 vs. 2020				2020 vs. 2019
	Increase (Decrease) Due to Change in:			Total Change	Increase (Decrease) Due to Change in:			Total Change
(in thousands)	Volume		Rate		Volume		Rate
Interest Income
Loans	$15,031		$(7,030)	$8,001	$30,269		$(34,768)	$(4,499)
Taxable investment securities and other	4,032		(4,635)	(603)	233		(2,144)	(1,911)
Tax-exempt investment securities	1,478		(230)	1,248	270		(96)	174
Federal funds sold	177		(85)	92	1,111		(2,483)	(1,372)
Total interest income	20,718		(11,980)	8,738	31,883		(39,491)	(7,608)
Interest Expense
Savings deposits	32		(23)	9	30		(40)	(10)
Interest-bearing transaction accounts	4,360		(10,939)	(6,579)	5,388		(19,149)	(13,761)
Time deposits	(2,134)		(6,562)	(8,696)	3,589		(7,007)	(3,418)
Federal funds purchased	(259)		(183)	(442)	(262)		(630)	(892)
Securities sold under agreements to repurchase	(183)		147	(36)	46		(69)	(23)
Long -term borrowings	(2,833)	1,786	(95)	(2,928)	(1,610)	2	416	(1,194)
Total interest expense	(1,017)		(17,655)	(18,672)	7,181		(26,479)	(19,298)
Net Interest Income	$21,735		$5,675	$27,410	$24,702		$(13,012)	$11,690
Net interest income on a tax equivalent basis for 2021 was $235.5 million, compared to $208.1 million in 2020, due primarily to lower interest rates on interest-bearing liabilities as well as growth in average earning assets of $780.8 million partially offset by lower yields on interest-earning assets. The unfavorable effect on net interest income due to the decrease in yield on interest-earning assets was partially mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $309.0 million.
Interest income on a tax equivalent basis increased from $249.3 million in 2020 to $258.0 million in 2021, an increase of $8.7 million, or 4%. The increase in interest income resulted from a $780.8 million increase in average interest-earning assets partially offset by lower yields on interest-earning assets. The decrease in yield on interest-earning assets was due primarily to a reduction in the yield on loans and investment securities due to decreases in the prime rate and LIBOR during 2020 and 2021. The average balance of loans increased $377.1 million compared to 2020, while the yield on average loans of 3.95% in 2021 was 12 basis points lower than 2020. The yield on average taxable investment securities decreased 51 basis points, while the yield on tax-exempt investment securities decreased 27 basis points compared to 2020.
Total interest expense decreased $18.7 million from $41.2 million in 2020 to $22.5 million in 2021. Total average interest-bearing liabilities increased $423.9 million, mostly due to the increase in total average interest-bearing deposits of $502.6 million as a result of organic growth, offset in part by a decrease in average long-term borrowings of $81.4 million. The cost of average interest-bearing liabilities decreased from 0.83% in 2020 to 0.42% in 2021, largely driven by lower market interest rates as well as a change in the mix of interest-bearing liabilities. The cost of interest-bearing transaction accounts, time deposits and long-term borrowings decreased by 27 basis points, 71 basis points, and four basis points, respectively, compared to 2020.

Table of Content
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
In 2021, the Company recorded a $10.9 million benefit for credit losses compared to a $27.2 million provision for 2020. The benefit is comprised of a benefit for credit losses on loans of $10.9 million, a benefit for off-balance-sheet exposures of $243,000 and a provision for credit losses on securities of $262,000. The benefit for credit losses on loans was due primarily to an improvement in forecasted macroeconomic conditions, a decrease in nonperforming assets and continued strength in the asset quality of loans. The Company charged off $4.6 million and recovered $2.4 million in 2021 compared to $2.1 million and $541,000, respectively, in 2020.
Noninterest Income
Noninterest income of $22.4 million in 2021 decreased by $4.7 million compared to 2020. The decrease in noninterest income was due primarily to a $4.1 million reduction in swap income compared to 2020 as demand for swap transactions waned due to changes in the yield curve, which decreased demand for these transactions. Service charges on deposit accounts increased $708,000 compared to 2020 due primarily to increases in debit card income. Commissions and fees in 2021 increased $1.1 million compared to 2020 due primarily to increases in commercial loan fees and investment commission income. Gains on sales of loans decreased $1.1 million compared to 2020, due primarily to the Company retaining more originated residential mortgage loans in the loan portfolio. Gain on sales and calls of investment securities totaled $9,000 in 2021 compared to $1.2 million in 2020. Noninterest income represented 9% of total revenue in 2021. Total revenue is defined as net interest income plus noninterest income.
Noninterest Expense
Noninterest expense in 2021 totaled $140.8 million, an increase of $8.0 million from the $132.8 million recorded for 2020. The increase in noninterest expense was due primarily to an increase in compensation and employee benefit expense of $6.1 million in 2021, from 2020, as a result of an increase in staffing levels and normal merit increases. In 2021, premises and equipment expense increased $2.9 million compared to 2020 due primarily to an increase in information technology service agreement expense. The increase was expected as part of the Company's digital strategy initiative, which began in 2019. Noninterest expense in 2021 also included merger-related expenses of $1.8 million for the acquisition of 1st Constitution Bancorp. Other operating expense decreased $3.6 million due primarily to the long-term debt prepayment fees totaling $4.1 million recorded in 2020 resulting from the prepayment of $114.9 million in FHLB debt at a weighted average rate of 2.11%. In addition, the Company recorded $831,000 of long-term debt extinguishment costs in 2021 as a result of the redemption of $75.0 million of fixed-to-floating rate subordinated notes.

Table of Content
The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding long-term debt prepayment fees, merger related expenses and core deposit amortization) to total tax-equivalent revenue (excluding gains and/or losses on securities and gain and/or losses on debt extinguishment).

	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$140,757	$132,798
Amortization of core deposit intangibles	(868)	(1,025)
Merger related expenses	(1,782)	—
Long-term debt prepayment fees	—	(4,133)
Long-term debt extinguishment costs	(831)	—
Noninterest expense, as adjusted	$137,276	$127,640
Net interest income	$234,835	$207,687
Noninterest income	22,361	27,110
Total revenue	257,196	234,797
Tax-equivalent adjustment on municipal securities	700	438
Gains on sales of investment securities and debt extinguishment	(9)	(1,213)
Total revenue, as adjusted	$257,887	$234,022
Efficiency ratio (Non-GAAP)	53.23%	54.54%
Income Taxes
The Company’s effective income tax rate was 25.4% and 23.1% in the years ended December 31, 2021 and 2020, respectively. The increased effective tax rate for 2021 was primarily a result of tax advantaged items declining as a percentage of pretax income due to the increase in pretax income.
Financial Condition
Total assets at December 31, 2021 were $8.20 billion, an increase of $533.8 million, or 7%, from $7.66 billion at December 31, 2020. Loans, net of deferred fees, were $5.98 billion and $6.02 billion at December 31, 2021 and 2020, respectively, a decrease of $45.1 million, or 1% during 2021. Investment securities were $1.62 billion and $973.2 million December 31, 2021 and 2020, respectively an increase of $648.1 million or 67% during 2021, as the Company deployed excess cash into investment securities. Total deposits were $6.97 billion at December 31, 2021, an increase of $510.0 million, or 8%, from December 31, 2020. Borrowings were $310.5 million at December 31, 2021 a decrease of $2.3 million or 1% from December 31, 2020.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. At the time of adoption of CECL, the loan portfolio segmentation was expanded to nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 to the Company's financial statements for a full description of the segments. The information below for December 31, 2021 and December 31, 2020, is presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods prior to December 31, 2020, and has presented those disclosures under previously applicable U.S. GAAP.
At December 31, 2021, the amortized cost of loans totaled $5.98 billion, an decrease of $45.1 million when compared to the balance at December 31, 2020 of $6.02 billion. Commercial, industrial and other loans decreased $255.8 million in 2021 due primarily to a decline in PPP loans which totaled $56.6 million and $284.6 million, at December 31, 2021 and December 31, 2020, respectively. Partially offsetting this decrease was increases in other loan categories, including multifamily loans of $159.0 million, owner occupied commercial loans of $81.4 million and residential loans of $61.3 million. For detailed information on the composition of the Company’s loan portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Table of Content
The following table presents the classification of Lakeland's loans by major category:

(in thousands)	December 31, 2021	December 31, 2020
Non-owner occupied commercial	$2,316,284	$2,398,946
Owner occupied commercial	908,449	827,092
Multifamily	972,233	813,225
Non-owner occupied residential	177,097	200,229
Commercial, industrial and other	462,406	718,189
Construction	302,228	266,883
Equipment finance	123,212	116,690
Residential mortgage	438,710	377,380
Consumer	275,529	302,598
Total	$5,976,148	$6,021,232
At December 31, 2021, concentrations of loans exceeding 10% by segment of total loans outstanding included non-owner occupied commercial loans, owner occupied commercial loans, multifamily loans and commercial, industrial and other loans. Commercial, industrial and other includes $56.6 million of PPP loans, which are expected to be fully guaranteed by the SBA. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.
The following tables present loan maturities and sensitivity to changes in interest rates at December 31, 2021:

(in thousands)	Within One Year	After One but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years		Total

Non-owner occupied commercial	$113,472	$593,974	$1,500,937	$107,901		$2,316,284
Owner occupied commercial	78,719	229,672	534,745	65,313		908,449
Multifamily	35,685	190,370	707,115	39,063		972,233
Non-owner occupied residential	15,675	36,778	116,176	8,468		177,097
Commercial, industrial and other	186,313	193,871	74,098	8,124		462,406
Construction	108,102	80,036	114,090	—		302,228
Equipment finance	4,238	112,145	6,829	—		123,212
Residential Mortgage	2,252	18,079	91,981	326,398		438,710
Consumer	2,128	13,294	65,696	194,411		275,529
Total loans	$546,584	$1,468,219	$3,211,667	$749,678	$—	$5,976,148

(in thousands)	Amounts due after one year at predetermined rates	Amount due after one year at floating or adjustable rates

Non-owner occupied commercial	$580,502	$1,622,310
Owner occupied commercial	245,353	584,377
Multifamily	258,979	677,569
Non-owner occupied residential	46,078	115,344
Commercial, industrial and other	155,751	120,342
Construction	29,522	164,604
Equipment finance	118,974	—
Residential Mortgage	324,252	112,206
Consumer	81,681	191,720
Total loans	$1,841,092	$3,588,472

Table of Content
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
Non-accrual loans decreased to $17.0 million at December 31, 2021 from $42.8 million at December 31, 2020 primarily due to sales of non-performing loans of $21.3 million. Commercial, industrial and other non-accruals increased $4.1 million when compared to December 31, 2020 as a result of one new non-accrual totaling $6.1 million. Non-accruals as of December 31, 2021 include three loan relationships between $500,000 and $1.0 million totaling $1.8 million, and three loan relationships exceeding $1.0 million totaling $13.1 million. All non-accrual loans are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $127,000 and $1.1 million in troubled debt restructurings as of December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, Lakeland had $3.3 million and $3.9 million, respectively, in loans that are TDRs and still accruing. Restructured loans that are still accruing are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial difficulties of the borrower where the borrower has demonstrated the ability to repay based on the modified terms of the loan.
At December 31, 2021 and 2020, the Company had $102.3 million and $139.4 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no additional loans at December 31, 2021, other than those designated non-performing or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
The Company adopted ASU 2016-13 in 2020, with an adjustment to the allowance for credit losses on loans of $6.7 million, using a modified retrospective approach. For further information see Notes 1, 5 and 6 to the Company's Consolidated Financial Statements.
The following tables present the historical relationships between credit ratios, including allowance for credit losses to total loans, non-accrual loans to total loans, allowance for credit losses to non-accrual loans and net charge-offs to average loans by loan category:

	As of and for the Year Ended December 31,
(dollars in thousands)	2021	2020	2019

Allowance for credit losses on loans to total loans outstanding	0.97%	1.18%	0.78%
Allowance for credit losses on loans	$58,047	$71,124	$40,003
Total loans outstanding	5,976,148	6,021,232	5,137,823

Non-accrual loans to total loans outstanding	0.28%	0.71%	0.41%
Non-accrual loans	$16,981	$42,763	$21,138
Total loans outstanding	5,976,148	6,021,232	5,137,823

Allowance for credit losses on loans to non-accrual loans	341.83%	166.32%	189.25%
Allowance for credit losses on loans	$58,047	$71,124	$40,003
Non-accrual loans	16,981	42,763	21,138

Table of Content

	As of and for the Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net charge-offs (recoveries) during the period to average loans outstanding:(1)
Non-owner occupied commercial (1)	0.10%	—%
Net charge-offs during the period	$2,246	$24
Average amount outstanding	2,347,575	2,252,386

Owner occupied commercial (1)	—%	0.05%
Net (recoveries) charge-offs during the period	$(20)	$348
Average amount outstanding	870,727	763,183

Multifamily (1)	—%	—%
Net charge-offs during the period	$28	$—
Average amount outstanding	889,456	675,633

Non owner occupied residential (1)	0.03%	(0.01)%
Net charge-offs (recoveries) during the period	$58	$(22)
Average amount outstanding	188,166	202,555

Total Commercial, secured by real estate (1)	0.05%	0.01%	0.01%
Net charge-offs during the period	$2,312	$350	$293
Average amount outstanding	4,295,924	3,893,757	3,440,392

Commercial, industrial and other	(0.08)%	0.09%	(0.11)%
Net (recoveries) charge-offs during the period	$(487)	$607	$(455)
Average amount outstanding	593,979	644,844	399,432

Construction	(0.01)%	(0.01)%	(0.04)%
Net recoveries during the period	$(21)	$(23)	$(126)
Average amount outstanding	312,107	300,434	318,075

Equipment finance	0.24%	0.19%	0.08%
Net charge-offs during the period	$285	$219	$82
Average amount outstanding	120,252	117,158	99,378

Residential mortgage	(0.02)%	0.03%	—%
Net (recoveries) charge-offs during the period	$(64)	$95	$(16)
Average amount outstanding	398,141	340,356	336,566

Consumer	0.05%	0.08%	0.01%
Net charge-offs during the period	$137	$264	$37
Average amount outstanding	281,896	327,567	343,158

Total loans	0.04%	0.03%	—%
Net charge-offs (recoveries) during the period	$2,162	$1,512	$(185)
Average amount outstanding	6,002,299	5,624,116	4,937,001
(1)    The Company expanded its loan segments with the adoption of ASU 2016-13 on December 31, 2020.

Table of Content
For 2021 and 2020, the ratio of the allowance for credit losses on loans to total loans outstanding was 0.97% and 1.18%, respectively. The Company recorded a benefit to the provision of credit losses on loans in 2021 of $10.9 million due to an improvement in forecasted macroeconomic conditions, a decrease in nonperforming loans and continued improvement in asset quality. The ratio of non-accrual loans to total loans improved to 0.28% in 2021 from 0.71% in 2020 due to a reduction in non-accrual loans of $25.8 million. In addition, the reduction in the allowance for credit losses on loans and in non-accrual loans caused the ratio of allowance for credit losses on loans to non-accrual loans to improve 341.83% from 166.32%.
Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses on loans to be adequate at December 31, 2021.
Net charge-offs as a percentage of average loans outstanding remain at low levels at 0.04% and 0.03% for 2021 and 2020, respectively. The primary category showing an increase in net charge-offs was non-owner occupied commercial loans, totaling $2.2 million in 2021.
The following table presents the allowance for credit losses on loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category

Non-owner occupied commercial	$20,071	38.7%	$25,910	39.9%
Owner occupied commercial	3,964	15.2%	3,955	13.7%
Multifamily	8,309	16.3%	7,253	13.5%
Non-owner occupied residential	2,380	3.0%	3,321	3.3%
Commercial, industrial and other	9,891	7.7%	13,665	11.9%
Construction	838	5.1%	786	4.4%
Equipment finance	3,663	2.1%	6,552	1.9%
Residential mortgage	3,914	7.3%	3,623	6.4%
Consumer	5,017	4.6%	6,059	5.0%
Total	$58,047	100.0%	$71,124	100.0%
Investment Securities
Investment securities totaled $1.59 billion at December 31, 2021, increasing $648.4 million compared to $946.5 million at December 31, 2020. The Company has classified its investment securities into the available for sale and held to maturity categories based on its intent and ability to hold the securities to maturity. During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which was reflected, net of taxes, in accumulated other comprehensive income. Subsequent amortization will be recognized over the life of the securities. The Company recorded net amortization of $383,000 during 2021. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Table of Content
The following table presents the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2021, at book value:

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Available for Sale
U.S. Treasury and U.S. government agencies
Amount	$12,063	$54,788	$82,897	$53,639	$203,387
Yield	2.03%	1.36%	1.49%	1.93%	1.60%
Mortgage-backed securities, residential
Amount	1	2,411	18,051	217,512	237,975
Yield	5.15%	2.39%	2.29%	1.32%	1.40%
Collateralized mortgage obligations, residential
Amount	518	1,628	4,693	184,452	191,291
Yield	3.55%	2.65%	1.72%	1.48%	1.50%
Mortgage-backed securities, multifamily
Amount	—	—	—	1,741	1,741
Yield	—%	—%	—%	(0.70)%	(0.70)%
Collateralized mortgage obligations, commercial
Amount	4,661	6,274	6,046	15,538	32,519
Yield	2.44%	2.86%	2.09%	2.19%	2.34%
Asset-backed securities
Amount	—	—	—	52,584	52,584
Yield	—%	—%	—%	0.77%	0.77%
Debt securities
Amount	—	3,621	42,838	4,000	50,459
Yield	—%	1.87%	3.72%	3.25%	3.55%
Total securities
Amount	$17,243	$68,722	$154,525	$529,466	$769,956
Yield	2.19%	1.59%	2.23%	1.42%	1.61%

Table of Content

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Held to Maturity
U.S. Treasury and U.S. government agencies
Amount	$10,013	$7,011	$1,648	$—	$18,672
Yield	2.16%	1.76%	2.09%	—%	2.00%
Mortgage-backed securities, residential
Amount	—	50	14	370,183	370,247
Yield	—%	5.05%	5.04%	1.48%	1.48%
Collateralized mortgage obligations, residential
Amount	—	1	967	12,953	13,921
Yield	—%	1.30%	2.27%	2.05%	2.07%
Mortgage-backed securities, multifamily
Amount	—	—	2,710	—	2,710
Yield	—%	—%	1.91%	—%	1.91%
Obligations of states and political subdivisions
Amount	11,332	27,036	37,880	340,318	416,566
Yield	1.21%	0.76%	1.51%	1.94%	1.80%
Debt securities
Amount	—	—	2,840	—	2,840
Yield	—%	—%	3.00%	—%	3.00%
Total securities
Amount	$21,345	$34,098	$46,059	$723,454	$824,956
Yield	1.66%	0.97%	1.67%	1.71%	1.67%
Other Assets
Assets included within "other assets" on the Company's balance sheet decreased from $110.3 million at December 31, 2020 to $71.8 million at December 31, 2021 primarily due to a reduction in swap assets of $36.9 million. Demand for swap transactions declined in 2021 because of changes in the yield curve.
Deposits
Total deposits increased from $6.46 billion at December 31, 2020 to $6.97 billion at December 31, 2021, an increase of $510.0 million, or 8%. Savings and interest-bearing transaction accounts and noninterest-bearing deposits increased $606.8 million and $222.2 million, respectively, while time deposits decreased $319.0 million. The increase in deposits during 2021 can be attributed to organic growth, PPP-related deposits and money market promotions.

Table of Content
The average amount of deposits, the average rates paid on deposits and the balance of uninsured deposits (i.e., the portion of deposit accounts that exceed the FDIC insurance limit) for the years indicated are summarized in the following table:

	Year Ended December 31,
	2021		2020		2019
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing demand deposits	$1,671,889	—%	$1,362,918	—%	$1,092,827	—%
Interest-bearing transaction accounts	3,613,484	0.30%	3,035,626	0.57%	2,653,404	1.17%
Savings	642,298	0.05%	535,754	0.06%	500,650	0.07%
Time deposits	882,379	0.64%	1,064,187	1.35%	922,412	1.92%
Total	$6,810,050	0.25%	$5,998,485	0.53%	$5,169,293	0.95%

	December 31, 2021		December 31, 2020		December 31, 2019
Uninsured deposits	$3,256,006		$3,059,345		$2,429,110
The aggregate amount of outstanding time deposits that are uninsured in excess of $250,000, broken down by time remaining to maturity at December 31, 2021, was as follows:

(in thousands)
Within 3 months	$30,293
Over 3 through 6 months	44,429
Over 6 through 12 months	25,626
Over 12 months	8,594
Total	$108,942
Federal Home Loan Bank Advances and Other Borrowings
    Lakeland may borrow from time to time from the Federal Home Loan Bank ("FHLB") and other correspondent banks as part of its overall funding and liquidity management program. FHLB advances totaled $25.0 million at December 31, 2021 and December 31, 2020, with a weighted average interest rate of 0.77%. These advances are collateralized by first mortgage loans and have prepayment penalties. In 2020, the Company repaid an aggregate of $114.9 million in advances and recorded $4.1 million in long-term prepayment fees.
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
In 2016, the Company entered into two five-year cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company was paying a third party an average of 1.10% in exchange for a payment at three-month LIBOR over a five-year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income and were subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2021, the Company did not record any hedge ineffectiveness. During 2021, the $30.0 million in notional value of the swaps matured and the Company did not enter into any additional hedges. Further discussion of Lakeland’s financial derivatives can be found in Note 20 to the Consolidated Financial Statements.

Table of Content
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $95.1 million in 2021 compared to $85.0 million in 2020.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2021, Lakeland generated $510.1 million in deposit growth compared to $1.16 billion in 2020.
•Sales of securities and overnight funds. At year-end 2021, the Company had $770.0 million in securities designated “available for sale.” Of these securities, $528.5 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans and investments can also be a source of liquidity to fund further loan growth.
•Overnight credit lines. As a member of the Federal Home Loan Bank of New York (“FHLB”), Lakeland has the ability to borrow overnight and short term based on the market value of collateral pledged. Lakeland had no overnight and short-term borrowings from the FHLB on December 31, 2021. Lakeland also has overnight federal funds lines available for it to borrow up to $215.0 million from correspondent banks. Lakeland had no borrowings against these lines at December 31, 2021. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2021.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $228.5 million at December 31, 2021, decreased $41.6 million from December 31, 2020. Operating activities provided $95.1 million in net cash. Investing activities used $615.3 million in net cash, primarily reflecting net purchases of investments securities. Financing activities provided $478.6 million in net cash primarily reflecting a net increase in deposits and subordinated debt of $510.1 million and $59.4 million, respectively, partially offset by a decrease in federal funds purchased and securities sold under agreements to repurchase and dividends paid of $63.1 million and $27.1 million, respectively.
The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs, including current loan commitments, deposit maturities and other obligations. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to the effects of the COVID-19 pandemic; general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

Table of Content
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2021. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment Due Period
(in thousands)	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years

Minimum annual rentals or noncancellable operating leases	$19,595	$3,077	$5,467	$4,033	$7,018
Benefit plan commitments	4,521	397	798	745	2,581
Remaining contractual maturities of time deposits	759,227	653,645	87,845	17,737	—
Subordinated debentures	179,043	—	—	—	179,043
Loan commitments and lines of credit	1,141,138	783,038	158,937	30,115	169,048
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	53,178	5,375	10,764	10,390	26,649
Standby letters of credit	19,486	19,041	445	—	—
Total	$2,201,188	$1,464,573	$264,256	$88,020	$384,339
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.63%.
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

Table of Content
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2021 (the base case) is $223.7 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-100 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
December 31, 2021	(0.9)%	0.8%
December 31, 2020	0.2%	1.4%
The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy limit	(15.0)%	(10.0)%	(5.0)%	(5.0)%
December 31, 2021	(0.9)%	(0.7)%	(0.5)%	(0.4)%
December 31, 2020	0.5%	0.4%	0.6%	1.5%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2021 (the base case) was $1.28 billion. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(10.0)%	(10.0)%
December 31, 2021	(10.9)%	(7.0)%	(2.7)%	(7.0)%
December 31, 2020	0.3%	1.5%	2.8%	(10.1)%
The Company's net portfolio value change in the -100 basis point scenario was -10.1% for 2020 compared to its policy limit of -10.0% resulting from the effects of the extremely low interest rate environment at the time. Management determined that no corrective action was necessary at the time and the portfolio value change was within policy limits during 2021.
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
Capital Resources
Stockholders’ equity increased from $763.8 million on December 31, 2020 to $827.0 million on December 31, 2021, which was primarily due to $95.0 million of net income, partially offset by the payment of cash dividends on common stock of $27.1 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $15.13 on December 31, 2020 to $16.34 on December 31, 2021, primarily as a result of an increase in retained net income. Tangible book value per share was $13.21 on December 31, 2021, increasing from $11.97 on December 31, 2020. For more information see “Non-GAAP Financial Measures.”
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2021, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The following table reflects capital ratios of the Company and Lakeland as of December 31, 2021 and 2020:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2021	2020	2021	2020	2021	2020	2021	2020

Company	8.51%	8.37%	10.67%	9.73%	11.15%	10.22%	14.48%	12.84%
Lakeland	9.70%	9.04%	12.71%	11.03%	12.71%	11.03%	13.67%	12.22%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

Table of Content
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its average total consolidated assets) for banks with assets of less than $10 billion. Qualifying participating banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. In September 2019, the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the Basel Calculation. Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework if they meet the 9% ratio and if they hold 25% or less of assets in off-balance-sheet exposures, and 5% or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a two-quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule. In 2020, the CARES Act required the federal banking agencies to temporarily lower the Community Bank Leverage Ratio from 9% of average total consolidated assets to 8% for the remainder of 2020. The ratio rose to 8.5% for calendar year 2021 and will revert to 9% thereafter. Management did not elect to use the Community Bank Leverage Ratio framework for Lakeland Bancorp or Lakeland Bank.
Non-GAAP Financial Measures
Calculation of Tangible Book Value Per Common Share

	December 31,
(in thousands, except per share amounts)	2021	2020

Total common stockholders’ equity at end of period - GAAP	$827,014	$763,784
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	2,420	3,288
Total tangible common stockholders’ equity at end of period - Non-GAAP	$668,317	$604,219
Shares outstanding at end of period	50,606	50,480
Book value per share - GAAP	$16.34	$15.13
Tangible book value per share - Non-GAAP	$13.21	$11.97

Calculation of Tangible Common Equity to Tangible Assets

	December 31,
(dollars in thousands)	2021	2020

Total tangible common stockholders’ equity at end of period - Non-GAAP	$668,317	$604,219
Total assets at end of period - GAAP	$8,198,056	$7,664,297
Less:
Goodwill	156,277	156,277
Other identifiable intangible assets, net	2,420	3,288
Total tangible assets at end of period - Non-GAAP	$8,039,359	$7,504,732
Common equity to assets - GAAP	10.09%	9.97%
Tangible common equity to tangible assets - Non-GAAP	8.31%	8.05%

Table of Content
Calculation of Return on Average Tangible Common Equity:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019

Net income - GAAP	$95,041	$57,518	$70,672
Total average common stockholders’ equity - GAAP	$795,554	$743,225	$697,037
Less:
Average goodwill	156,277	156,277	154,971
Average other identifiable intangible assets, net	2,866	3,816	4,883
Total average tangible common stockholders’ equity - Non-GAAP	$636,411	$583,132	$537,183
Return on average common stockholders’ equity - GAAP	11.95%	7.74%	10.14%
Return on average tangible common stockholders’ equity - Non-GAAP	14.93%	9.86%	13.16%
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Update 2021-08, an update to Topic 805, Business Combinations. The update provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this ASU apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations - Overall. This ASU will be effective for financial statements issued by public business entities for fiscal years and interim periods beginning after December 15, 2022. The Company does not expect the ASU to have a material impact on the Company's financial statements.
In March 2020, FASB issued Update 2020-04, an update to Topic 848, Reference Rate Reform. The update provides guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the update provides optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. The ASU allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently assessing the impact to its financial statements; however, the impact is not expected to be material.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2021 was $58.0 million, of which $53.8 million related to the allowance for credit losses on loans evaluated on a collective basis (collective ACL). Loans that share similar risk characteristics are grouped into respective portfolio segments for collective assessment, and as such make up the collective ACL. The Company uses an open pool loss-rate methodology that considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The company’s historical loss rate is adjusted for changes in economic forecast over the reasonable and supportable forecast period. The expected credit losses are the product of multiplying the Company’s adjusted loss rate by the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. After the reasonable and supportable forecast period, the adjusted loss rate reverts

Table of Content
on a straight-line basis to the historical loss rate. The reasonable and supportable and the reversion periods are established for each portfolio segment. A portion of the collective ACL is comprised of qualitative adjustments designed to address risks that are not previously captured in the open pool loss-rate model.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development of the collective ACL methodology, including the selection of the open pool loss-rate model
•continued use and appropriateness of changes made to the open pool loss-rate model
•performance monitoring of the open pool loss-rate model
•identification and determination of the significant assumptions used to measure the adjusted loss rate in the open pool loss-rate model
•development of the qualitative adjustments
•analysis of the collective ACL results, trends and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment of the open-pool loss-rate model by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance monitoring of the open pool loss-rate model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection of the economic forecast and macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period and reversion period, by comparing them to specific portfolio risk characteristics and trends
•evaluating the judgments made by management in developing estimated prepayments by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative adjustments and the effect of those on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Short Hills, New Jersey
February 28, 2022

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands)	2021	2020
Assets
Cash	$199,158	$262,327
Interest-bearing deposits due from banks	29,372	7,763
Total cash and cash equivalents	228,530	270,090
Investment securities, available for sale, at estimated fair value (allowance for credit losses of $83 at December 31, 2021, and $2 at December 31, 2020)	769,956	855,746
Investment securities, held to maturity (estimated fair value of $815,211 at December 31, 2021, and $93,868 at December 31, 2020, and allowance for credit losses of $181 at December 31, 2021, and none at December 31, 2020)	824,956	90,766
Equity securities, at fair value	17,368	14,694
Federal Home Loan Bank and other membership stock, at cost	9,049	11,979
Loans held for sale	1,943	1,335
Loans, net of deferred fees	5,976,148	6,021,232
Less: Allowance for credit losses	58,047	71,124
Total loans, net	5,918,101	5,950,108
Premises and equipment, net	45,916	48,495
Operating lease right-of-use assets	15,222	16,772
Accrued interest receivable	19,209	19,339
Goodwill	156,277	156,277
Other identifiable intangible assets	2,420	3,288
Bank owned life insurance	117,356	115,115
Other assets	71,753	110,293
Total Assets	$8,198,056	$7,664,297
Liabilities and Stockholders' Equity
Liabilities
Deposits	$6,965,823	$6,455,783
Federal funds purchased and securities sold under agreements to repurchase	106,453	169,560
Other borrowings	25,000	25,000
Subordinated debentures	179,043	118,257
Operating lease liabilities	16,523	18,183
Other liabilities	78,200	113,730
Total Liabilities	7,371,042	6,900,513
Stockholders’ Equity
Common stock, no par value; authorized 100,000,000 shares; issued 50,737,400 shares and outstanding 50,606,365 shares at December 31, 2021, and issued 50,610,681 shares and outstanding 50,479,646 shares at December 31, 2020	565,862	562,421
Retained earnings	259,340	191,418
Treasury shares, at cost, 131,035 shares at December 31, 2021 and December 31, 2020	(1,452)	(1,452)
Accumulated other comprehensive income	3,264	11,397
Total Stockholders’ Equity	827,014	763,784
Total Liabilities and Stockholders’ Equity	$8,198,056	$7,664,297
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Interest Income
Loans and fees	$237,037	$229,036	$233,535
Federal funds sold and interest-bearing deposits with banks	440	348	1,720
Taxable investment securities and other	17,208	17,811	19,722
Tax-exempt investment securities	2,633	1,647	1,510
Total Interest Income	257,318	248,842	256,487
Interest Expense
Deposits	16,793	32,059	49,248
Federal funds purchased and securities sold under agreements to repurchase	78	556	1,471
Other borrowings	5,612	8,540	9,734
Total Interest Expense	22,483	41,155	60,453
Net Interest Income	234,835	207,687	196,034
(Benefit) provision for credit losses (1)	(10,896)	27,222	2,130
Net Interest Income after (Benefit) Provision for Credit Losses	245,731	180,465	193,904
Noninterest Income
Service charges on deposit accounts	9,856	9,148	11,205
Commissions and fees	6,939	5,868	6,230
Income on bank owned life insurance	2,676	2,657	2,740
(Loss) gain on equity securities	(285)	(552)	496
Gains on sales of loans	2,264	3,322	1,660
Gains on investment securities transactions, net	9	1,213	—
Swap income	634	4,719	3,231
Other income	268	735	1,234
Total Noninterest Income	22,361	27,110	26,796
Noninterest Expense
Compensation and employee benefits	82,589	76,470	75,347
Premises and equipment	24,773	21,871	19,710
FDIC insurance expense	2,341	2,123	431
Data processing expense	5,454	4,964	4,913
Merger related expenses	1,782	—	3,178
Other operating expenses	23,818	27,370	23,177
Total Noninterest Expense	140,757	132,798	126,756
Income before provision for income taxes	127,335	74,777	93,944
Provision for income taxes	32,294	17,259	23,272
Net Income	$95,041	$57,518	$70,672
Per Share of Common Stock
Basic earnings	$1.85	$1.13	$1.39
Diluted earnings	$1.85	$1.13	$1.38
Cash dividends paid	$0.53	$0.50	$0.49
(1) The Company adopted ASU 2016-13 as of December 31, 2020. Prior year periods have not been restated.
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2021	2020	2019

Net Income	$95,041	$57,518	$70,672
Other Comprehensive Income (Loss), Net of Tax:
Unrealized (losses) gains on securities available for sale	(10,651)	10,338	10,718
Reclassification for securities gains included in net income	(6)	(872)	—
Net gain on securities reclassified from available for sale to held to maturity	2,784	—	—
Amortization of gain on debt securities reclassified to held to maturity	(265)	—	—
Unrealized losses on derivatives	(25)	(292)	(586)
Change in pension liability, net	30	(25)	(46)
Other comprehensive (loss) income	(8,133)	9,149	10,086
Total Comprehensive Income	$86,908	$66,667	$80,758
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$514,703	$116,874	$—	$(7,838)	$623,739
Cumulative adjustment for adoption of ASU 842	—	125	—	—	125
Net income	—	70,672	—	—	70,672
Other comprehensive income, net of tax	—	—	—	10,086	10,086
Issuance of stock for Highlands acquisition	43,417	—	—	—	43,417
Stock based compensation	2,545	—	—	—	2,545
Retirement of restricted stock	(715)	—	—	—	(715)
Exercise of stock options	313	—	—	—	313
Cash dividends on common stock	—	(24,919)	—	—	(24,919)
Balance at December 31, 2019	$560,263	$162,752	$—	$2,248	$725,263
Cumulative adjustment for adoption of ASU 2016-13	—	(3,395)	—	—	(3,395)
Net income	—	57,518	—	—	57,518
Other comprehensive income, net of tax	—	—	—	9,149	9,149
Treasury stock	—	—	(1,452)	—	(1,452)
Stock based compensation	2,659	—	—	—	2,659
Retirement of restricted stock	(501)	—	—	—	(501)
Cash dividends on common stock	—	(25,457)	—	—	(25,457)
Balance at December 31, 2020	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	95,041	—	—	95,041
Other comprehensive loss, net of tax	—	—	—	(8,133)	(8,133)
Stock based compensation	4,073	—	—	—	4,073
Retirement of restricted stock	(651)	—	—	—	(651)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock	—	(27,119)	—	—	(27,119)
Balance at December 31, 2021	$565,862	$259,340	$(1,452)	$3,264	$827,014
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$95,041	$57,518	$70,672
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums, discounts and deferred loan fees and costs	(3,981)	(728)	3,660
Depreciation and amortization	5,126	3,858	1,645
Amortization of intangible assets	868	1,025	1,182
Amortization of operating lease right-of-use assets	2,267	2,668	2,592
(Benefit) provision for credit losses	(10,896)	27,222	2,130
Stock-based compensation	4,073	2,659	2,545
Loans originated for sale	(56,956)	(113,203)	(57,605)
Proceeds from sales of loans held for sale	58,612	116,933	59,748
Gains on investment securities transactions, net	(9)	(1,213)	—
Gains on sales of loans held for sale	(2,264)	(3,322)	(1,660)
Income on bank owned life insurance	(2,550)	(2,657)	(2,740)
Gain on death benefit from bank owned life insurance	(126)	—	—
Change in fair value of equity securities	285	552	(496)
(Gains) losses on other real estate and other repossessed assets	(32)	(88)	72
Loss on sale of premises and equipment	281	77	497
Long-term debt prepayment penalty	—	4,133	—
Long-term debt extinguishment costs	831	—	—
Deferred tax expense (benefit)	5,422	(6,763)	2,854
Excess tax (deficiencies) benefits	(89)	(132)	189
Decrease (increase) in other assets	36,589	(53,982)	(13,246)
(Decrease) increase in other liabilities	(37,389)	50,434	15,092
Net Cash Provided by Operating Activities	95,103	84,991	87,131
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	—	—	13,454
Proceeds from repayments and maturities of available for sale securities	181,706	700,409	147,130
Proceeds from repayments and maturities of held to maturity securities	66,709	38,941	31,457
Proceeds from sales of equity securities	—	4,148	1,287
Proceeds from sales of available for sale securities	4,402	130,912	—
Purchase of available for sale securities	(611,589)	(921,343)	(211,503)
Purchase of held to maturity securities	(310,128)	(6,377)	(21,453)
Purchase of equity securities	(2,959)	(2,772)	(1,343)
Proceeds from redemptions of Federal Home Loan Bank stock	13,817	106,808	95,643
Purchases of Federal Home Loan Bank stock	(10,887)	(96,282)	(103,080)
Death benefit proceeds from bank owned life insurance	470	—	121
Net decrease (increase) in loans	35,945	(876,021)	(252,441)
Proceeds from sales of loans previously held for investment	21,765	—	—
Proceeds from dispositions and sales of bank premises and equipment	278	50	1,827
Purchases of premises and equipment	(4,851)	(7,539)	(5,936)
Proceeds from sales of other real estate and other repossessed assets	32	1,044	860
Net Cash Used in Investing Activities:	(615,290)	(928,022)	(303,977)

Table of Content

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Financing Activities:
Net increase in deposits	510,077	1,162,206	264,279
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(63,107)	(159,098)	94,753
Proceeds from other borrowings	—	25,000	46,260
Repayments of other borrowings	—	(169,948)	(89,353)
Purchase of treasury stock	—	(1,452)	—
Net proceeds from issuance of subordinated debt	147,738	—	—
Redemption of subordinated debentures	(88,330)	—	—
Exercise of stock options	19	—	313
Retirement of restricted stock	(651)	(501)	(715)
Dividends paid	(27,119)	(25,457)	(24,919)
Net Cash Provided by Financing Activities:	478,627	830,750	290,618
Net (decrease) increase in cash and cash equivalents	(41,560)	(12,281)	73,772
Cash and cash equivalents, beginning of year	270,090	282,371	208,599
Cash and cash equivalents, end of year	$228,530	$270,090	$282,371

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$29,111	$22,486	$15,944
Cash paid during the period for interest	23,372	42,600	59,949
Transfer of debt securities to held to maturity at fair value	494,164	—	—
Transfer of loans to loans held for sale	21,689	—	—
Transfer of loans into other real estate owned	—	393	665
Initial recognition of operating lease right-of-use assets	—	—	18,651
Initial recognition of operating lease liabilities	—	—	20,203
Right-of-use assets obtained in exchange for new lease liabilities	717	1,159	1,748
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	—	1,767
Investment securities	—	—	22,734
Loans, including loans held for sale	—	—	426,118
Goodwill and other intangible assets, net	—	—	23,125
Other assets	—	—	9,304
Total non-cash assets acquired	—	—	483,048
Liabilities assumed:
Deposits	—	—	409,638
Other borrowings	—	—	40,957
Other liabilities	—	—	2,490
Total liabilities assumed	—	—	453,085
Common stock issued for acquisitions	—	—	43,417
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Lakeland Bancorp, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (“Lakeland”). Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in northern and central New Jersey and the metropolitan New York area. Lakeland also provides non-deposit products, such as securities brokerage services including mutual funds, variable annuities and insurance.
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
Basis of Financial Statement Presentation
The accounting and reporting policies of the Company and its subsidiaries conform with U.S.generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for credit losses. The policies regarding this estimate are discussed below.
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
Securities
Debt investment securities are classified as held to maturity or available for sale. Management determines the appropriate classification of securities at the time of purchase. Investments in securities, for which management has both the ability and intent to hold to maturity, are classified as held to maturity and carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income or loss in stockholders' equity and excluded from the determination of net income.

Table of Content
Gains or losses on disposition of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
For securities available for sale, the Company adopted Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") on December 31, 2020, effective January 1, 2020, which eliminates the concept of other than temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available for sale.
The allowance for credit losses on held-to-maturity debt securities under ASU 2016-13 is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. Held-to-maturity securities are reviewed upon acquisition to determine whether it has experienced a more-than-insignificant deterioration in credit quality since its original issuance date, i.e., if they meet the definition of a purchased credit impaired asset (“PCDs”). Non-PCD held-to-maturity securities are carried at cost and adjusted for amortization of premiums or accretion of discounts. Expected credit losses on held-to-maturity debt securities through the life of the financial instrument are estimated and recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to current earnings. Subsequent favorable or adverse changes in expected cash flow will first decrease or increase the allowance for credit losses.
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
A debt security, either available for sale or held to maturity, is designated as non-accrual if the payment of interest is past due and unpaid for 30 days or more. Once a security is placed on non-accrual, accrued interest receivable is reversed and further interest income recognition is ceased. Since the non-accrual policy results in a timely reversal of interest receivable, the Company does not record an allowance for credit losses on interest receivable. The security will not be restored to accrual status until the security has been current on interest payments for a sustained period, i.e., a consecutive period of six months or two quarters; and the Company expects repayment of the remaining contractual principal and interest. However, if the security continues to be in deferral status, or the Company does not expect to collect the remaining interest payments and the contractual principal, charge-off is to be assessed. Upon charge-off, the allowance is written off and the loss represents a permanent write-down of the cost basis of the security. The Company made the election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $5.3 million and $3.3 million on securities at December 31, 2021 and 2020, respectively.
Prior to January 1, 2020, we regularly evaluated our debt securities to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security was considered impaired if the fair value was less than its amortized cost basis at the reporting date. If impaired, the Company then assessed whether the unrealized loss was other-than-temporary. An unrealized loss on a debt security was generally deemed to be other-than-temporary and a credit loss was deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows was less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities was recorded in earnings while the remaining portion of the impairment loss was recognized, net of tax, in other comprehensive income provided that the Company did not intend to sell the underlying debt security and it was more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it was more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

Table of Content
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds and investments in other financial institutions for market appreciation purposes. During the fourth quarter of 2020, the Company sold the remainder of its investments in other financial institutions. Net unrealized gains and losses for this portfolio are recognized through net income.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The Company elected to exclude accrued interest receivable balances from the amortized cost basis. Interest receivable is included as a separate line item on the consolidated balance sheets. The Company also elected not to estimate an allowance on interest receivable balances because it has policies in place that provide for the accrual of interest to cease on a timely basis when all contractual amounts due are not expected and accrued and unpaid interest is reversed.
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
5.Commercial, Industrial and Other: Commercial loans extended to businesses. These loans may be either unsecured or secured by various types of collateral, such as accounts receivable, inventory, equipment, and/or real estate. Primary source of repayment for these loans is operating cash flow. These loans are generally originated with terms of one to seven years and may be used for working capital (i.e. revolving lines of credit) or purchase of fixed assets (i.e. term loans). This category includes loans originated under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), which has no corresponding allowance for credit loss because they are 100% guaranteed by the SBA.
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

Table of Content
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
With the adoption of ASU 2016-13, loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered purchased credit deteriorated ("PCD") loans. Management evaluates acquired loans for deterioration in credit quality based on the following: (a) non-accrual status; (b) troubled debt restructured designation; (c) risk rating lower than "Pass," and (d) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans. All loans considered to be purchased credit-impaired ("PCI") prior to the adoption of ASU 2016-13 were converted to PCD upon adoption.
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
Allowance for Credit Losses
Upon the adoption of ASU 2016-13, the allowance for credit losses reserve including the allowance for the funded portion and the reserve for the unfunded portion, represents management’s estimate of current expected credit losses in the Company’s loan portfolio over its expected life, which is the contract term adjusted for expected prepayments and options to extend the contractual term that are not unconditionally cancellable by us. Management’s measurement of expected credit losses is based on relevant information about past events, current conditions, prepayments and reasonable and supportable forecasts of future economic conditions. It is presented as an offset to the amortized cost basis or as a separate liability in the case of off-balance-sheet credit exposures. The Company uses an open pool loss-rate method to calculate an institution-specific historical loss rate based on historical loan level loss experience for collectively assessed loans with similar risk characteristics. The Company’s methodology considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The loss rate is applied over the remaining life of loans to develop a “baseline lifetime loss.” The baseline lifetime loss is adjusted for changes in macroeconomic variables, including but not limited to interest rates, housing prices, GDP and unemployment, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the adjusted loss rate reverts on a straight-line basis to the historical loss rate. The reasonable and supportable forecast and the reversion periods are established for each portfolio segment. The Company measures expected credit losses of financial assets by multiplying the adjusted loss rates to the amortized cost basis of each

Table of Content
asset taking into consideration amortization, prepayment and defaults. Changes in any of these factors, assumptions or the availability of new information, could require that the allowance be adjusted in future periods, perhaps materially.
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
Prior to the adoption of ASU 2016-13, the allowance for loan losses was determined in accordance with previous applicable U.S. GAAP and was the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. In determining the allowance, management would make significant estimates and judgments. The allowance was established through a provision for loan losses charged against income. Loan principal considered to be uncollectible by management was charged against the allowance. Management believed that the allowance was adequate to cover identifiable losses, as well as estimated losses inherent in the portfolio for which certain losses are probable but not specifically identifiable.
When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as troubled debt restructured loans (“TDRs”) are individually evaluated. For collateral-dependent loans, the Company considers the fair value of the collateral, net of anticipated selling costs and other adjustments. For non collateral-dependent individually evaluated loans, the impairment will be measured using the present value of expected future cash flows discounted at the loan's effective interest rate. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the short-fall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
TDRs are those loans where significant concessions have been made to borrowers experiencing financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate lower than the current market rate of a new loan with similar risk, an extended moratorium of principal payments and/or an extension of the maturity date. Insignificant delays in payments are not considered TDRs. Loans that are classified as TDRs will continue to be classified as a TDR until it is fully repaid or until it meets all of the following criteria: 1) the borrower is no longer experiencing financial difficulties, 2) the rate is not less than the rate provided for similar credit risk, 3) other terms are no less favorable than similar new debt and 4) no concessions were granted. Prior to the adoption of ASU 2016-13, all loans with the TDR designation were considered to be impaired, even if they were accruing. With the adoption of ASU 2016-13, the definition of impaired loans was removed from accounting guidance.
To identify loans which meet the definition of a reasonably expected TDR under ASC 326-20, the Company has determined the following criteria to be used in assessing whether a loan is considered a reasonably expected TDR:
•A loan with a risk rating of Special Mention, or worse;
•A loan identified as a foreclosure in process;
•Indicated via review and assessment that a modification is probable; and
•A modification approved, on a net concession/modification basis, that benefits the customer.
The methods for estimating expected credit losses on reasonably expected TDRs are the same as those specified for existing TDRs. Reasonably expected TDR’s $500,000 and above that are anticipated to remain on accrual status will normally have their reserves determined using the discounted cash flow method, while those below $500,000 will be included in, and be assessed as part of, the population of collectively evaluated pooled loans. Reasonably expected TDRs that are anticipated to be placed on non-accrual status will be considered collateral-dependent.
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (“Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from TDR status loans that are modified in connection with COVID-19. Under these provisions, TDR status is not required for the term of a loan modification if (i) the loan modification was made in connection with COVID-19, (ii) the loan was not past due more than 30 days as of December 31, 2019 and (iii) the loan modification was entered into during the period between March 1, 2020, and the earlier of (a) 60 days after COVID-19 was no longer characterized as a National Emergency or (b) December 31, 2020. In December 2020, CAA extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. Furthermore, pursuant to the Revised Statement, for loan modifications that do not meet these criteria but are made in connection with COVID-19, such loans may be presumed not to be TDR if the loan was current at the time the loan modification program was implemented and the modifications are short-term (e.g., six months). If the criteria are not met under either Section 4013 or the Revised Statement, banks are required to follow their existing accounting policies to determine

Table of Content
whether COVID-related modifications should be accounted for as a TDR. The Company has elected to suspend the classification of loan modifications as TDR if they qualify under Section 4013 or the Revised Statement. For past due status, the CARES Act also provides for lenders to continue to report loans in the same delinquency bucket they were in at the time of modification. The Company applied this guidance beginning in 2020.
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
Impairment was measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland measured impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan was collateral-dependent. Regardless of the measurement method, Lakeland measured impairment based on the fair value of the collateral when it was determined that foreclosure was probable. Most of Lakeland’s impaired loans were collateral-dependent. Shortfalls in collateral or cash flows were charged-off or specifically reserved for in the period the short-fall was identified. Charge-offs were recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
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
Off-Balance Sheet Credit Exposures
The Company is required to include the unfunded commitment that is expected to be funded in the future within the allowance calculation. The Company participates in lending that results in an off-balance-sheet unfunded commitment balance. Funding commitments are currently underwritten with conditionally cancellable language by the Company. To determine the expected funding balance remaining, the Company uses a historical utilization rate for each of the segments to calculate the expected commitment balance and determines the expected credit loss based on the same method used to calculate the quantitative reserve for funded loans, applied to the expected balance over the remaining life of the loan, taking into consideration amortization, prepayments and defaults. The allowance for credit reserve for unfunded lending commitments is recorded in other liabilities in the consolidated balance sheets and the corresponding provision is included in the provision for credit losses. Prior to the adoption of ASU 2016-13, the Company recorded a provision for unfunded lending commitments in its other noninterest expense in the consolidated statements of income.
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

Table of Content
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2021 and 2020, Lakeland was servicing approximately $35.3 million and $34.1 million, respectively, of loans for others.
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2021 and 2020, Lakeland had originated mortgage servicing rights of $188,000 and $129,000, respectively.
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

Table of Content
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
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in addition to net income from operations. Other comprehensive income or loss includes items recorded directly in equity such as unrealized gains or losses on securities available for sale, net gain on securities transferred from available for sale to held to maturity and unrealized gains or losses recorded on derivatives and benefit plans.
Goodwill and Other Identifiable Intangible Assets
    Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. On January 1, 2020, we adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment. The guidance removed step two of the goodwill impairment test, which had required a hypothetical purchase price allocation. The ASU does not change the optional qualitative assessment which allows companies to assess qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, commonly referred to as the qualitative assessment or step zero. Goodwill is allocated to Lakeland's one reporting unit at the date goodwill is actually recorded.
    As of December 31, 2021, the carrying value of goodwill totaled $156.3 million. The Company performed its annual goodwill impairment test, as of November 30, 2021, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price, considering how these might impact the fair value of its reporting unit. After consideration of these items, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of our goodwill impairment test date. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2021 and 2020, Lakeland had $117.4 million and $115.1 million, respectively, in BOLI. Income earned on BOLI was $2.7 million for the each of the years ended December 31, 2021, 2020 and 2019. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.
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
The Company’s maximum exposure to the Trusts is $30.0 million at December 31, 2021, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

Table of Content
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
Note 2 - Business Combinations
The Company completed its acquisition of Highlands Bancorp, Inc. ("Highlands"), a bank holding company headquartered in Vernon, New Jersey, on January 4, 2019. Highlands was the parent of Highlands State Bank, which operated four branches in Sussex, Passaic and Morris Counties in New Jersey. This acquisition enabled the Company to broaden its presence in those counties.
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. Highlands' assets were recorded at their fair values as of January 4, 2019 and Highlands' results of operations are included in the Company's Consolidated Statements of Income from that date forward.
Direct costs related to acquisitions were expensed as incurred. In 2021 and 2019, the Company recorded $1.8 million and $3.2 million of merger and integration-related expenses, respectively, which have been separately stated in the Company’s Consolidated Statements of Income. The Company recorded no merger related expenses in 2020.
Note 3 - Earnings Per Share
The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock and non-vested restricted stock units. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2021	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$95,041	50,624	$1.87
Less: earnings allocated to participating securities	1,142	—	0.02
Net income available to common shareholders	93,899	50,624	1.85
Effect of dilutive securities
Stock options and restricted stock	—	246	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$93,899	50,870	$1.85

Year Ended December 31, 2020	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$57,518	50,540	$1.14
Less: earnings allocated to participating securities	511	—	0.01
Net income available to common shareholders	57,007	50,540	1.13
Effect of dilutive securities
Stock options and restricted stock	—	110	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$57,007	50,650	$1.13

Table of Content

Year Ended December 31, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$70,672	50,477	$1.40
Less: earnings allocated to participating securities	596	—	0.01
Net income available to common shareholders	70,076	50,477	1.39
Effect of dilutive securities
Stock options and restricted stock	—	165	(0.01)
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$70,076	50,642	$1.38
There were no antidilutive options to purchase common stock to be excluded from the above computations.
Note 4 - Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's investment securities available for sale are as follows:

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$202,961	$1,215	$(789)	$—	$203,387
Mortgage-backed securities, residential	238,456	1,250	(1,731)	—	237,975
Collateralized mortgage obligations, residential	191,086	1,693	(1,488)	—	191,291
Mortgage-backed securities, multifamily	1,816	—	(75)	—	1,741
Collateralized mortgage obligations, multifamily	32,254	511	(246)	—	32,519
Asset-backed securities	52,518	153	(87)	—	52,584
Debt securities	49,598	959	(15)	(83)	50,459
Total	$768,689	$5,781	$(4,431)	$(83)	$769,956

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$63,868	$1,447	$(313)	$—	$65,002
Mortgage-backed securities, residential	224,978	3,718	(540)	—	228,156
Collateralized mortgage obligations, residential	204,093	4,967	(22)	—	209,038
Mortgage-backed securities, multifamily	1,944	—	—	—	1,944
Collateralized mortgage obligations, multifamily	39,628	1,909	(2)	—	41,535
Asset-backed securities	40,915	—	(225)	—	40,690
Obligations of states and political subdivisions	228,790	5,149	(228)	(1)	233,710
Debt securities	35,056	616	—	(1)	35,671
Total	$839,272	$17,806	$(1,330)	$(2)	$855,746

Table of Content
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's investment securities held to maturity are as follows:

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$18,672	$293	$—	$—	$18,965
Mortgage-backed securities, residential	370,247	718	(5,989)	—	364,976
Collateralized mortgage obligations, residential	13,921	168	—	—	14,089
Mortgage-backed securities, multifamily	2,710	26	(2)	—	2,734
Obligations of states and political subdivisions	416,587	810	(5,800)	(21)	411,576
Debt securities	3,000	31	—	(160)	2,871
Total	$825,137	$2,046	$(11,791)	$(181)	$815,211

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$25,565	$779	$—	$—	$26,344
Mortgage-backed securities, residential	39,276	1,469	(12)	—	40,733
Collateralized mortgage obligations, residential	14,590	532	—	—	15,122
Mortgage-backed securities, multifamily	705	54	—	—	759
Obligations of states and political subdivisions	10,630	280	—	—	10,910
Total	$90,766	$3,114	$(12)	$—	$93,868
During the third quarter of 2021, the Company transferred $494.2 million of previously designated investment securities available for sale to a held to maturity designation at estimated fair value. The reclassification for the period ended September 30, 2021 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income on the consolidated balance sheet. Subsequent amortization will be recognized over the life of the securities. The Company recorded net amortization of $383,000 during the year ended December 31, 2021.
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of December 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,005	$12,063	$21,345	$21,497
Due after one year through five years	58,188	58,409	34,047	34,192
Due after five years through ten years	124,825	125,735	42,528	42,315
Due after ten years	57,541	57,639	340,339	335,408
	252,559	253,846	438,259	433,412
Mortgage-backed and asset-backed securities	516,130	516,110	386,878	381,799
Total	$768,689	$769,956	$825,137	$815,211
For the year ended December 31, 2021, there were proceeds from sales of available for sale securities of $4.4 million with gross gains on sales of securities of $9,000 and no gross losses on sales of securities. There were proceeds from sales of available for sale securities of $130.9 million with gross gains on sales of securities of $1.3 million and gross losses on sales of securities of $248,000 for the year ended December 31, 2020. There were no sales of securities for the year ended

Table of Content
December 31, 2019. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.04 billion and $578.0 million at December 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

December 31, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$76,106	$322	$14,670	$467	15	$90,776	$789
Mortgage-backed securities, residential	176,990	1,465	14,582	266	45	191,572	1,731
Collateralized mortgage obligations, residential	86,749	1,429	5,000	59	18	91,749	1,488
Mortgage-backed securities, multifamily	—	—	1,741	75	1	1,741	75
Collateralized mortgage obligations, multifamily	9,083	210	1,072	36	4	10,155	246
Asset-backed securities	14,688	87	—	—	3	14,688	87
Debt securities	15,325	(5)	980	20	8	16,305	15
Total	$378,941	$3,508	$38,045	$923	$94	$416,986	$4,431
HELD TO MATURITY
Mortgage-backed securities, residential	$340,474	$5,882	$2,376	$107	96	$342,850	$5,989
Mortgage-backed securities, multifamily	2,051	2	—	—	1	2,051	2
Obligations of states and political subdivisions	307,827	5,800	—	—	239	307,827	5,800
Total	$650,352	$11,684	$2,376	$107	$336	$652,728	$11,791

December 31, 2020	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$4,966	$29	$17,652	$284	6	$22,618	$313
Mortgage-backed securities, residential	84,137	471	5,656	69	30	89,793	540
Collateralized mortgage obligations, residential	23,858	22	—	—	7	23,858	22
Mortgage-backed securities, multifamily	1,943	—	—	—	1	1,943	—
Collateralized mortgage obligations, multifamily	2,527	2	—	—	1	2,527	2
Asset-backed securities	40,690	225	—	—	6	40,690	225
Obligations of states and political subdivisions	15,901	228	—	—	10	15,901	228
Total	$174,022	$977	$23,308	$353	61	$197,330	$1,330
HELD TO MATURITY
Mortgage-backed securities, residential	$2,561	$12	$—	$—	4	$2,561	$12
Total	$2,561	$12	$—	$—	4	$2,561	$12
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

Table of Content
The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.
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
The tables below indicate the credit profile of the Company's investment securities held to maturity at amortized cost for the periods presented:

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$18,672	$—	$—	$—	$—	$18,672
Mortgage-backed securities, residential	370,247	—	—	—	—	370,247
Collateralized mortgage obligations, residential	13,921	—	—	—	—	13,921
Mortgage-backed securities, multifamily	2,710	—	—	—	—	2,710
Obligations of states and political subdivisions	143,777	270,909	1,068	—	833	416,587
Debt securities	—	—	—	3,000	—	3,000
Total	$549,327	$270,909	$1,068	$3,000	$833	$825,137

December 31, 2020	AAA	AA	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$25,565	$—	$25,565
Mortgage-backed securities, residential	39,276	—	39,276
Collateralized mortgage obligations, residential	14,590	—	14,590
Mortgage-backed securities, multifamily	705	—	705
Obligations of states and political subdivisions	2,959	7,671	10,630
Total	$83,095	$7,671	$90,766
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.4 million and $14.7 million at December 31, 2021 and December 31, 2020, respectively. The Company recorded no sales of equity securities for the year ended December 31, 2021 and recorded $4.1 million and $1.3 million of proceeds from sales of equity securities for the years ended December 31, 2020 and 2019, respectively. The Company recorded $285,000 and $552,000 in fair value losses on equity securities in noninterest income for the year ended December 31, 2021 and 2020, respectively. and fair value gains on equity securities of $496,000 during 2019.
As of December 31, 2021, the Company's investments in Community Reinvestment funds include $6.8 million that are primarily invested in community development loans that are guaranteed by the SBA. Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2021, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $10.5 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of December 31, 2021. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Table of Content
Note 5 – Loans
The following table summarizes the composition of the Company’s loan portfolio.

(in thousands)	December 31, 2021	December 31, 2020
Non-owner occupied commercial	$2,316,284	$2,398,946
Owner occupied commercial	908,449	827,092
Multifamily	972,233	813,225
Non-owner occupied residential	177,097	200,229
Commercial, industrial and other	462,406	718,189
Construction	302,228	266,883
Equipment finance	123,212	116,690
Residential mortgage	438,710	377,380
Consumer	275,529	302,598
Total	$5,976,148	$6,021,232
Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $13.9 million at December 31, 2021 and $16.1 million at December 31, 2020. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $5.8 million and $10.0 million at December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021 and December 31, 2020, Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $56.6 million and $284.6 million, respectively, and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $184,000 and $650,000 at December 31, 2021 and December 31, 2020, respectively. Loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB") totaled $2.30 billion and $2.28 billion at December 31, 2021 and December 31, 2020, respectively.
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

Table of Content
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2021.

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$363,459	$516,131	$295,944	$189,592	$195,733	$562,338	$18,795	$—	$2,141,992
Watch	—	—	25,292	14,660	4,641	47,011	130	—	91,734
Special mention	—	458	—	5,749	14,639	6,602	—	—	27,448
Substandard	119	431	332	2,656	8,000	43,572	—	—	55,110
Total	363,578	517,020	321,568	212,657	223,013	659,523	18,925	—	2,316,284
Owner occupied commercial
Pass	209,515	133,292	83,395	54,019	48,850	252,001	8,343	108	789,523
Watch	—	5,757	2,134	900	280	24,873	—	—	33,944
Special mention	—	9,694	21,837	12,632	95	17,851	—	—	62,109
Substandard	5	—	—	2,597	1,299	18,972	—	—	22,873
Total	209,520	148,743	107,366	70,148	50,524	313,697	8,343	108	908,449
Multifamily
Pass	225,060	255,016	72,438	71,366	73,122	207,509	18,161	1,281	923,953
Watch	—	966	—	13,709	854	6,497	—	—	22,026
Special mention	—	2,470	—	—	8,944	2,948	—	—	14,362
Substandard	—	—	5,485	1,321	—	4,987	99	—	11,892
Total	225,060	258,452	77,923	86,396	82,920	221,941	18,260	1,281	972,233
Non-owner occupied residential
Pass	28,476	18,527	16,928	15,695	18,048	51,194	7,288	—	156,156
Watch	—	—	—	—	651	5,057	—	—	5,708
Special mention	—	—	523	837	1,205	284	515	—	3,364
Substandard	—	3,062	510	4,797	988	2,512	—	—	11,869
Total	28,476	21,589	17,961	21,329	20,892	59,047	7,803	—	177,097
Commercial, industrial and other
Pass	100,921	23,940	65,225	11,636	3,808	37,479	191,293	872	435,174
Watch	939	461	446	—	1,378	173	5,056	—	8,453
Special mention	—	—	—	—	1,896	443	1,365	—	3,704
Substandard	101	7,352	—	1,276	496	422	5,428	—	15,075
Total	101,961	31,753	65,671	12,912	7,578	38,517	203,142	872	462,406
Construction
Pass	108,585	84,993	40,847	30,125	23,578	3,654	—	—	291,782
Special mention	—	—	—	—	10,446	—	—	—	10,446
Total	108,585	84,993	40,847	30,125	34,024	3,654	—	—	302,228
Equipment finance
Pass	50,482	30,486	27,626	10,238	3,128	803	—	—	122,763
Substandard	—	—	216	177	56	—	—	—	449
Total	50,482	30,486	27,842	10,415	3,184	803	—	—	123,212
Residential mortgage
Pass	171,442	112,680	27,228	20,784	9,103	96,510	—	—	437,747
Substandard	12	—	—	123	694	134	—	—	963
Total	171,454	112,680	27,228	20,907	9,797	96,644	—	—	438,710
Consumer
Pass	35,283	10,476	5,358	4,561	3,260	24,888	190,481	34	274,341
Substandard	32	—	—	—	—	630	526	—	1,188
Total	35,315	10,476	5,358	4,561	3,260	25,518	191,007	34	275,529
Total loans	$1,294,431	$1,216,192	$691,764	$469,450	$435,192	$1,419,344	$447,480	$2,295	$5,976,148

Table of Content
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2020.

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Pre-2016	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$570,665	$376,681	$217,931	$251,751	$187,605	$509,573	$50,071	2,246	$2,166,523
Watch	770	638	8,498	5,936	19,579	47,680	315	—	83,416
Special mention	3,400	3,131	8,377	9,115	19,936	7,894	2,895	—	54,748
Substandard	—	—	2,809	15,903	14,844	60,703	—	—	94,259
Total	574,835	380,450	237,615	282,705	241,964	625,850	53,281	2,246	2,398,946
Owner occupied commercial
Pass	116,512	76,224	80,244	81,215	62,118	245,330	11,072	179	672,894
Watch	11,347	22,932	411	3,651	8,038	23,612	673	—	70,664
Special mention	—	2,218	929	113	4,317	38,638	—	—	46,215
Substandard	434	16	3,038	641	5,770	27,376	44	—	37,319
Total	128,293	101,390	84,622	85,620	80,243	334,956	11,789	179	827,092
Multifamily
Pass	251,708	59,694	85,748	93,368	117,155	145,786	21,713	—	775,172
Watch	—	—	600	—	—	8,472	—	—	9,072
Special mention	9,781	—	—	2,399	—	1,124	—	—	13,304
Substandard	—	5,481	—	—	9,512	684	—	—	15,677
Total	261,489	65,175	86,348	95,767	126,667	156,066	21,713	—	813,225
Non-owner occupied residential
Pass	23,506	24,378	27,752	24,344	21,488	53,200	8,180	171	183,019
Watch	—	300	—	1,174	—	5,757	—	—	7,231
Special mention	—	496	1,199	392	293	656	655	—	3,691
Substandard	876	512	1,200	1,295	692	1,713	—	—	6,288
Total	24,382	25,686	30,151	27,205	22,473	61,326	8,835	171	200,229
Commercial, industrial and other
Pass	299,091	84,917	16,245	7,216	18,358	41,900	208,519	531	676,777
Watch	287	3,701	156	1,643	301	369	2,324	—	8,781
Special mention	—	—	884	764	2,275	—	4,727	—	8,650
Substandard	7,177	50	3,559	1,547	1,497	729	9,422	—	23,981
Total	306,555	88,668	20,844	11,170	22,431	42,998	224,992	531	718,189
Construction
Pass	56,734	77,117	69,627	29,303	7,681	328	2,190	—	242,980
Watch	—	—	2,183	11,959	—	—	—	—	14,142
Special mention	—	—	—	8,321	—	—	—	—	8,321
Substandard	—	—	—	206	719	515	—	—	1,440
Total	56,734	77,117	71,810	49,789	8,400	843	2,190	—	266,883
Equipment finance
Pass	41,528	41,717	20,697	8,834	3,162	426	—	—	116,364
Substandard	—	98	88	74	64	2	—	—	326
Total	41,528	41,815	20,785	8,908	3,226	428	—	—	116,690
Residential mortgage
Pass	127,336	43,910	34,252	17,548	12,108	139,616	—	—	374,770
Substandard	—	52	233	1,015	—	1,310	—	—	2,610
Total	127,336	43,962	34,485	18,563	12,108	140,926	—	—	377,380
Consumer
Pass	15,999	9,844	7,490	5,333	4,632	31,861	224,549	166	299,874
Substandard	33	57	31	2	—	2,208	263	130	2,724
Total	16,032	9,901	7,521	5,335	4,632	34,069	224,812	296	302,598
Total loans	$1,537,184	$834,164	$594,181	$585,062	$522,144	$1,397,462	$547,612	$3,423	$6,021,232

Table of Content
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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

December 31, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,312,557	$—	$718	$3,009	$3,727	$2,316,284
Owner occupied commercial	905,751	20	—	2,678	2,698	908,449
Multifamily	972,233	—	—	—	—	972,233
Non-owner occupied residential	174,245	—	136	2,716	2,852	177,097
Commercial, industrial and other	461,659	154	—	593	747	462,406
Construction	302,228	—	—	—	—	302,228
Equipment finance	122,923	211	41	37	289	123,212
Residential mortgage	437,574	255	64	817	1,136	438,710
Consumer	274,426	705	135	263	1,103	275,529
Total	$5,963,596	$1,345	$1,094	$10,113	$12,552	$5,976,148

December 31, 2020		Past Due
(in thousands)	Current	30-59 Days	60-89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,384,233	$1,256	$306	$13,151	$14,713	$2,398,946
Owner occupied commercial	811,408	2,759	350	12,575	15,684	827,092
Multifamily	812,597	208	—	420	628	813,225
Non-owner occupied residential	197,802	482	294	1,651	2,427	200,229
Commercial, industrial and other	716,337	125	—	1,727	1,852	718,189
Construction	265,649	—	—	1,234	1,234	266,883
Equipment finance	115,124	1,338	98	130	1,566	116,690
Residential mortgage	374,370	1,046	156	1,808	3,010	377,380
Consumer	300,127	1,041	73	1,357	2,471	302,598
Total	$5,977,647	$8,255	$1,277	$34,053	$43,585	$6,021,232

Table of Content
The following tables present information on non-accrual loans at December 31, 2021 and December 31, 2020.

December 31, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$3,009	$—	$—	$2,624
Owner occupied commercial	2,810	—	—	2,398
Non-owner occupied residential	2,852	—	—	2,567
Commercial, industrial and other	6,763	—	—	1,122
Equipment finance	43	—	—	—
Residential mortgage	817	—	—	694
Consumer	687	—	1	—
Total	$16,981	$—	$1	$9,405

December 31, 2020
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$16,537	$—	$—	$14,719
Owner occupied commercial	14,271	—	—	12,371
Multifamily	626	—	—	—
Non-owner occupied residential	2,217	—	—	1,580
Commercial, industrial and other	2,633	—	—	1,418
Construction	1,440	—	—	1,234
Equipment finance	327	—	—	—
Residential mortgage	2,469	—	—	1,015
Consumer	2,243	—	1	—
Total	$42,763	$—	$1	$32,337
At December 31, 2021 and December 31, 2020, there was one loan with a recorded investment of $1,000 that was past due more than 89 days and still accruing. The Company had $930,000 and $1.7 million in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at December 31, 2021 and December 31, 2020, respectively.

Table of Content
Impaired Loans
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by the portfolio segments existing at December 31, 2019.

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
The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. The Consolidated Appropriations Act, 2021 (the "CAA"), which was signed into law on December 27, 2020, extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At December 31, 2021, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
At December 31, 2021 and 2020, TDRs totaled $3.5 million and $5.0 million, respectively. Accruing TDRs totaled $3.3 million and non-accrual TDRs totaled $127,000 at December 31, 2021. Accruing TDRs and non-accrual TDRs totaled $3.9 million and $1.1 million, respectively, at December 31, 2020. There was one consumer loan totaling $115,000 that was restructured during 2021 that met the definition of a TDR, while no loans were restructured during 2020 that met the definition of a TDR. There were no restructured loans that subsequently defaulted in 2021; however, two consumer loans totaling $83,000 that were TDRs within the previous twelve months had subsequently defaulted in 2020.

Table of Content
Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2021 and 2020, loans to these related parties amounted to $64.0 million and $75.7 million, respectively. There were new loans of $5.0 million to related parties and repayments of $16.7 million from related parties in 2021.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2021, Lakeland had $1.9 million in mortgages held for sale compared to $1.3 million as of December 31, 2020.
Equipment Finance Receivables
Future minimum payments of equipment finance receivables at December 31, 2021 are expected as follows:

(in thousands)
2022	$40,997
2023	34,476
2024	25,736
2025	15,388
2026	5,885
Thereafter	730
$123,212
Other Real Estate and Other Repossessed Assets
At December 31, 2021 and December 31, 2020, Lakeland had no other real estate owned and held no other repossessed assets. For the year ended December 31, 2021, Lakeland had no writedowns of other real estate owned and for the years ended December 31, 2020 and 2019 had writedowns of $39,000 and $153,000, respectively, recorded in other expense in the Consolidated Statement of Income.
Note 6 - Allowance for Credit Losses
The Company adopted ASU 2016-13, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures on December 31, 2020, effective January 1, 2020. See Note 1 - Summary of Significant Accounting Policies for a description of the adoption of ASU 2016-13 and the Company's allowance methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At December 31, 2021, loans totaling $5.95 billion were evaluated collectively and the allowance on these balances totaled $53.8 million and loans evaluated on an individual basis totaled $21.2 million with the specific allocations of the allowance for credit losses totaling $4.3 million.
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

Table of Content
Allowance for Credit Losses - Loans
The allowance for credit losses is summarized in the following table:

(in thousands)	2021	2020
Balance at beginning of the period	$71,124	$40,003
Impact of adopting ASU 2016-13	—	6,656
Charge-offs	(4,589)	(2,053)
Recoveries	2,427	541
Net charge-offs	(2,162)	(1,512)
Provision for credit loss - loans	(10,915)	25,977
Balance at end of the period	$58,047	$71,124
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $13.9 million and $16.1 million at December 31, 2021 and December 31, 2020, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2021 and 2020:

(in thousands)	Balance at December 31, 2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss - Loans	Balance at December 31, 2021
Non-owner occupied commercial	$25,910	$(2,708)	$462	$(3,593)	$20,071
Owner occupied commercial	3,955	(282)	302	(11)	3,964
Multifamily	7,253	(28)	—	1,084	8,309
Non-owner occupied residential	3,321	(223)	165	(883)	2,380
Commercial, industrial and other	13,665	(401)	888	(4,261)	9,891
Construction	786	(54)	75	31	838
Equipment finance	6,552	(346)	61	(2,604)	3,663
Residential mortgage	3,623	(113)	177	227	3,914
Consumer	6,059	(434)	297	(905)	5,017
Total	$71,124	$(4,589)	$2,427	$(10,915)	$58,047

(in thousands)	Balance at December 31, 2019 (1)	Impact of adopting ASU 2016-13	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss - Loans	Balance at December 31, 2020
Non owner occupied commercial	$—	$17,027	$(53)	$29	$8,907	$25,910
Owner occupied commercial	—	3,080	(369)	21	1,223	3,955
Multifamily	—	3,717	—	—	3,536	7,253
Non owner occupied residential	—	2,801	—	22	498	3,321
Commercial, secured by real estate	28,950	(28,950)	—	—	—	—
Commercial, industrial and other	3,289	2,850	(814)	207	8,133	13,665
Construction	2,672	(2,396)	(77)	100	487	786
Equipment finance	957	2,481	(284)	65	3,333	6,552
Residential mortgage	1,725	1,217	(116)	21	776	3,623
Consumer	2,410	4,829	(340)	76	(916)	6,059
Total	$40,003	$6,656	$(2,053)	$541	$25,977	$71,124
(1) With the adoption of ASU 2016-13 in 2020, the Company expanded its portfolio segments.

Table of Content
The allowance for credit losses decreased to $58.0 million, 0.97% of total loans, at December 31, 2021, compared to $71.1 million, 1.18% of total loans, at December 31, 2020. The decrease from December 31, 2020, was primarily due to an improvement in forecasted macroeconomic conditions, a reduction in nonperforming assets and continued strength in asset quality. The change in the allowance within the loan segments during the two comparable periods is principally due to changes in the Company's level of loan growth and the impact of changes in various economic factors on particular segments. The Company adopted ASU 2016-13 at December 31, 2020, and recorded an increase in the allowance for credit losses on loans of $6.7 million effective January 1, 2020.
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit or loan losses for the years ended December 31, 2021 and 2020:

December 31, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated	Collectively evaluated	Acquired with deteriorated credit quality	Total	Individually evaluated	Collectively evaluated	Total
Non-owner occupied commercial	$3,063	$2,313,047	$174	$2,316,284	$—	$20,071	$20,071
Owner occupied commercial	6,678	901,638	133	908,449	69	3,895	3,964
Multifamily	—	972,233	—	972,233	—	8,309	8,309
Non-owner occupied residential	2,567	174,463	67	177,097	—	2,380	2,380
Commercial, industrial and other	6,537	455,306	563	462,406	4,182	5,709	9,891
Construction	—	302,228	—	302,228	—	838	838
Equipment finance	—	123,212	—	123,212	—	3,663	3,663
Residential mortgage	1,416	437,294	—	438,710	—	3,914	3,914
Consumer	—	275,529	—	275,529	—	5,017	5,017
Total loans	$20,261	$5,954,950	$937	$5,976,148	$4,251	$53,796	$58,047

December 31, 2020	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non owner occupied commercial	$12,112	$2,382,717	$4,117	$2,398,946	$355	$25,555	$25,910
Owner occupied commercial	16,547	809,935	610	827,092	96	3,859	3,955
Multifamily	—	813,225	—	813,225	—	7,253	7,253
Non owner occupied residential	1,459	198,334	436	200,229	43	3,278	3,321
Commercial, industrial and other	1,596	715,129	1,464	718,189	830	12,835	13,665
Construction	515	265,649	719	266,883	—	786	786
Equipment finance	—	116,690	—	116,690	—	6,552	6,552
Residential mortgage	1,490	375,482	408	377,380	—	3,623	3,623
Consumer	—	302,099	499	302,598	31	6,028	6,059
Total loans	$33,719	$5,979,260	$8,253	$6,021,232	$1,355	$69,769	$71,124

Table of Content
Allowance for Credit Losses - Securities
At December 31, 2021, the balance of the allowance for credit loss on available for sale and held to maturity securities was $83,000 and $181,000, respectively. At December 31, 2020, the Company reported an allowance for credit losses on available for sale securities of $2,000 and no allowance for credit losses on held to maturity securities. For the year ended December 31, 2021, the Company recorded a provision for credit losses of $84,000 and $178,000 on securities available for sale and held to maturity, respectively, in the provision for credit losses on the Consolidated Statement of Income. For the year ended December 31, 2020, the Company, recorded a provision of $2,000 on securities available for sale and a benefit of $30,000 on securities held to maturity. The Company adopted ASU 2016-13 at December 31, 2020, and recorded an increase in the allowance for credit losses on held to maturity securities of $30,000 effective January 1, 2020. Prior year disclosures have not been restated.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $5.3 million and $3.3 million at December 31, 2021 and December 31, 2020, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off balance sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of credit loss expense.
At December 31, 2021 and December 31, 2020, the balance of the allowance for credit losses for off-balance-sheet exposures was $2.3 million and $2.6 million, respectively. The Company recorded a benefit for credit losses on off-balance-sheet exposures in other noninterest expense of $243,000 for the year ended December 31, 2021 and a provision for unfunded lending commitments in other noninterest expense of $1.3 million for the year ended December 31, 2020. The Company adopted ASU 2016-13 at December 31, 2020, and recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $498,000 effective January 1, 2020. Prior year disclosures have not been restated.
Note 7 - Premises and Equipment

	Estimated	December 31,
(in thousands)	Useful Lives	2021	2020

Land	Indefinite	$9,444	$9,926
Buildings and building improvements	10 to 50 years	42,115	44,312
Leasehold improvements	10 to 25 years	13,976	14,017
Furniture, fixtures and equipment	2 to 30 years	32,569	35,046
		98,104	103,301
Less accumulated depreciation and amortization		52,188	54,806
		$45,916	$48,495
Depreciation expense was $6.8 million, $6.5 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 8 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At December 31, 2021, the Company had lease liabilities totaling $16.5 million and right-of-use assets totaling $15.2 million related to these leases. At December 31, 2020, the Company had lease liabilities totaling $18.2 million and right-of-use assets totaling $16.8 million. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

Table of Content
For the year ended December 31, 2021, the weighted average remaining lease term for operating leases was 9.16 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%. For the year ended December 31, 2020, the weighted average remaining lease term for operating leases was 9.69 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

(in thousands)	2021	2020	2019
Operating lease cost	$3,154	$3,312	$3,293
Variable lease cost	67	90	133
Sublease income	(121)	(122)	(122)
Net lease cost	$3,100	$3,280	$3,304
The table below presents other information on the Company's operating leases for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,757	$2,790	$2,654
Right-of-use asset obtained in exchange for new operating lease liabilities	717	1,159	1,748
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at December 31, 2021 is as follows:

(in thousands)
Within one year	$3,077
After one year but within three years	5,467
After three years but within five years	4,033
After 5 years	7,018
Total undiscounted cash flows	19,595
Discount on cash flows	(3,072)
Total lease liability	$16,523

Note 9 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	December 31, 2021		December 31, 2020

Noninterest-bearing demand	$1,732,452	24.9%	$1,510,224	23.4%
Interest-bearing checking	2,219,658	31.9%	2,057,052	31.9%
Money market	1,577,385	22.6%	1,225,890	19.0%
Savings	677,101	9.7%	584,361	9.1%
Certificates of deposit $250 thousand and under	623,393	8.9%	895,056	13.8%
Certificates of deposit over $250 thousand	135,834	2.0%	183,200	2.8%
Total deposits	$6,965,823	100.0%	$6,455,783	100.0%

Table of Content
At December 31, 2021, the schedule of maturities of certificates of deposit is as follows:

(in thousands)
2022	$653,645
2023	74,095
2024	13,750
2025	17,459
2026	278
Total	$759,227
At December 31, 2021 and 2020, certificates of deposit obtained through brokers totaled $114.3 million and $236.7 million, respectively.
Interest expense on deposits is as follows:

(in thousands)	2021	2020	2019
Checking accounts	$4,591	$9,095	$18,023
Money market accounts	6,226	8,301	13,134
Savings	334	325	335
Certificates of deposit	5,642	14,338	17,756
Total	$16,793	$32,059	$49,248
Note 10 - Debt
Overnight and Short-Term Borrowings
At December 31, 2021, there were no overnight and short-term borrowings from FHLB and at December 31, 2020, overnight and short-term borrowings totaled $100.0 million. In addition, Lakeland had no overnight and short-term borrowings from correspondent banks at December 31, 2021 or December 31, 2020. At December 31, 2021, Lakeland had overnight and short-term federal funds lines available to borrow up to $215.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2021 or 2020.
Other short-term borrowings at December 31, 2021 and 2020 consisted of short-term securities sold under agreements to repurchase totaling $106.5 million and $69.6 million, respectively. Securities underlying the agreements were under Lakeland’s control. At December 31, 2021, the Company had $46.2 million in mortgage-backed securities, $46.7 million in collateralized mortgage obligations, $23.2 million in agency securities and $5.0 million in U.S. treasury notes pledged for its short-term securities sold under agreements to repurchase.
FHLB Advances
Advances from the Federal Home Loan Bank ("FHLB") totaled $25.0 million at both December 31, 2021 December 31, 2020, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and have prepayment penalties. There were no FHLB advance prepayments in 2021, however in 2020, the Company repaid an aggregate of $114.9 million in advances from the FHLB and recorded $4.1 million in long-term debt prepayment fees.
Subordinated Debentures
On September 15, 2021, the Company completed an offering of $150.0 million of fixed to floating rate subordinated notes due on September 15, 2031. The notes bear interest at a rate of 2.875% per annum until September 15, 2026, and will then reset quarterly to the then current Benchmark rate, which is expected to be the three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 220 basis points. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $2.3 million and are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheets.
On January 4, 2019, the Company acquired subordinated notes in connection with the Highlands acquisition. Highlands issued $5.0 million of fixed rate notes in May 2014 bearing an interest rate of 8.00% per annum until maturity on May 16, 2024. In October 2015, Highlands issued $7.5 million of fixed rate notes bearing an interest rate of 6.94% until maturity on October 1, 2025. The Company redeemed both issuances in 2021.

Table of Content
On September 30, 2016, the Company completed an offering of $75.0 million of fixed to floating rate subordinated notes due September 30, 2026. The notes paid interest at a rate of 5.125% per annum until September 30, 2021 when they were to reset quarterly to the then current three-month LIBOR plus 397 basis points until maturity in September 30, 2026 or their earlier redemption. The debt was included in Tier 2 capital for the Company. Debt issuance costs totaled $1.5 million and were being amortized to maturity. On September 30, 2021, the Company redeemed this issuance which resulted in an acceleration of unamortized debt issuance costs of $831,000.
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
In June 2016, the Company entered into two five-year cash flow swaps totaling $30.0 million in order to hedge the variable cash outflows associated with the junior subordinated debentures issued to Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust IV. Both of these swaps matured in 2021. For more information please see Note 20 – Derivatives.
Note 11 - Stockholders’ Equity
On October 22, 2019, the Board of Directors of Lakeland approved a share repurchase program whereby the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. The Company had 50,489,161 shares outstanding as of September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. Open market purchases may be conducted in accordance with the limitations of Rule 10b-18 of the Securities and Exchange Commission (the "SEC"). Repurchases may be made pursuant to trading plans adopted in accordance with SEC Rule 10b5-1, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any particular number of shares and may be terminated at any time without notice, in the Company’s discretion. As of December 31, 2021, the Company had repurchased 131,035 shares.
Note 12 - Income Taxes
The components of income taxes are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Current tax provision	$26,872	$24,022	$20,418
Deferred tax (benefit) expense	5,422	(6,763)	2,854
Total provision for income taxes	$32,294	$17,259	$23,272

Table of Content
    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 21% as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Federal income tax, at statutory rates	$26,740	$15,703	$19,728
Increase (deduction) in taxes resulting from:
Tax-exempt income	(1,114)	(961)	(952)
State income tax, net of federal income tax effect	6,176	2,178	4,322
Excess tax expense (benefits) from employee share-based payments	89	132	(189)
Other, net	403	207	363
Provision for income taxes	$32,294	$17,259	$23,272
The net deferred tax asset consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$17,837	$21,300
Stock based compensation plans	1,446	985
Purchase accounting fair market value adjustments	1,487	2,174
Non-accrued interest	504	664
Deferred compensation	2,796	2,570
Loss on equity securities	136	50
Federal net operating loss carryforward	303	875
Unrealized loss on pension plans	—	13
Unrealized loss on derivatives	—	42
Other, net	514	508
Gross deferred tax assets	25,023	29,181
Deferred tax liabilities:
Core deposit intangible from acquired companies	705	852
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	903	852
Deferred loan costs	2,150	1,822
Depreciation and amortization	1,660	793
Prepaid expenses	824	578
Unrealized gain on investment securities	1,228	4,746
Other	235	260
Gross deferred tax liabilities	7,705	9,903
Net deferred tax assets	$17,318	$19,278
Upon the adoption of ASU 2016-13 in 2020, the Company recorded a net deferred tax asset of $1.4 million.
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2021 will be realized.
The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2021 or 2020.

Table of Content
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2018 or to state and local examinations by tax authorities for the years before 2018.
Note 13 - Benefit Plans
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2021, 2020 and 2019 totaled $1.6 million, $1.5 million and $1.3 million, respectively.
Supplemental Executive Retirement Plans
In 2003, the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) agreement with its former Chief Executive Officer ("CEO") that provides annual retirement benefits of $150,000 a year for 15 years when the former CEO reached the age of 65. The former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for 15 years when the CEO reaches the age of 65. Also in 2008, the Company entered into a SERP with a former Regional President that provides annual retirement benefits of $90,000 a year for ten years upon his reaching the age of 65. In 2016, the Company entered into a SERP with a former Regional President that provides $84,500 a year for 15 years upon his reaching the age of 66. Both former Regional Presidents are receiving the annual retirement benefits pursuant to the plans.
Somerset Hills Bank, acquired by the Company in 2013, entered into a SERP with its former CEO and its Chief Financial Officer ("CFO") which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The former CEO and the beneficiary of the CFO are currently being paid out under the plan.
The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2021, 2020 and 2019, the Company recorded compensation expense of $163,000, $411,000 and $430,000, respectively, for these plans. The accrued liability for these plans was $3.8 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.
Deferred Compensation Agreement
In 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2021, 2020 and 2019 was $331,000, $339,000 and $311,000, respectively, and the accrued liability at December 31, 2021 and 2020 was $1.9 million and $1.6 million, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of their base salaries and bonuses to a deferral account that will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $183,000, $162,000 and $136,000 in 2021, 2020 and 2019, respectively, and had a liability recorded of $3.2 million and $2.6 million at December 31, 2021 and 2020, respectively.
Directors Retirement Plan
The Company maintains an Amended and Restated Directors' Deferred Compensation Plan, which applies to directors appointed to the Company's Board of Directors prior to January 1, 2009. The non-qualified, defined benefit plan provides participants, who after completing five years of service, may retire and receive benefit payments ranging from $5,000 through $17,500 per annum, depending upon years of credited service, for a period of ten years. The plan is unfunded and holds no assets.
At December 31, 2021 and 2020, the directors' deferred compensation plan had a recorded liability of $647,000 and $655,000, respectively. The was no balance recognized in accumulated other comprehensive income for pension items at December 31, 2021, while a net actuarial loss of $30,000 was recognized in accumulated other comprehensive income at December 31, 2020. This amount was not recognized as a component of net postretirement benefit cost in 2020.

Table of Content
The net periodic plan cost included the following components:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Service cost	$22	$18	$14
Interest cost	16	17	22
Amortization of gain	—	—	(2)
	$38	$35	$34
A discount rate of 2.49%, 2.21% and 2.89% was assumed in the plan valuation for 2021, 2020 and 2019, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation. The Company expects its contribution to the directors' retirement plan to be $38,000 in 2022.
The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2022	$38
2023	38
2024	38
2025	37
2026	27
2027-2031	200
Note 14 - Stock-Based Compensation
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
Restricted Stock
The following is a summary of the Company's restricted stock activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Price
Outstanding, beginning of year	23,910	$14.77
Granted	16,028	13.72
Vested	(23,903)	14.78
Outstanding, end of year	16,035	$13.72
In 2021, the Company granted 16,028 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $220,000 over a one year period. In 2020, the Company granted 23,852 shares of restricted stock to non-employee directors at a grant date fair value of $14.78 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $353,000 in compensation expense. In 2019, the Company granted 13,052 shares of restricted stock to non-employee directors at a grant date fair value of $15.96 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $208,000 in compensation expense.
The total fair value of the restricted stock vested during the year ended December 31, 2021 was approximately $353,000. Compensation expense recognized for restricted stock was $330,000, $242,000 and $212,000 in 2021, 2020 and 2019, respectively. There was no unrecognized compensation expense related to restricted stock grants as of December 31, 2021.

Table of Content
Restricted Stock Units
The following is a summary of the Company's RSU activity during the year ended December 31, 2021:

	Number of RSUs	Weighted Average Price
Outstanding, beginning of year	372,552	$16.63
Granted	376,966	17.21
Vested	(146,133)	18.19
Forfeited	(12,043)	15.21
Outstanding, end of year	591,342	$16.64
In 2021, the Company granted 376,966 RSUs at a weighted average grant date fair value of $17.21 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The RSUs vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreements. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the RSUs granted in 2021 is expected to average approximately $2.2 million per year over a three year period.
In 2020, the Company granted 176,869 RSUs at a weighted average grant date fair value of $15.34 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These RSUs vest within a range of two to three years, with compensation expense expected to average approximately $904,000 per year over a three year period. In 2019, the Company granted 149,559 RSUs at a weighted average grant date fair value of $16.54 per share under the Company’s 2018 Omnibus Equity Incentive Plan. Compensation expense on these RSUs was expected to average $825,000 per year over a three year period.
Compensation expense for restricted stock units totaled $3.7 million, $2.4 million and $2.3 million in 2021, 2020 and 2019, respectively. There was approximately $5.1 million in unrecognized compensation expense related to RSUs as of December 31, 2021, which is expected to be recognized over a period of 1.06 years.
Stock Options
The following is a summary of the Company's stock option activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,764	$6.94	1.07	$15,934
Exercised	(2,764)	6.94
Outstanding, end of year	—	$—	0.00	$—
Options exercisable at year-end	—	$—	0.00	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options. There were no stock option grants during 2021 or 2020. The 2,764 stock options exercised during 2021 had an intrinsic value of $27,000 and resulted in $19,000 in cash receipts. No stock options were exercised during 2020. As of December 31, 2021, there was no unrecognized compensation expense related to unvested stock options and there was no compensation expense recognized for stock options for 2021, 2020 and 2019.
Excess tax deficiencies on stock based compensation was $89,000 for 2021 and $132,000 for 2020, while excess tax benefits of stock based compensation totaled $189,000 for the year 2019.
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

Table of Content
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

Table of Content
The following table sets forth the components of noninterest income for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Deposit-Related Fees and Charges
Debit card interchange income	$6,213	$5,431	$5,719
Overdraft charges	2,476	2,582	4,052
ATM service charges	660	522	826
Demand deposit fees and charges	446	540	501
Savings service charges	61	73	107
Total deposit-related fees and charges	9,856	9,148	11,205
Commissions and Fees
Loan fees	1,858	1,227	1,510
Wire transfer charges	1,533	1,412	1,223
Investment services income	1,837	1,630	1,651
Merchant fees	984	833	813
Commissions from sales of checks	301	292	407
Safe deposit income	320	345	364
Other income	189	181	250
Total commissions and fees	7,022	5,920	6,218
Gains on Sale of Loans	2,264	3,322	1,660
Other Income
Gains on customer swap transactions	634	4,719	3,231
Title insurance income	109	177	183
Other income	404	438	1,463
Total other income	1,147	5,334	4,877
Revenue not from contracts with customers	2,072	3,386	2,836
Total Noninterest Income	$22,361	$27,110	$26,796
Timing of Revenue Recognition
Products and services transferred at a point in time	$20,266	$23,649	$23,885
Products and services transferred over time	23	75	75
Revenue not from contracts with customers	2,072	3,386	2,836
Total Noninterest Income	$22,361	$27,110	$26,796
Note 16 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

(in thousands)	2021	2020	2019
Consulting and advisory board fees	$2,856	$3,937	$2,635
ATM and debit card expense	2,528	2,331	2,377
Telecommunications expense	2,099	1,875	1,943
Marketing expense	1,642	1,253	1,945
Core deposit intangible amortization	868	1,025	1,182
Other real estate owned and other repossessed assets expense	—	53	256
Long-term debt prepayment penalties	—	4,133	—
Long-term debt extinguishment costs	831	—	—
Other operating expenses	12,994	12,763	12,839
Total other operating expenses	$23,818	$27,370	$23,177

Table of Content
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
Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk
The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and consists of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Lakeland evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management’s credit evaluation of the borrower. At December 31, 2021 and 2020, Lakeland had $1.14 billion and $1.11 billion, respectively, in commitments to originate loans, including unused lines of credit.
Lakeland issues financial standby letters of credit and performance letters of credit that are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies based on management’s credit evaluation. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2021 and 2020 was $19.5 million and $14.8 million, respectively, and they expire through 2024. The fair value of Lakeland's liability for financial standby letters of credit was insignificant at December 31, 2021.
At December 31, 2021, there were $39,000 of commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings. There were no such commitments to lend additional funds at December 31, 2020.
Note 18 - Comprehensive Income (Loss)
The Company reports comprehensive income or loss in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
The following table shows the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented.

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding losses on securities available for sale arising during the period	$(15,117)	$4,466	$(10,651)
Reclassification adjustment for securities gains included in net income	(9)	3	(6)
Net unrealized losses on securities available for sale	(15,126)	4,469	(10,657)
Net gain on securities reclassified from available for sale to held to maturity	3,814	(1,030)	2,784
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(383)	118	(265)
Unrealized gains on derivatives	143	(168)	(25)
Change in pension liability, net	43	(13)	30
Other comprehensive loss	$(11,509)	$3,376	$(8,133)

Table of Content

	Year Ended December 31, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	$14,049	$(3,711)	$10,338
Reclassification adjustment for securities gains included in net income	(1,213)	341	(872)
Unrealized holding gains on securities available for sale arising during the period	12,836	(3,370)	9,466
Unrealized losses on derivatives	(413)	121	(292)
Change in pension liability, net	(36)	11	(25)
Other comprehensive income	$12,387	$(3,238)	$9,149

	Year Ended December 31, 2019
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	14,763	(4,045)	10,718
Unrealized losses on derivatives	(828)	242	(586)
Change in pension liability, net	(64)	18	(46)
Other comprehensive income	$13,871	$(3,785)	$10,086

(in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Balance at January 1, 2019	$(8,782)	$—	$903	$41	$(7,838)
Net current period other comprehensive income (loss)	10,718	—	(586)	(46)	10,086
Balance at December 31, 2019	$1,936	$—	$317	$(5)	$2,248
Other comprehensive income (loss) before reclassifications	10,338	—	(292)	(25)	10,021
Amounts reclassified from accumulated other comprehensive income	(872)	—	—	—	(872)
Net current period other comprehensive income (loss)	9,466	—	(292)	(25)	9,149
Balance at December 31, 2020	$11,402	$—	$25	$(30)	$11,397
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Other comprehensive (loss) income before reclassifications	(7,867)	(265)	(25)	30	(8,127)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	—	(6)
Net current period other comprehensive (loss) income	(7,873)	(265)	(25)	30	(8,133)
Balance at December 31, 2021	$745	$2,519	$—	$—	$3,264

Table of Content
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
Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2021 and 2020, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

Table of Content

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$104,861	$98,526	$—	$203,387
Mortgage-backed securities, residential	—	237,975	—	237,975
Collateralized mortgage obligations, residential	—	191,291	—	191,291
Mortgage-backed securities, multifamily	—	1,741	—	1,741
Collateralized mortgage obligations, multifamily	—	32,519	—	32,519
Asset-backed securities	—	52,584	—	52,584
Corporate debt securities	—	50,459	—	50,459
Total securities available for sale	104,861	665,095	—	769,956
Equity securities, at fair value	—	17,368	—	17,368
Derivative assets	—	43,799	—	43,799
Total Assets	$104,861	$726,262	$—	$831,123
Liabilities:
Derivative liabilities	$—	$43,799	$—	$43,799
Total Liabilities	$—	$43,799	$—	$43,799

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$9,392	$55,610	$—	$65,002
Mortgage-backed securities	—	228,156	—	228,156
Collateralized mortgage obligations	—	209,038	—	209,038
Mortgage-backed securities, multifamily	—	1,944	—	1,944
Collateralized mortgage obligations, multifamily	—	41,535	—	41,535
Asset-backed securities	—	40,690	—	40,690
Obligations of states and political subdivisions	—	233,710	—	233,710
Corporate debt securities	—	35,671	—	35,671
Total securities available for sale	9,392	846,354	—	855,746
Equity securities, at fair value	—	14,694	—	14,694
Derivative assets	—	80,734	—	80,734
Total Assets	$9,392	$941,782	$—	$951,174
Liabilities:
Derivative liabilities	$—	$80,877	$—	$80,877
Total Liabilities	$—	$80,877	$—	$80,877

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
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$7,113	$7,113

December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$2,417	$2,417
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2021 and December 31, 2020 are outlined below.
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

Table of Content
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
The following table summarized the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and December 31, 2020:

December 31, 2021	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity
U.S. Treasury and U.S. government agencies	$18,672	$18,965	$—	$18,965	$—
Mortgage-backed securities, residential	370,247	364,976	—	364,976	—
Collateralized mortgage obligations, residential	13,921	14,089	—	14,089	—
Mortgage-backed securities, multifamily	2,710	2,734	—	2,734	—
Collateralized mortgage obligations, multifamily	—	—	—	—	—
Obligations of states and political subdivisions	416,566	411,576	—	410,744	832
Corporate bonds	2,840	2,871	—	2,871	—
Total investment securities held to maturity, net	824,956	815,211	—	814,379	832
Federal Home Loan and other membership bank stock	9,049	9,049	—	9,049	—
Loans, net	5,918,101	5,900,876	—	—	5,900,876
Financial Liabilities:
Certificates of deposit	759,227	753,483	—	753,483	—
Other borrowings	25,000	24,604	—	24,604	—
Subordinated debentures	179,043	175,243	—	—	175,243

Table of Content

December 31, 2020	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity
U.S. Treasury and U.S. government agencies	$25,565	$26,344	$—	$26,344	$—
Mortgage-backed securities, residential	39,276	40,733	—	40,733	—
Collateralized mortgage obligations, residential	14,590	15,122	—	15,122	—
Mortgage-backed securities, multifamily	705	759	—	759	—
Obligations of states and political subdivisions	10,630	10,910	—	10,910	—
Total investment securities held to maturity, net	90,766	93,868	—	93,868	—
Federal Home Loan and other membership bank stock	11,979	11,979	—	11,979	—
Loans, net	5,950,108	5,939,413	—	—	5,939,413
Financial Liabilities:
Certificates of deposit	1,078,256	1,077,620	—	1,077,620	—
Other borrowings	25,000	25,206	—	25,206	—
Subordinated debentures	118,257	118,208	—	—	118,208
Note 20 - Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2021 and 2020, Lakeland had $55.1 million and $83.2 million, respectively, in securities pledged for collateral on its interest rate swaps.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures. For more information, see Note 10 to the Company's consolidated financial statements. The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company was paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2021, the Company did not record any hedge ineffectiveness. The Company recognized $142,000 and $50,000 of accumulated other comprehensive expense that was reclassified into interest expense during 2021 and 2020, respectively. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured. The Company did not enter into any hedges in 2021.

Table of Content
The following tables present summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third party interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$9,847
Customer interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	33,952
Classified in Other Liabilities:
Customer interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$(9,847)
Third party interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	(33,952)

December 31, 2020	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	$503
Customer interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	80,231
Classified in Other Liabilities:
Customer interest rate swaps	$73,075	9.5	3.20%	1 Mo. LIBOR + 2.55	$(503)
3rd party interest rate swaps	907,069	8.7	3.79%	1 Mo. LIBOR + 1.99	(80,231)
Interest rate swap (cash flow hedge)	30,000	0.5	1.10%	3 Mo. LIBOR	(143)
Note 21 - Regulatory Matters
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined. The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $782.9 million was available for payment of dividends from Lakeland to the Company as of December 31, 2021.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2021, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2021, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

Table of Content
As of December 31, 2021 and 2020, the Company and Lakeland have the following capital ratios based on the then current regulations:

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Company	$903,415	14.48%	>	$654,978	> 10.50%		N/A	N/A
Lakeland	852,339	13.67%		654,692	10.50%	>	$623,516	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$695,634	11.15%	>	$530,220	> 8.50%		N/A	N/A
Lakeland	792,363	12.71%		529,989	8.50%	>	$498,813	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$665,634	10.67%	>	$436,652	> 7.00%		N/A	N/A
Lakeland	792,363	12.71%		436,461	7.00%	>	$405,285	> 6.50%
Tier 1 capital (to average assets)
Company	$695,634	8.51%	>	$326,813	> 4.00%		N/A	N/A
Lakeland	792,363	9.70%		326,734	4.00%	>	$408,418	> 5.00%

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Company	$783,107	12.84%	>	$640,632	> 10.50%		N/A	N/A
Lakeland	745,276	12.22%		640,416	10.50%	>	$609,920	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$623,644	10.22%	>	$518,607	> 8.50%		N/A	N/A
Lakeland	672,832	11.03%		518,432	8.50%	>	$487,936	> 8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$593,644	9.73%	>	$427,088	> 7.00%		N/A	N/A
Lakeland	672,832	11.03%		426,944	7.00%	>	$396,448	> 6.50%
Tier 1 capital (to average assets)
Company	$623,644	8.37%	>	$298,096	> 4.00%		N/A	N/A
Lakeland	672,832	9.04%		297,748	4.00%	>	$372,185	> 5.00%

Note 22 - Goodwill and Other Intangible Assets
The Company reported goodwill of $156.3 million at December 31, 2021 and 2020. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the year ended December 31, 2021, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the years ended December 31, 2021 and 2020.

Table of Content
Core deposit intangible was $2.4 million on December 31, 2021 compared to $3.3 million on December 31, 2020. In 2021, 2020 and 2019, amortization of core deposit intangible totaled $868,000, $1.0 million and $1.2 million, respectively. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows:

(in thousands)
2022	$711
2023	554
2024	425
2025	317
2026	210
Note 23 - Subsequent Event (Unaudited)
1st Constitution Bancorp
On January 6, 2022, the Company completed its acquisition of 1st Constitution Bancorp ("1st Constitution"), a bank holding company headquartered in Cranbury, New Jersey. 1st Constitution was the parent of 1st Constitution Bank, which operated 25 branches in Bergen, Mercer, Middlesex, Monmouth, Ocean and Somerset Counties in New Jersey. This acquisition enabled the Company to broaden its presence in those counties. Effective as of the close of business on January 6, 2022, 1st Constitution merged into the Company and 1st Constitution Bank merged into Lakeland. Pursuant to the merger agreement, the shareholders of 1st Constitution received for each outstanding share of 1st Constitution common stock that they owned at the effective time of the merger, 1.3577 shares of Lakeland Bancorp, Inc. common stock. The Company issued 14,020,495 shares of its common stock in the merger. Outstanding 1st Constitution options were paid out in cash at the difference between $25.55 and an average strike price of $15.95 for a total cash payment of $559,000. Given the close proximity between the transaction closing date and the Company’s Annual Report on Form 10-K, the preliminary purchase price allocation has not yet been completed. Management expects to complete the initial accounting for 1st Constitution, including the purchase price allocation, later in the first quarter of 2022. As a result, the estimated fair values of the assets acquired and liabilities assumed, the valuation techniques and inputs used to measure and develop the fair values and any goodwill recorded will be disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022. Full system integration was completed in February 2022 and three 1st Constitution Bank and one Lakeland Bank branches were closed.
Note 24 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets

	December 31,
(in thousands)	2021	2020
Assets
Cash and due from banks	$40,228	$28,366
Investment in subsidiaries	954,506	843,711
Other assets	12,639	11,274
Total Assets	$1,007,373	$883,351
Liabilities and Stockholders’ Equity
Other liabilities	$1,316	$1,310
Subordinated debentures	179,043	118,257
Total stockholders’ equity	827,014	763,784
Total Liabilities and Stockholders’ Equity	$1,007,373	$883,351

Table of Content
Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income
Dividends from subsidiaries	$50,648	$29,961	$36,905
Other income (loss)	34	(486)	408
Total Income	50,682	29,475	37,313
Expense
Interest on subordinated debentures	5,419	5,968	5,983
Noninterest expenses	1,498	549	464
Total Expense	6,917	6,517	6,447
Income before benefit for income taxes	43,765	22,958	30,866
Income taxes benefit	(1,445)	(1,645)	(1,646)
Income before equity in undistributed income of subsidiaries	45,210	24,603	32,512
Equity in undistributed income of subsidiaries	49,831	32,915	38,160
Net Income Available to Common Shareholders	$95,041	$57,518	$70,672

Table of Content
Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$95,041	$57,518	$70,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of equity securities	—	(149)	—
Amortization of subordinated debt costs	547	37	36
Benefit for credit losses	—	(12)	—
Long-term debt extinguishment costs	831	—	—
Change in fair value of equity securities	—	786	(197)
Excess tax (deficiency) benefits	(89)	(132)	189
Increase in other assets	(1,443)	(1,462)	(1,873)
Increase in other liabilities	149	25	121
Equity in undistributed income of subsidiaries	(49,831)	(32,915)	(38,160)
Net Cash Provided by Operating Activities	45,205	23,696	30,788
Cash Flows from Investing Activities
Purchases of equity securities	—	(49)	(82)
Proceeds from maturity of held to maturity securities	—	1,000	—
Proceeds from sale of equity securities	—	1,148	1,287
Net cash received from business acquisition	—	—	24
Contribution to subsidiary	(65,000)	—	—
Net Cash (Used in) Provided by Investing Activities	(65,000)	2,099	1,229
Cash Flows from Financing Activities
Cash dividends paid on common stock	(27,119)	(25,457)	(24,919)
Proceeds from issuance of common stock, net	—	—	—
Proceeds from issuance of subordinated debt, net	147,738	—	—
Redemption of subordinated debentures, net	(88,330)	—	—
Purchase of treasury stock	—	(1,452)	—
Retirement of restricted stock	(651)	(501)	(715)
Exercise of stock options	19	—	313
Net Cash Provided by (Used in) Financing Activities	31,657	(27,410)	(25,321)
Net increase (decrease) in cash and cash equivalents	11,862	(1,615)	6,696
Cash and cash equivalents, beginning of year	28,366	29,981	23,285
Cash and Cash Equivalents, End of Year	$40,228	$28,366	$29,981

Table of Content
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
    Based on their evaluation as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2021, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2021. Their report, dated February 28, 2022, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
    There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 28, 2022

Table of Content
ITEM 9B – Other Information.
None.
ITEM 9C – Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders.
ITEM 11 - Executive Compensation.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2018 Omnibus Equity Incentive Plan as of December 31, 2021. This plan was the Company’s only equity compensation plans in existence as of December 31, 2021.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	607,377	$—	1,247,587
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	607,377	$—	1,247,587
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders.
ITEM 14 - Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID is 185.
The Company required by this Item 14 is incorporated by reference from the "Audit Matters" section of the 2022 Proxy Statement.

Table of Content
PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

    (i)    Consolidated Balance Sheets as of December 31, 2021 and 2020.
(ii)    Consolidated Statements of Income for each of the three years in the period ended December 31, 2021.
(iii)    Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021.
(iv)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2021.
(v)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021.
    (vi)    Notes to Consolidated Financial Statements.
    (vii)    Report of Independent Registered Public Accounting Firm.

(a) 2.    Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3.    Exhibits

2.1
Agreement and Plan of Merger, dated as of July 11, 2021, by and between Lakeland Bancorp, Inc. and 1st Constitution Bancorp is incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on July 12, 2021.

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
4.4
Indenture, dated as of September 15, 2021, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 15, 2021.

4.5
First Supplemental Indenture, dated as of September 15, 2021, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 15, 2021.

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

Table of Content

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

Table of Content

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

10.24+
Amendatory Agreement, dated January 6, 2022, to the Change in Control Agreement by and among Lakeland Bancorp, Inc., and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 6, 2022.

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

LAKELAND BANCORP, INC.

Dated:	February 28, 2022	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Bruce D. Bohuny*	Director	February 28, 2022
Bruce D. Bohuny
/s/ Mary Ann Deacon*	Chairman	February 28, 2022
Mary Ann Deacon
/s/ Brian M. Flynn*	Director	February 28, 2022
Brian M. Flynn
/s/ Mark J. Fredericks*	Director	February 28, 2022
Mark J. Fredericks
/s/ Brian Gragnolati*	Director	February 28, 2022
Brian Gragnolati
/s/ James E. Hanson II*	Director	February 28, 2022
James E. Hanson II
/s/ Janeth C. Hendershot*	Director	February 28, 2022
Janeth C. Hendershot
/s/ Lawrence R. Inserra, Jr.*	Director	February 28, 2022
Lawrence R. Inserra, Jr.
/s/ Robert F. Mangano*	Director	February 28, 2022
Robert F. Mangano
/s/ Robert E. McCracken*	Director	February 28, 2022
Robert E. McCracken
/s/ Robert B. Nicholson, III*	Director	February 28, 2022
Robert B. Nicholson, III

Table of Content

Signature	Capacity	Date
/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Thomas J. Shara
/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
Thomas Splaine

*By:	/s/ Thomas J. Shara	February 28, 2022
Thomas J. Shara Attorney-in-Fact