Form 10-Q
period 2022-03-31
LAKELAND BANCORP INC
filed 2022-05-09
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of May 3, 2022, there were 64,779,728 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(dollars in thousands)	(unaudited)
Assets
Cash	$384,490	$199,158
Interest-bearing deposits due from banks	37,179	29,372
Total cash and cash equivalents	421,669	228,530
Investment securities available for sale, at fair value (allowance for credit losses of $1,267 at March 31, 2022 and $83 at December 31, 2021)	1,170,938	769,956
Investment securities held to maturity (fair value of $859,928 at March 31, 2022 and $815,211 at December 31, 2021 and allowance for credit losses of $199 at March 31, 2022 and $181 at December 31, 2021)	940,786	824,956
Equity securities, at fair value	16,915	17,368
Federal Home Loan Bank and other membership bank stock, at cost	10,415	9,049
Loans held for sale	1,906	1,943
Loans, net of deferred fees	7,137,793	5,976,148
Less: Allowance for credit losses	67,112	58,047
Total loans, net	7,070,681	5,918,101
Premises and equipment, net	58,591	45,916
Operating lease right-of-use assets	27,281	15,222
Accrued interest receivable	24,999	19,209
Goodwill	271,829	156,277
Other intangible assets	10,842	2,420
Bank owned life insurance	155,700	117,356
Other assets	92,681	71,753
Total Assets	$10,275,233	$8,198,056
Liabilities and Stockholders' Equity
Liabilities
Deposits	8,748,909	6,965,823
Federal funds purchased and securities sold under agreements to repurchase	102,911	106,453
Other borrowings	25,000	25,000
Subordinated debentures	193,904	179,043
Operating lease liabilities	28,694	16,523
Other liabilities	86,533	78,200
Total Liabilities	9,185,951	7,371,042
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 64,910,643 shares and outstanding 64,779,608 shares at March 31, 2022 and issued 50,737,400 shares and outstanding 50,606,365 shares at December 31, 2021	852,110	565,862
Retained earnings	266,460	259,340
Treasury shares, at cost, 131,035 shares at March 31, 2022 and December 31, 2021	(1,452)	(1,452)
Accumulated other comprehensive income	(27,836)	3,264
Total Stockholders' Equity	1,089,282	827,014
Total Liabilities and Stockholders' Equity	$10,275,233	$8,198,056
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Interest Income
Loans and fees	$67,809	$58,778
Federal funds sold and interest-bearing deposits with banks	182	37
Taxable investment securities and other	6,709	3,981
Tax-exempt investment securities	1,302	612
Total Interest Income	76,002	63,408
Interest Expense
Deposits	4,039	5,124
Federal funds purchased and securities sold under agreements to repurchase	20	23
Other borrowings	1,555	1,533
Total Interest Expense	5,614	6,680
Net Interest Income	70,388	56,728
Provision (benefit) for credit losses	6,272	(2,642)
Net Interest Income after Provision (Benefit) for Credit Losses	64,116	59,370
Noninterest Income
Service charges on deposit accounts	2,626	2,296
Commissions and fees	2,106	1,598
Income on bank owned life insurance	830	634
Loss on equity securities	(485)	(144)
Gains on sales of loans held for sale	1,426	708
Swap income	—	562
Other income	277	105
Total Noninterest Income	6,780	5,759
Noninterest Expense
Compensation and employee benefits	27,679	20,518
Premises and equipment	7,972	6,318
FDIC insurance expense	672	711
Data processing expense	1,670	1,255
Merger related expenses	4,585	—
Other expenses	7,381	5,101
Total Noninterest Expense	49,959	33,903
Income before provision for income taxes	20,937	31,226
Provision for income taxes	5,008	8,051
Net Income	$15,929	$23,175
Per Share of Common Stock
Basic earnings	$0.25	$0.45
Diluted earnings	$0.25	$0.45
Dividends paid	$0.135	$0.125
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021

Net Income	$15,929	$23,175
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale	(30,965)	(13,135)
Amortization of gain on debt securities reclassified to held to maturity	(135)	—
Unrealized gains on derivatives	—	47
Other comprehensive loss	(31,100)	(13,088)
Total Comprehensive (Loss) Income	$(15,171)	$10,087
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	23,175	—	—	23,175
Other comprehensive loss, net of tax	—	—	—	(13,088)	(13,088)
Stock based compensation	1,206	—	—	—	1,206
Retirement of restricted stock	(656)	—	—	—	(656)
Exercise of stock options	13	—	—	—	13
Cash dividends on common stock of $0.125 per share	—	(6,369)	—	—	(6,369)
March 31, 2021	562,984	208,224	(1,452)	(1,691)	768,065

January 1, 2022	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	15,929	—	—	15,929
Other comprehensive loss, net of tax	—	—	—	(31,100)	(31,100)
Issuance of stock for 1st Constitution acquisition	285,742	—	—	—	285,742
Stock based compensation	1,439	—	—	—	1,439
Retirement of restricted stock	(933)	—	—	—	(933)
Cash dividends on common stock of $0.135 per share	—	(8,809)	—	—	(8,809)
March 31, 2022	$852,110	$266,460	$(1,452)	$(27,836)	$1,089,282
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$15,929	$23,175
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,271	(1,497)
Depreciation and amortization	1,665	1,040
Amortization of intangible assets	596	226
Amortization of operating lease right-of-use assets	1,021	682
Provision (benefit) for credit losses	6,272	(2,642)
Loans originated for sale	(25,379)	(16,905)
Proceeds from sales of loans held for sale	31,462	17,718
Loss on equity securities	485	144
Income on bank owned life insurance	(777)	(634)
Gains on proceeds from bank owned life insurance policies	(53)	—
Gains on sales of loans held for sale	(1,426)	(708)
Gains on other real estate and other repossessed assets	(8)	—
Loss on sales of premises and equipment	3	—
Stock-based compensation	1,439	1,206
Excess tax deficiencies (benefits)	79	(88)
(Increase) decrease in other assets	(1,860)	26,971
Decrease in other liabilities	(1,379)	(18,687)
Net Cash Provided by Operating Activities	29,340	30,001
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	326,236	—
Proceeds from repayments and maturities of available for sale securities	41,454	55,314
Proceeds from repayments and maturities of held to maturity securities	42,432	9,561
Purchase of available for sale securities	(269,070)	(188,321)
Purchase of held to maturity securities	(35,648)	(3,968)
Purchase of equity securities	(32)	(40)
Death benefit proceeds from bank owned life insurance policy	95	—
Proceeds from redemptions of Federal Home Loan Bank stock	—	11,251
Purchases of Federal Home Loan Bank stock	(119)	(10,044)
Net increase in loans	(60,109)	(94,975)
Proceeds from sales of loans previously held for investment	—	10,078
Proceeds from sales of other real estate and repossessed assets	8	—
Proceeds from dispositions and sales of premises and equipment	123	—
Purchases of premises and equipment	(944)	(1,714)
Net Cash Provided by (Used in) Investing Activities	44,426	(212,858)
Cash Flows from Financing Activities:
Net increase in deposits	132,657	179,458
Decrease in federal funds purchased and securities sold under agreements to repurchase	(3,542)	(57,561)
Exercise of stock options	—	13
Retirement of restricted stock	(933)	(656)
Dividends paid	(8,809)	(6,369)
Net Cash Provided by Financing Activities	119,373	114,885
Net increase (decrease) in cash and cash equivalents	193,139	(67,972)
Cash and cash equivalents, beginning of period	228,530	270,090
Cash and cash equivalents, end of period	$421,669	$202,118

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$5,619	$9,035
Cash paid during the period for interest	6,969	8,273
Transfer of loans to loans held for sale	—	10,078
Right-of-use assets obtained in exchange for new lease liabilities	89	109
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,247	—
Investment securities available for sale	217,774	—
Investment securities held to maturity	124,485	—
Loans held for sale	4,620	—
Loans	1,095,266	—
Fixed Assets	13,748	—
Operating lease right-of-use assets	12,991	—
Goodwill and other intangible assets, net	124,570	—
Bank owned life insurance	37,580	—
Other assets	8,820	—
Total non-cash assets acquired	1,641,101	—
Liabilities assumed:
Deposits	1,650,613	—
Subordinated debt	14,734	—
Operating lease liabilities	12,991	—
Other liabilities	3,257	—
Total liabilities assumed	1,681,595	—
Common stock issued	$285,742	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2022 do not necessarily indicate the results that the Company will achieve for all of 2022.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
Note 2 – Acquisitions
On January 6, 2022, the Company completed its acquisition of 1st Constitution Bancorp ("1st Constitution"), a bank holding company headquartered in Cranbury, New Jersey. 1st Constitution was the parent of 1st Constitution Bank, which operated 25 branches in Bergen, Mercer, Middlesex, Monmouth, Ocean and Somerset Counties in New Jersey. This acquisition enabled the Company to establish a presence in Mercer, Middlesex and Monmouth Counties and broaden its presence in the other counties. Effective as of the close of business on January 6, 2022, 1st Constitution merged into the Company and 1st Constitution Bank merged into Lakeland. Pursuant to the merger agreement, the shareholders of 1st Constitution received for each outstanding share of 1st Constitution common stock that they owned at the effective time of the merger, 1.3577 shares of Lakeland Bancorp, Inc. common stock. The Company issued 14,020,495 shares of its common stock in the merger. Outstanding 1st Constitution stock options were paid out in cash at the difference between $25.55 and an average strike price of $15.95 for a total cash payment of $559,000.
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. 1st Constitution's assets were recorded at their preliminary estimated fair values as of January 6, 2022 and 1st Constitution's results of operations have been included in the Company's Consolidated Statements of Income from that date forward.
The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition, including the use of a third-party valuation specialist. The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values. The Goodwill is not deductible for tax purposes.

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for 1st Constitution.

(in thousands)
Assets acquired:
Cash and cash equivalents	$326,236
Investment securities available for sale	217,774
Investment securities held to maturity	124,485
Federal Home Loan Bank stock	1,247
Loans held for sale	4,620
Loans	1,095,266
Premises and equipment	13,748
Right-of-use assets, operating lease	12,991
Goodwill	115,552
Other intangible assets	9,018
Bank owned life insurance	37,580
Accrued interest receivable and other assets	8,820
Total assets acquired	1,967,337
Liabilities assumed:
Deposits	(1,650,613)
Subordinated debt	(14,734)
Operating lease liabilities	(12,991)
Other liabilities	(3,257)
Total liabilities assumed	(1,681,595)
Net assets acquired	$285,742
Loans acquired in the 1st Constitution acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310. There was no carryover related allowance for loan losses. The fair values of loans acquired from 1st Constitution were estimated using the discounted cash flow method based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value based on the relative risk of the cash flows, taking into account the loan type, liquidity risk, maturity of the loans, servicing costs, and a required return on capital; the monthly principal and interest cash flows were discounted to present value and summed to arrive at the calculated value of loans.
For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into pools based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The loans were valued at the sub-pool level and were pooled at the summary level based on loan type. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these market rates was used as the fair value interest rate that a market participant would utilize.
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated ("PCD") loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Additionally for PCD loans, an allowance for loan losses was calculated using management's best estimate of projected losses over the remaining life of the loans, in accordance with ASC 326-20. This represents the portion of loan balances that has been deemed uncollectible based on the Company's expectation of future cash flows for the PCD loans. For loans that were put in collection status immediately, Management made a best estimate of the loan's fair value based on analysis of the credit and our lien position. For all other loans, the fair value was determined using discounted cash flows as described above for non-PCD loans.

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired (in thousands):

Gross amortized cost basis at January 6, 2022	$1,110,600
Interest rate fair value adjustment on all loans	3,057
Credit fair value adjustment on non-PCD loans	(6,314)
Fair value of acquired loans at January 6, 2022	1,107,343
Allowance for credit losses on PCD loans	(12,077)
Fair value of acquired loans, net, as of January 6 2022	$1,095,266
The following is a summary of the PCD loans acquired in the 1st Constitution acquisition as of the closing date.

(in thousands)	PCD Loans
Gross amortized cost basis at January 6, 2022	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    The Company acquired 25 branches through the 1st Constitution merger, seven of which were owned premises. The fair value of the properties acquired was derived by valuations prepared by an independent third party using the sales comparison approach to value the property as improved.
As part of the 1st Constitution acquisition, the Company added 17 lease obligations. The Company recorded a $13.0 million right of use asset and lease liability for these lease obligations.
The core deposit intangible totaled $9.0 million and is being amortized over its estimated useful life of approximately ten years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposit represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the acquisition were expensed as incurred. The Company incurred $4.6 million merger-related expenses during the first quarter of 2022 which have been separately stated in the Company's Consolidated Statements of Income. There were no merger-related expenses in the first quarter of 2021.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former 1st Constitution operations included in the Consolidated Statements of Income from the date of the acquisition (January 6, 2022) through March 31, 2022. In addition the table provides condensed pro forma financial information assuming that the 1st Constitution acquisition had been completed as of January 1, 2022 for the quarters ended March 31, 2021 and 2022. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. The pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of 1st Constitution's operations. The pro forma information reflects adjustments related to certain purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects.

(in thousands)	1st Constitution Actual from acquisition to March 31, 2022	Pro forma Quarter ended March 31, 2022	Pro forma Quarter ended March 31, 2021
Net interest income	$11,406	$72,794	$71,689
Provision (benefit) for credit losses	37	6,272	(1,242)
Noninterest income	2,108	6,478	9,837
Noninterest expense	7,730	48,407	45,306
Net income	4,352	18,713	27,671
Earnings per share:
Fully diluted	$0.07	$0.29	$0.43
Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income available to common shareholders	$15,929	$23,175
Less: earnings allocated to participating securities	164	216
Net income allocated to common shareholders	$15,765	$22,959
Weighted average number of common shares outstanding - basic	63,961	50,576
Share-based plans	277	204
Weighted average number of common shares outstanding - diluted	64,238	50,780
Basic earnings per share	$0.25	$0.45
Diluted earnings per share	$0.25	$0.45
There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2022 and 2021.
Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$397,100	$131	$(13,516)	$—	$383,715
Mortgage-backed securities, residential	377,454	59	(16,817)	—	360,696
Collateralized mortgage obligations, residential	196,369	80	(6,659)	—	189,790
Mortgage-backed securities, multifamily	1,809	—	(206)	—	1,603
Collateralized mortgage obligations, multifamily	56,101	31	(1,901)	—	54,231
Asset-backed securities	63,685	9	(738)	—	62,956
Obligations of states and political subdivisions	24,069	1	(590)	(2)	23,478
Corporate bonds	96,232	227	(725)	(1,265)	94,469
Total	$1,212,819	$538	$(41,152)	$(1,267)	$1,170,938

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$202,961	$1,215	$(789)	$—	$203,387
Mortgage-backed securities, residential	238,456	1,250	(1,731)	—	237,975
Collateralized mortgage obligations, residential	191,086	1,693	(1,488)	—	191,291
Mortgage-backed securities, multifamily	1,816	—	(75)	—	1,741
Collateralized mortgage obligations, multifamily	32,254	511	(246)	—	32,519
Asset-backed securities	52,518	153	(87)	—	52,584
Corporate bonds	49,598	959	(15)	(83)	50,459
Total	$768,689	$5,781	$(4,431)	$(83)	$769,956
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$21,795	$52	$(248)	$—	$21,599
Mortgage-backed securities, residential	367,084	71	(27,444)	—	339,711
Collateralized mortgage obligations, residential	14,433	—	(1,116)	—	13,317
Mortgage-backed securities, multifamily	4,270	—	(204)	—	4,066
Obligations of states and political subdivisions	530,403	24	(51,898)	(49)	478,480
Corporate bonds	3,000	—	(95)	(150)	2,755
Total	$940,985	$147	$(81,005)	$(199)	$859,928

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$18,672	$293	$—	$—	$18,965
Mortgage-backed securities, residential	370,247	718	(5,989)	—	364,976
Collateralized mortgage obligations, residential	13,921	168	—	—	14,089
Mortgage-backed securities, multifamily	2,710	26	(2)	—	2,734
Obligations of states and political subdivisions	416,587	810	(5,800)	(21)	411,576
Corporate bonds	3,000	31	—	(160)	2,871
Total	$825,137	$2,046	$(11,791)	$(181)	$815,211
During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The reclassification for the period ended September 30, 2021 was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income on the consolidated balance sheets. Subsequent amortization will be recognized over the life of the securities. The Company recorded net amortization of $135,000 during the first quarter of 2022.

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of March 31, 2022. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,807	$22,778	$63,878	$63,754
Due after one year through five years	264,511	256,516	35,136	34,352
Due after five years through ten years	155,023	149,933	64,103	59,765
Due after ten years	75,060	72,435	392,081	344,963
	517,401	501,662	555,198	502,834
Mortgage-backed and asset-backed securities	695,418	669,276	385,787	357,094
Total	$1,212,819	$1,170,938	$940,985	$859,928
For the three months ended March 31, 2022 and 2021, there were no sales of available for sale securities. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.08 billion and $1.04 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

March 31, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$329,916	$12,391	$18,066	$1,125	58	$347,982	$13,516
Mortgage-backed securities, residential	341,088	15,974	12,992	843	110	354,080	16,817
Collateralized mortgage obligations, residential	158,210	6,557	4,645	102	78	162,855	6,659
Mortgage-backed securities, multifamily	—	—	1,603	206	1	1,603	206
Collateralized mortgage obligations, multifamily	41,205	1,832	797	69	16	42,002	1,901
Asset-backed securities	56,624	738	—	—	14	56,624	738
Obligations of states and political subdivisions	21,427	590	—	—	46	21,427	590
Corporate bonds	58,365	612	2,887	113	29	61,252	725
Total	$1,006,835	$38,694	$40,990	$2,458	$352	$1,047,825	$41,152
Held to Maturity
U.S. government agencies	$10,000	$248	$—	$—	3	$10,000	$248
Mortgage-backed securities, residential	$329,605	$26,834	$5,021	610	162	$334,626	$27,444
Collateralized mortgage obligations, residential	13,317	1,116	—	—	12	13,317	1,116
Mortgage-backed securities, multifamily	4,066	204	—	—	3	4,066	204
Obligations of states and political subdivisions	462,388	51,898	—	—	373	462,388	51,898
Corporate bonds	2,905	95	—	—	1	2,905	95
Total	$822,281	$80,395	$5,021	$610	554	$827,302	$81,005

December 31, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$76,106	$322	$14,670	$467	15	$90,776	$789
Mortgage-backed securities, residential	176,990	1,465	14,582	266	45	191,572	1,731
Collateralized mortgage obligations, residential	86,749	1,429	5,000	59	18	91,749	1,488
Mortgage-backed securities, multifamily	—	—	1,741	75	1	1,741	75
Collateralized mortgage obligations, multifamily	9,083	210	1,072	36	4	10,155	246
Asset-backed securities	14,688	87	—	—	3	14,688	87
Corporate bonds	15,325	(5)	980	20	8	16,305	15
Total	$378,941	$3,508	$38,045	$923	94	$416,986	$4,431
Held to Maturity
Mortgage-backed securities, residential	$340,474	$5,882	$2,376	$107	96	$342,850	$5,989
Collateralized mortgage obligations, multifamily	2,051	2	—	—	1	2,051	2
Obligations of states and political subdivisions	307,827	5,800	—	—	239	307,827	5,800
Total	$650,352	$11,684	$2,376	$107	336	$652,728	$11,791
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
The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation and U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.
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

The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

March 31, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$21,795	$—	$—	$—	$—	$21,795
Mortgage-backed securities, residential	367,084	—	—	—	—	367,084
Collateralized mortgage obligations, residential	14,433	—	—	—	—	14,433
Mortgage-backed securities, multifamily	4,270	—	—	—	—	4,270
Obligations of states and political subdivisions	166,385	319,005	1,056	—	43,957	530,403
Corporate bonds	—	—	—	3,000	—	3,000
Total	$573,967	$319,005	$1,056	$3,000	$43,957	$940,985

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$18,672	$—	$—	$—	$—	$18,672
Mortgage-backed securities, residential	370,247	—	—	—	—	370,247
Collateralized mortgage obligations, residential	13,921	—	—	—	—	13,921
Mortgage-backed securities, multifamily	2,710	—	—	—	—	2,710
Obligations of states and political subdivisions	143,777	270,909	1,068	—	833	416,587
Corporate bonds	—	—	—	3,000	—	3,000
Total	$549,327	$270,909	$1,068	$3,000	$833	$825,137
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $16.9 million and $17.4 million at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, the Company recorded no sales of equity securities or Community Reinvestment funds. The Company recorded fair value losses on equity securities of $485,000 and $144,000 for the first quarter of 2022 and 2021, respectively. Fair value gain or loss on equity securities are recorded in noninterest income.
As of March 31, 2022, the Company's investments in Community Reinvestment funds include $6.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2022, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also include $10.1 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of March 31, 2022. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2022	December 31, 2021
Non-owner occupied commercial	$2,639,784	$2,316,284
Owner occupied commercial	1,122,754	908,449
Multifamily	1,104,206	972,233
Non-owner occupied residential	225,795	177,097
Commercial, industrial and other	657,396	462,406
Construction	404,186	302,228
Equipment finance	123,943	123,212
Residential mortgage	564,042	438,710
Home equity and consumer	295,687	275,529
Total	$7,137,793	$5,976,148
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $17.1 million at March 31, 2022 and $13.9 million at December 31, 2021. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $4.1 million at March 31, 2022 and $5.8 million at December 31, 2021.
At March 31, 2022 and December 31, 2021, Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $36.8 million and $56.6 million, respectively and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $3.0 million and $184,000, at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had $2.69 billion and $2.30 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB").
The Company transferred approximately $10.1 million of commercial and residential mortgage loans from the loan portfolio to loans held for sale during the three months ended March 31, 2021 and subsequently sold these loans. Excluding the loan transfers, there were no other sales of loans from the held for investment portfolio during the three months ended March 31, 2022 and 2021.
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
The following table presents the risk category of loans by class of loan and vintage as of March 31, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$134,552	$395,622	$557,085	$307,522	$206,280	$790,696	$20,267	—	$2,412,024
Watch	—	—	8,465	19,248	20,887	54,013	230	—	102,843
Special mention	—	—	456	—	5,712	50,199	1,037	—	57,404
Substandard	—	—	431	15,543	2,656	48,883	—	—	67,513
Total	134,552	395,622	566,437	342,313	235,535	943,791	21,534	—	2,639,784
Owner occupied commercial
Pass	23,803	228,057	161,113	105,987	84,816	360,280	13,101	—	977,157
Watch	—	—	9,507	7,202	2,870	30,493	—	—	50,072
Special mention	—	—	9,697	24,095	3,147	19,425	—	—	56,364
Substandard	—	—	2,341	—	7,029	29,791	—	—	39,161
Total	23,803	228,057	182,658	137,284	97,862	439,989	13,101	—	1,122,754
Multifamily
Pass	68,898	227,863	279,619	79,981	110,943	300,178	1,682	933	1,070,097
Watch	—	9	—	—	1,314	5,585	—	—	6,908
Special mention	—	—	2,458	—	—	14,346	—	—	16,804
Substandard	—	—	—	5,486	—	4,810	101	—	10,397
Total	68,898	227,872	282,077	85,467	112,257	324,919	1,783	933	1,104,206
Non-owner occupied residential
Pass	6,241	31,936	23,161	27,100	17,928	81,630	9,471	298	197,765
Watch	—	—	2,548	2,058	3,746	7,826	125	—	16,303
Special mention	—	—	—	633	833	6,439	—	—	7,905
Substandard	—	—	501	510	611	2,150	50	—	3,822
Total	6,241	31,936	26,210	30,301	23,118	98,045	9,646	298	225,795
Commercial, industrial and other
Pass	2,241	89,641	26,661	69,721	15,211	44,946	365,030	521	613,972
Watch	—	881	7,584	397	—	1,471	11,663	57	22,053
Special mention	—	41	—	2,873	51	2,702	910	250	6,827
Substandard	—	96	130	849	5,950	1,775	5,744	—	14,544
Total	2,241	90,659	34,375	73,840	21,212	50,894	383,347	828	657,396
Construction
Pass	8,790	164,791	112,923	39,336	10,107	27,329	5,673	—	368,949
Watch	9	—	—	912	13,682	1,846	287	—	16,736
Special mention	251	—	—	3,095	—	—	—	—	3,346
Substandard	—	—	—	219	—	14,936	—	—	15,155
Total	9,050	164,791	112,923	43,562	23,789	44,111	5,960	—	404,186
Equipment finance
Pass	13,607	46,564	27,809	24,631	8,517	2,756	—	—	123,884
Substandard	—	—	—	31	21	7	—	—	59
Total	13,607	46,564	27,809	24,662	8,538	2,763	—	—	123,943
Residential mortgage
Pass	81,735	177,323	115,332	37,799	23,626	126,161	—	—	561,976
Substandard	—	—	—	571	123	1,372	—	—	2,066
Total	81,735	177,323	115,332	38,370	23,749	127,533	—	—	564,042

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Consumer
Pass	15,451	33,877	10,010	5,134	4,175	27,423	198,168	68	294,306
Substandard	30	—	—	—	—	697	654	—	1,381
Total	15,481	33,877	10,010	5,134	4,175	28,120	198,822	68	295,687
Total loans	$355,608	$1,396,701	$1,357,831	$780,933	$550,235	$2,060,165	$634,193	$2,127	$7,137,793
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2021.

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$363,459	$516,131	$295,944	$189,592	$195,733	$562,338	$18,795	—	$2,141,992
Watch	—	—	25,292	14,660	4,641	47,011	130	—	91,734
Special mention	—	458	—	5,749	14,639	6,602	—	—	27,448
Substandard	119	431	332	2,656	8,000	43,572	—	—	55,110
Total	363,578	517,020	321,568	212,657	223,013	659,523	18,925	—	2,316,284
Owner occupied commercial
Pass	209,515	133,292	83,395	54,019	48,850	252,001	8,343	108	789,523
Watch	—	5,757	2,134	900	280	24,873	—	—	33,944
Special mention	—	9,694	21,837	12,632	95	17,851	—	—	62,109
Substandard	5	—	—	2,597	1,299	18,972	—	—	22,873
Total	209,520	148,743	107,366	70,148	50,524	313,697	8,343	108	908,449
Multifamily
Pass	225,060	255,016	72,438	71,366	73,122	207,509	18,161	1,281	923,953
Watch	—	966	—	13,709	854	6,497	—	—	22,026
Special mention	—	2,470	—	—	8,944	2,948	—	—	14,362
Substandard	—	—	5,485	1,321	—	4,987	99	—	11,892
Total	225,060	258,452	77,923	86,396	82,920	221,941	18,260	1,281	972,233
Non-owner occupied residential
Pass	28,476	18,527	16,928	15,695	18,048	51,194	7,288	—	156,156
Watch	—	—	—	—	651	5,057	—	—	5,708
Special mention	—	—	523	837	1,205	284	515	—	3,364
Substandard	—	3,062	510	4,797	988	2,512	—	—	11,869
Total	28,476	21,589	17,961	21,329	20,892	59,047	7,803	—	177,097
Commercial, industrial and other
Pass	100,921	23,940	65,225	11,636	3,808	37,479	191,293	872	435,174
Watch	939	461	446	—	1,378	173	5,056	—	8,453
Special mention	—	—	—	—	1,896	443	1,365	—	3,704
Substandard	101	7,352	—	1,276	496	422	5,428	—	15,075
Total	101,961	31,753	65,671	12,912	7,578	38,517	203,142	872	462,406
Construction
Pass	108,585	84,993	40,847	30,125	23,578	3,654	—	—	291,782
Special mention	—	—	—	—	10,446	—	—	—	10,446
Total	108,585	84,993	40,847	30,125	34,024	3,654	—	—	302,228
Equipment finance
Pass	50,482	30,486	27,626	10,238	3,128	803	—	—	122,763
Substandard	—	—	216	177	56	—	—	—	449
Total	50,482	30,486	27,842	10,415	3,184	803	—	—	123,212
Residential mortgage
Pass	171,442	112,680	27,228	20,784	9,103	96,510	—	—	437,747
Substandard	12	—	—	123	694	134	—	—	963
Total	171,454	112,680	27,228	20,907	9,797	96,644	—	—	438,710

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Consumer
Pass	35,283	10,476	5,358	4,561	3,260	24,888	190,481	34	274,341
Substandard	32	—	—	—	—	630	526	—	1,188
Total	35,315	10,476	5,358	4,561	3,260	25,518	191,007	34	275,529
Total loans	$1,294,431	$1,216,192	$691,764	$469,450	$435,192	$1,419,344	$447,480	$2,295	$5,976,148

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

March 31, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,633,793	$510	$—	$5,481	$5,991	$2,639,784
Owner occupied commercial	1,118,754	1,590	—	2,410	4,000	1,122,754
Multifamily	1,104,206	—	—	—	—	1,104,206
Non-owner occupied residential	222,461	788	116	2,430	3,334	225,795
Commercial, industrial and other	651,958	102	4,774	562	5,438	657,396
Construction	403,966	—	—	220	220	404,186
Equipment finance	123,727	124	44	48	216	123,943
Residential mortgage	560,615	1,706	—	1,721	3,427	564,042
Consumer	294,363	734	160	430	1,324	295,687
Total	$7,113,843	$5,554	$5,094	$13,302	$23,950	$7,137,793

December 31, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,312,557	$—	$718	$3,009	$3,727	$2,316,284
Owner occupied commercial	905,751	20	—	2,678	2,698	908,449
Multifamily	972,233	—	—	—	—	972,233
Non-owner occupied residential	174,245	—	136	2,716	2,852	177,097
Commercial, industrial and other	461,659	154	—	593	747	462,406
Construction	302,228	—	—	—	—	302,228
Equipment finance	122,923	211	41	37	289	123,212
Residential mortgage	437,574	255	64	817	1,136	438,710
Consumer	274,426	705	135	263	1,103	275,529
Total	$5,963,596	$1,345	$1,094	$10,113	$12,552	$5,976,148

The following tables present information on non-accrual loans at March 31, 2022 and December 31, 2021:

March 31, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$5,482	$—	$—	$2,624
Owner occupied commercial	2,626	—	—	2,392
Non-owner occupied residential	2,430	—	—	2,145
Commercial, industrial and other	6,098	—	—	701
Construction	220	—	—	—
Equipment finance	51	—	—	—
Residential mortgage	1,935	—	—	—
Consumer	898	—	—	—
Total	$19,740	$—	$—	$7,862

December 31, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$3,009	$—	$—	$2,624
Owner occupied commercial	2,810	—	—	2,398
Non-owner occupied residential	2,852	—	—	2,567
Commercial, industrial and other	6,763	—	—	1,122
Equipment finance	43	—	—	—
Residential mortgage	817	—	—	694
Consumer	687	—	1	—
Total	$16,981	$—	$1	$9,405
At March 31, 2022, there were no loans that were past due more than 89 days and still accruing and at December 31, 2021, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing. The Company had $2.1 million and $930,000 in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at March 31, 2022 and December 31, 2021, respectively.
Purchased Credit Deteriorated Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At March 31, 2022, PCD loans acquired from 1st Constitution totaled $112.9 million.
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

The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. The Consolidated Appropriations Act, 2021 (the "CAA"), which was signed into law on December 27, 2020, extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
At March 31, 2022 and December 31, 2021, TDRs totaled $3.4 million and $3.5 million, respectively. Accruing TDRs totaled $3.3 million and non-accrual TDRs totaled $127,000 at March 31, 2022. Accruing TDRs and non-accrual TDRs totaled $3.3 million and $127,000, respectively, at December 31, 2021. There were no loans that were restructured during the three months ended March 31, 2022 and 2021 that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the three months ended March 31, 2022 and 2021.
Note 6 - Allowance for Credit Losses
The Company measures expected credit losses for financial assets measured at amortized cost, including loans, investments and certain off-balance-sheet credit exposures in accordance with ASU 2016-13. See Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company's methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At March 31, 2022, loans totaling $7.01 billion were evaluated collectively and the allowance on these balances totaled $59.1 million and loans evaluated on an individual basis totaled $132.0 million with the specific allocations of the allowance for credit losses totaling $8.0 million. Loans evaluated on an individual basis include $114.3 million in PCD loans, which had a specific allowance for credit losses of $4.6 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of the period	$58,047	$71,124
Initial allowance for credit losses on PCD loans	12,077	—
Charge-offs on PCD loans	(7,634)	—
Charge-offs	(170)	(1,270)
Recoveries	162	206
Net charge-offs	(7,642)	(1,064)
Provision (benefit) for credit loss - loans	4,630	(2,808)
Balance at end of the period	$67,112	$67,252
The provision for credit losses on loans for the three months ended March 31, 2022, was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans, while the benefit for credit losses for the three months ended March 31, 2021, was largely due to an improvement in economic conditions. Charge-offs in the first quarter of 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans. Non-performing loans totaling $10.1 million were sold during the first quarter of 2021 resulting in net charge-offs of $1.1 million.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2022 and 2021:

(in thousands)	Balance at 12/31/2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at 3/31/2022
Non-owner occupied commercial	$20,071	$1,312	$(4)	$—	$2,270	$23,649
Owner occupied commercial	3,964	1,137	(34)	10	1,048	6,125
Multifamily	8,309	4	—	—	(13)	8,300
Non-owner occupied residential	2,380	175	—	14	339	2,908
Commercial, industrial and other	9,891	2,413	(823)	45	148	11,674
Construction	838	6,843	(6,807)	3	850	1,727
Equipment finance	3,663	—	(97)	15	(1,122)	2,459
Residential mortgage	3,914	179	—	48	1,545	5,686
Consumer	5,017	14	(39)	27	(435)	4,584
Total	$58,047	$12,077	$(7,804)	$162	$4,630	$67,112

(in thousands)	Balance at 12/31/2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at 3/31/2021
Non owner occupied commercial	$25,910	$(593)	$1	$(1,438)	$23,880
Owner occupied commercial	3,955	(78)	8	118	4,003
Multifamily	7,253	—	—	255	7,508
Non owner occupied residential	3,321	(208)	2	(232)	2,883
Commercial, industrial and other	13,665	(265)	44	(1,305)	12,139
Construction	786	—	25	318	1,129
Equipment finance	6,552	(94)	11	(205)	6,264
Residential mortgage	3,623	—	58	100	3,781
Consumer	6,059	(32)	57	(419)	5,665
Total	$71,124	$(1,270)	$206	$(2,808)	$67,252
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at March 31, 2022 and December 31, 2021:

March 31, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$3,059	$2,581,075	$55,650	$2,639,784	1,130	$22,519	$23,649
Owner occupied commercial	6,640	1,084,443	31,671	1,122,754	1,124	5,001	6,125
Multifamily	—	1,100,716	3,490	1,104,206	4	8,296	8,300
Non-owner occupied residential	2,145	217,102	6,548	225,795	163	2,745	2,908
Commercial, industrial and other	5,815	640,447	11,134	657,396	5,383	6,291	11,674
Construction	—	400,572	3,614	404,186	35	1,692	1,727
Equipment finance	—	123,943	—	123,943	—	2,459	2,459
Residential mortgage	—	562,199	1,843	564,042	170	5,516	5,686
Consumer	—	295,325	362	295,687	17	4,567	4,584
Total loans	$17,659	$7,005,822	$114,312	$7,137,793	$8,026	$59,086	$67,112

December 31, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$3,063	$2,313,047	$174	2,316,284	$—	$20,071	$20,071
Owner occupied commercial	6,678	901,638	133	908,449	69	3,895	3,964
Multifamily	—	972,233	—	972,233	—	8,309	8,309
Non-owner occupied residential	2,567	174,463	67	177,097	—	2,380	2,380
Commercial, industrial and other	6,537	455,306	563	462,406	4,182	5,709	9,891
Construction	—	302,228	—	302,228	—	838	838
Equipment finance	—	123,212	—	123,212	—	3,663	3,663
Residential mortgage	1,416	437,294	—	438,710	—	3,914	3,914
Consumer	—	275,529	—	275,529	—	5,017	5,017
Total loans	$20,261	$5,954,950	$937	$5,976,148	$4,251	$53,796	$58,047
Allowance for Credit Losses - Securities
At March 31, 2022, the balance of the allowance for credit loss on available for sale and held to maturity securities was $1.3 million and $199,000, respectively. At December 31, 2021, the Company reported an allowance for credit losses on available for sale securities of $83,000 and an allowance for credit losses on held to maturity securities of $181,000. For the first quarter of 2022, the Company recorded a provision for credit losses on available for sale securities of $1.2 million and a provision for credit losses on held to maturity securities of $18,000. For the first quarter of 2021, the Company recorded a provision for credit losses of $142,000 on securities available for sale and no provision for credit losses on held to maturity securities. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $7.9 million at March 31, 2022 and $5.3 million and December 31, 2021. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At March 31, 2022 and December 31, 2021, the balance of the allowance for credit losses for off-balance sheet exposures was $2.8 million and $2.3 million, respectively. The Company recorded a provision for credit losses on off-balance-sheet exposures in other operating expense of $440,000 and $24,000 for the three months ended March 31, 2022 and 2021, respectively.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At March 31, 2022, the Company had lease liabilities totaling $28.7 million and right-of-use assets totaling $27.3 million related to these leases. At December 31, 2021, the Company had lease liabilities totaling $16.5 million and right-of-use assets totaling $15.2 million. As a result of the Company's acquisition of 1st Constitution, the Company obtained right-of use assets in exchange for new operating lease liabilities of $13.0 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

For the three months ended March 31, 2022, the weighted average remaining lease term for operating leases was 11.89 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.01%. At December 31, 2021, the weighted average remaining lease term for operating leases was 9.16 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$1,226	$829
Short-term lease cost	10	—
Variable lease cost	17	22
Sublease income	$(30)	$(31)
Net lease cost	$1,223	$820
The table below presents other information on the Company's operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$930	$719
Right-of-use assets obtained in exchange for new operating lease liabilities	89	109
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2022 or March 31, 2021. At March 31, 2022, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2022 are as follows:

(in thousands)
Within one year	$3,721
After one year but within three years	8,865
After three years but within five years	6,236
After five years	16,191
Total undiscounted cash flows	35,013
Discount on cash flows	(6,319)
Total operating lease liabilities	$28,694

Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	March 31, 2022		December 31, 2021

Noninterest-bearing demand	$2,300,030	26.3%	$1,732,452	24.9%
Interest-bearing checking	2,743,522	31.4%	2,219,658	31.9%
Money market	1,696,553	19.4%	1,577,385	22.6%
Savings	1,162,599	13.2%	677,101	9.7%
Certificates of deposit $250 thousand and under	696,518	8.0%	623,393	8.9%
Certificates of deposit over $250 thousand	149,687	1.7%	135,834	2.0%
Total deposits	$8,748,909	100.0%	$6,965,823	100.0%
At March 31, 2022 and December 31, 2021, certificates of deposit obtained through brokers totaled $96.3 million and $114.3 million, respectively. Brokered deposits are included in certificates of deposit $250,000 and under in the Consolidated Balance Sheets.
Note 9 – Borrowings
Overnight and Short-Term Borrowings
At March 31, 2022 and December 31, 2021, the Company had no overnight or short-term borrowings from the FHLB, as well as no overnight or short-term borrowings from correspondent banks. At March 31, 2022, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2022 or December 31, 2021.
Other short-term borrowings at March 31, 2022 and December 31, 2021 consisted of short-term securities sold under agreements to repurchase of $102.9 million and $106.5 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of March 31, 2022, the Company had $110.3 million in agency and mortgage-backed securities pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
The Company had one advance from the FHLB, which totaled $25.0 million at both March 31, 2022 and December 31, 2021, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties.
Subordinated Debentures
On January 6, 2022 the Company acquired $18.0 million of fixed to floating subordinated notes in connection with the 1st Constitution acquisition with a fair value of $14.7 million. The notes were dated June 15, 2006 and pay interest at a rate of LIBOR plus a spread of 165 basis points which resets quarterly until maturity on June 15, 2036 or earlier redemption.

Note 10 – Share-Based Compensation
The Company's 2018 Omnibus Equity Incentive Plan (the "Plan") authorizes the granting of incentive stock options, supplemental stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock-based awards and cash-based awards to officers, employees and non-employee directors of, and consultants and advisors to, the Company and its subsidiaries.

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2022	16,035	$13.72
Granted	17,722	19.74
Vested	(16,035)	13.72
Outstanding, March 31, 2022	17,722	$19.74
In the first three months of 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $350,000 over a one year period. In the first three months of 2021, the Company granted 16,035 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $220,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $87,000 and $88,000 for the first quarter of 2022 and 2021, respectively. As of March 31, 2022, there was unrecognized compensation cost of $262,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.80 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2022	591,342	$16.64
Granted	298,554	18.07
Vested	(178,643)	16.50
Forfeited	(177)	15.94
Outstanding, March 31, 2022	711,076	$17.28
In the first three months of 2022, the Company granted 298,554 RSUs under the Plan at a weighted average grant date fair value of $18.07 per share. These units vest within a range of one to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.8 million per year over a three-year period. In the first three months of 2021, the Company granted 258,154 RSUs under the Plan at a weighted average grant date fair value of $16.22 per share. Compensation expense on these RSUs is expected to average approximately $1.4 million per year over a three-year period.
For the first quarter of 2022 and 2021, the Company recognized share-based compensation expense on RSUs of $1.4 million and $1.1 million, respectively. Unrecognized compensation expense related to RSUs was approximately $9.0 million as of March 31, 2022, and that cost is expected to be recognized over a period of 1.73 years.
Stock Options
At March 31, 2022 and December 31, 2021, there were no stock options outstanding under the Plan. There were no stock option grants in the first three months of 2022 or 2021. There were no stock options exercised during the first quarter of 2022 and the 1,757 stock options exercised during the first three months of 2021 resulted in $13,000 in cash receipts.

Note 11 – Revenue Recognition
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

The following table sets forth the components of noninterest income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Deposit-Related Fees and Charges
Debit card interchange income	$1,572	$1,410
Overdraft charges	769	587
ATM service charges	171	143
Demand deposit fees and charges	94	141
Savings service charges	20	15
Total deposit-related fees and charges	2,626	2,296
Commissions and fees
Loan fees	809	507
Wire transfer charges	457	375
Investment services income	405	363
Merchant fees	251	201
Commissions from sales of checks	84	78
Safe deposit income	54	79
Other income	37	47
Total commissions and fees	2,097	1,650
Gains on sales of loans	1,426	708
Other income
Gains on customer swap transactions	—	562
Title insurance income	—	13
Other income	269	82
Total other income	269	657
Revenue not from contracts with customers	362	448
Total Noninterest Income	$6,780	$5,759
Timing of Revenue Recognition:
Products and services transferred at a point in time	6,418	5,292
Products and services transferred over time	—	19
Revenue not from contracts with customers	362	448
Total Noninterest Income	$6,780	$5,759
Note 12 - Other Operating Expenses

The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Consulting and advisory board fees	1,054	523
ATM and debit card expense	657	604
Telecommunications expense	582	522
Marketing expense	397	318
Core deposit intangible amortization	596	226
Other operating expenses	4,095	2,908
Total other operating expenses	$7,381	$5,101

Note 13 – Comprehensive Income
The components of other comprehensive income are as follows:

	For the Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net unrealized gains (losses) on available for sale securities:
Net unrealized holding losses arising during period	$(41,964)	$10,999	$(30,965)	$(18,637)	$5,502	$(13,135)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(176)	41	(135)	—	—	—
Unrealized gains on derivatives	—	—	—	67	(20)	47
Other comprehensive loss, net	$(42,140)	$11,040	$(31,100)	$(18,570)	$5,482	$(13,088)
The following tables show the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented, net of tax:

	For the Three Months Ended March 31, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$745	$2,519	$3,264
Net current period other comprehensive loss	(30,965)	(135)	(31,100)
Ending balance	$(30,220)	$2,384	$(27,836)

	For the Three Months Ended March 31, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Beginning balance	$11,402	$25	$(30)	$11,397
Net current period other comprehensive (loss) income	(13,135)	47	—	(13,088)
Ending balance	$(1,733)	$72	$(30)	$(1,691)
Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $48.5 million and $55.1 million in investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at March 31, 2022 and December 31, 2021, respectively.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company was paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured. The Company reclassified $65,000 of accumulated other comprehensive loss into interest expense for the first quarter of 2021. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments are made on the Company’s debt.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$718,287	7.6	3.39%	1 Mo. LIBOR + 2.06	$38,550
Customer interest rate swaps	200,010	8.6	4.72%	1 Mo. LIBOR + 1.89	8,923
Classified in Other Liabilities:
Customer interest rate swaps	$718,287	7.6	3.39%	1 Mo. LIBOR + 2.06	$(38,550)
3rd Party interest rate swaps	200,010	8.6	4.72%	1 Mo. LIBOR + 1.89	(8,923)

December 31, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$9,847
Customer interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	33,952
Classified in Other Liabilities:
Customer interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	(9,847)
3rd party interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	(33,952)
Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at March 31, 2022 and $156.3 million at December 31, 2021. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three months ended March 31, 2022, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2022 and 2021.
The Company had core deposit intangibles of $10.8 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively. The Company recorded core deposit intangible of $9.0 million in connection with the 1st Constitution acquisition. Amortization of core deposit intangible totaled $596,000 and $226,000 for the first quarters of 2022 and 2021, respectively. The estimated future amortization expense for the remainder of 2022 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2022	$1,754
2023	2,029
2024	1,737
2025	1,465
2026	1,193
2027	955

Note 16 – Fair Value Measurement and Fair Value of Financial Instruments
Fair Value Measurement
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

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2022 and during 2021, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2022
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$170,404	$213,311	$—	$383,715
Mortgage-backed securities, residential	—	360,696	—	360,696
Collateralized mortgage obligations, residential	—	189,790	—	189,790
Mortgage-backed securities, multifamily	—	1,603	—	1,603
Collateralized mortgage obligations, multifamily	—	54,231	—	54,231
Asset-backed securities	—	62,956	—	62,956
Obligations of states and political subdivisions	—	23,478	—	23,478
Corporate bonds	—	94,469	—	94,469
Total securities available for sale	170,404	1,000,534	—	1,170,938
Equity securities, at fair value	—	16,915	—	16,915
Derivative assets	—	47,473	—	47,473
Total Assets	$170,404	$1,064,922	$—	$1,235,326
Liabilities:
Derivative liabilities	$—	$47,473	$—	$47,473
Total Liabilities	$—	$47,473	$—	$47,473

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2021
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$104,861	$98,526	$—	$203,387
Mortgage-backed securities, residential	—	237,975	—	237,975
Collateralized mortgage obligations, residential	—	191,291	—	191,291
Mortgage-backed securities, multifamily	—	1,741	—	1,741
Collateralized mortgage obligations, multifamily	—	32,519	—	32,519
Asset-backed securities	—	52,584	—	52,584
Corporate bonds	—	50,459	—	50,459
Total securities available for sale	104,861	665,095	—	769,956
Equity securities, at fair value	—	17,368	—	17,368
Derivative assets	—	43,799	—	43,799
Total Assets	$104,861	$726,262	$—	$831,123
Liabilities:
Derivative liabilities	$—	$43,799	$—	$43,799
Total Liabilities	$—	$43,799	$—	$43,799

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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At March 31, 2022 and December 31, 2021, the Company had no OREO or other repossessed assets.
Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Changes in economic conditions, locally or nationally, could impact the value of the estimated amounts of individually evaluated loans, OREO and other repossessed assets.
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
March 31, 2022
Assets:
Individually evaluated loans	$—	$—	$6,539	$6,539
December 31, 2021
Assets:
Individually evaluated loans	$—	$—	$7,113	$7,113
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
The estimation methodologies used, the estimated fair values and recorded book balances at March 31, 2022 and December 31, 2021, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. Treasury and U.S. government agencies	$21,795	$21,599	$—	$21,599	$—
Mortgage-backed securities, residential	367,084	339,711	—	339,711	—
Collateralized mortgage obligations, residential	14,433	13,317	—	13,317	—
Mortgage-backed securities, multifamily	4,270	4,066	—	4,066	—
Obligations of states and political subdivisions	530,354	478,480	—	434,685	43,795
Corporate bonds	2,850	2,755	—	2,755	—
Total investment securities held to maturity, net	$940,786	$859,928	$—	$816,133	$43,795
Federal Home Loan Bank and other membership bank stocks	10,415	10,415	—	10,415	—
Loans, net	7,070,681	7,064,268	—	—	7,064,268
Financial Liabilities:
Certificates of deposit	846,205	828,415	—	828,415	—
Other borrowings	25,000	23,662	—	23,662	—
Subordinated debentures	193,904	176,848	—	—	176,848

December 31, 2021	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. Treasury and U.S. government agencies	$18,672	$18,965	$—	$18,965	$—
Mortgage-backed securities, residential	370,247	364,976	—	364,976	—
Collateralized mortgage obligations, residential	13,921	14,089	—	14,089	—
Mortgage-backed securities, multifamily	2,710	2,734	—	2,734	—
Obligations of states and political subdivisions	416,566	411,576	—	410,744	832
Corporate bonds	2,840	2,871	—	2,871	—
Total investment securities held to maturity	824,956	815,211	—	814,379	832
Federal Home Loan Bank and other membership bank stocks	9,049	9,049	—	9,049	—
Loans, net	5,918,101	5,900,876	—	—	5,900,876
Financial Liabilities:
Certificates of deposit	759,227	753,483	—	753,483	—
Other borrowings	25,000	24,604	—	24,604	—
Subordinated debentures	179,043	175,243	—	—	175,243
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland and its subsidiaries, including Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc., Lakeland Preferred Equity, Inc., 1st Constitution Investment Company of New Jersey, Inc. and 1st Constitution Real Estate Corporation. All intercompany balances and transactions have been eliminated.
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
Executive Summary
On January 6, 2022, the Company completed its acquisition of 1st Constitution with 1st Constitution merging into Lakeland Bancorp and 1st Constitution’s wholly-owned subsidiary, 1st Constitution Bank, merging into Lakeland Bank. The merger added $1.97 billion in total assets including $1.10 billion in total loans and $1.65 billion in total deposits. Goodwill totaled $115.6 million and core deposit intangibles were $9.0 million. The acquisition represents a significant addition to Lakeland’s New Jersey franchise and the consolidated organization totals over $10 billion in assets. Full systems integration was completed in February 2022. The Company’s financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing periods. For additional information on the fair value of the acquired assets of 1st Constitution, please see Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Financial Overview
The Company reported net income of $15.9 million and earnings per diluted share ("EPS") of $0.25 for the three months ended March 31, 2022 compared to net income of $23.2 million and EPS of $0.45 for the three months ended March 31, 2021. Excluding merger-related expenses pertaining to the Company’s January 2022 acquisition of 1st Constitution of $3.6 million, tax-effected, net income for the first quarter of 2022 was $19.5 million, or $0.30 per diluted share.
For the first quarter of 2022, annualized return on average assets was 0.64%, annualized return on average common equity was 5.89% and annualized return on average tangible common equity was 7.88%. Excluding merger-related expenses these ratios were 0.78%, 7.21% and 9.64%, respectively. For more information, please see "Reconciliation of Net Income" in "Non-GAAP Financial Measures" below.
In the first quarter of 2022, the Company recorded a provision for credit losses of $6.3 million compared to a negative provision of $2.6 million in the first quarter of 2021.
Net interest margin was 3.02% in the first quarter of 2022 compared to 3.19% in the first quarter of 2021. The decrease in net interest margin compared to the first quarter 2021 was due primarily to an increase in lower yielding average federal funds sold and a reduction in yield on investment securities partially offset by a reduction in the cost of interest-bearing liabilities.
Total loans, net of deferred fees, grew $1.16 billion, or 19%, to $7.14 billion during the first three months of 2022 and included $1.10 billion of loans acquired from 1st Constitution on January 6, 2022. Total deposits increased $1.78 billion, or 26%, to $8.75 billion during the first three months of 2022 and included $1.65 billion of deposit acquired from 1st Constitution on January 6, 2022.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021
Net Income
Net income was $15.9 million or $0.25 per diluted share, for the first quarter of 2022 compared to net income of $23.2 million or $0.45 per diluted share, for the first quarter of 2021. The decrease in net income compared to the first quarter of 2021 was due primarily to $4.6 million in merger related expenses and a provision for credit losses of $6.3 million, which compared to a negative provision of $2.6 million recorded in the first quarter of 2021.
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
Net interest income on a tax equivalent basis for the first quarter of 2022 was $70.7 million, compared to $56.9 million for the first quarter of 2021. The increase in net interest income compared to the first quarter of 2021 was due primarily to growth in the volume of interest-earning assets and a reduction in the cost of interest-bearing deposits. The net interest margin decreased to 3.02% in the first quarter of 2022 from 3.19% in the first quarter of 2021 primarily due to an increase in lower yielding average federal funds sold and a reduction in yield on investment securities partially offset by a reduction in the cost of interest-bearing liabilities.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2022 and March 31, 2021 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$7,021,462	$67,809	3.92%	$6,089,757	$58,778	3.91%
Taxable investment securities and other	1,674,562	6,709	1.60%	881,425	3,981	1.81%
Tax-exempt securities	345,016	1,648	1.91%	122,054	775	2.54%
Federal funds sold (2)	463,247	182	0.16%	136,900	37	0.11%
Total interest-earning assets	9,504,287	76,348	3.25%	7,230,136	63,571	3.56%
Noninterest-earning assets:
Allowance for credit losses	(70,032)			(72,348)
Other assets	704,182			546,815
Total Assets	$10,138,437			$7,704,603

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$1,131,359	$484	0.17%	$604,931	$78	0.05%
Interest-bearing transaction accounts	4,399,531	2,665	0.25%	3,388,027	2,866	0.34%
Time deposits	879,427	890	0.40%	1,044,915	2,179	0.83%
Federal funds purchased	—	—	—%	8,889	8	0.36%
Securities sold under agreements to repurchase	104,634	20	0.08%	64,603	15	0.09%
Long-term borrowings	217,983	1,555	2.85%	143,261	1,534	4.28%
Total interest-bearing liabilities	6,732,934	5,614	0.34%	5,254,626	6,680	0.51%
Noninterest-bearing liabilities:
Demand deposits	2,194,038			1,545,968
Other liabilities	115,552			133,754
Stockholders' equity	1,095,913			770,255
Total Liabilities and Stockholders’ Equity	$10,138,437			$7,704,603
Net interest income/spread		70,734	2.92%		56,891	3.05%
Tax equivalent basis adjustment		346			163
Net Interest Income		$70,388			$56,728
Net interest margin (3)			3.02%			3.19%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $12.8 million from $63.6 million in the first quarter of 2021 to $76.3 million in the first quarter of 2022. The impact of the growth in the volume of interest-earning assets was offset by a 31 basis point reduction in the yield on interest-earning assets Average loans increased $931.7 million compared to the first quarter of 2021, while the yield on average loans increased one basis point to 3.92% in the first quarter of 2022 from the first quarter of 2021. Total average taxable investment securities increased $793.1 million to $1.67 billion for the first quarter of 2022 from the first quarter of 2021, while average tax-exempt securities increased $223.0 million to $345.0 million for the same periods. The yield on average taxable investment securities decreased 21 basis points from the first quarter of 2021 to 1.60% for the first quarter of 2022, while the yield on average tax-exempt investment securities decreased 63 basis points to 1.91% due to declines in market interest rates during the period. Average federal funds sold in the first quarter of 2022 increased $326.3 million compared to the first quarter of 2021, while the yield increased five basis points to 0.16% for the first quarter of 2022.
Total interest expense of $5.6 million in the first quarter of 2022 was $1.1 million less than the $6.7 million for the same period in 2021. The cost of average interest-bearing liabilities decreased from 0.51% in the first quarter of 2021 to 0.34% in the first quarter of 2022 and was largely driven by reductions in market interest rates and a change in mix of interest-bearing liabilities. For the first quarter of 2022, lower cost savings and interest bearing transaction account average balances increased $526.4 million and $1.01 billion, respectively, when compared to the same period in 2021 while higher cost average time deposits decreased $165.5 million. Additionally, in September 2021 the Company issued $150.0 million Fixed-to-Floating Rate Subordinated Notes at a fixed rate of 2.875% and redeemed $75.0 million of its outstanding 5.125% Fixed-to-Floating Rate Subordinated Notes, which reduced the cost of long term borrowings. Partially offsetting the impact of the decline in the cost of funds was a growth in average interest-bearing liabilities of $1.48 billion during the same period.
Provision for Credit Losses
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
In the first quarter of 2022, a $6.3 million provision for credit losses was recorded, compared to an $2.6 million benefit for credit losses for the same period last year. The provision is comprised of a provision for credit losses on loans of $4.6 million, a provision on off-balance-sheet exposures of $440,000 and a provision for credit losses on securities of $1.2 million. The provision for credit losses on loans was related to provision for the 1st Constitution non-purchased credit deteriorated loans partially offset by a decline in the provision due to an improvement in macroeconomic factors. The provision for credit losses on securities during the first quarter of 2022 was primarily due to increased unrealized losses on lower credit rated securities within our portfolio. The increase in unrealized losses is primarily due to the rise in market interest rates. The Company recorded loan charge-offs of $7.8 million predominately related to 1st Constitution purchased credit deteriorated ("PCD") loans and recoveries on loans of $162,000 in the first quarter of 2022 compared to loan charge-offs of $1.3 million and loan recoveries of $206,000 in the first quarter of 2021. For more information, see Note 6 in Notes to the Consolidated Statements in this Form 10-Q.
Noninterest Income
Noninterest income increased $1.0 million to $6.8 million for the first quarter of 2022 compared to $5.8 million during the same period in 2021 primarily due to a $718,000 increase in gains on sales of loans driven predominately by an increase in gains on sales of SBA loans. Commissions and fees increased $508,000 due primarily to an increase in commercial and mortgage loan fees. Service charges on deposit accounts increased $330,000 compared to the first three months of 2021 due primarily to increases in debit card interchange income and overdraft charges. Losses on equity securities totaled $485,000 in the first three months of 2022 compared to losses of $144,000 in the first three months of 2021, due to the increase in long-term market rates which drives down the fair value of the securities underlying the CRA funds. There was no swap income recorded in the first quarter of 2022 compared to $562,000 during the same period of 2021 due primarily to changes in the yield curve which decreased the demand for swap transactions.

Noninterest Expense
Noninterest expense in the first quarter of 2022 totaled $50.0 million compared to $33.9 million for the same quarter of 2021, an increase of $16.1 million. Excluding $4.6 million in pre-tax merger related expenses, noninterest expense increased $11.5 million primarily due to compensation and employee benefits which increased $7.2 million. The increase in compensation and employee benefits resulted primarily from additions to our staff from the 1st Constitution merger and normal merit increases. Premises and equipment expense increased $1.7 million compared to the first three months of 2021 due primarily to increases in occupancy expense related to the 1st Constitution branches. Data processing expense increased $415,000 due primarily to 1st Constitution data processing costs prior to core system conversion. Other operating expenses in the first quarter of 2022 increased $2.3 million compared to the same period in 2021 due primarily to increased consulting fees, appraisal fees, core deposit intangible amortization and insurance expense.
The Company’s efficiency ratio, a non-GAAP financial measure, was 57.77% in the first quarter of 2022, compared to 53.75% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021

Total noninterest expense	$49,959	$33,903
Amortization of core deposit intangibles	(596)	(226)
Merger-related expenses	(4,585)	—
Noninterest expense, as adjusted	$44,778	$33,677

Net interest income	$70,388	$56,728
Noninterest income	6,780	5,759
Total revenue	77,168	62,487
Tax-equivalent adjustment on municipal securities	346	163
Total revenue, as adjusted	$77,514	$62,650
Efficiency ratio	57.77%	53.75%
Income Tax Expense
The effective tax rate in the first quarter of 2022 was 23.9% compared to 25.8% during the same period in 2021 primarily as a result of tax advantaged items increasing as a percentage of pretax income due to the decrease in pretax income during the current period.
Financial Condition
The Company’s total assets increased $2.08 billion from December 31, 2021, to $10.28 billion at March 31, 2022. Total loans, net of deferred fees, were $7.14 billion, an increase of $1.16 billion or 19% from $5.98 billion at December 31, 2021. Total deposits were $8.75 billion, an increase of $1.78 billion, or 26%, from December 31, 2021, while total borrowings increased $11.3 million to $321.8 million at March 31, 2022.
With the completion of the 1st Constitution merger in January 2022, the Company recorded the assets acquired and the liabilities assumed in the acquisition at their estimated fair values as of the acquisition date. Total assets, total loans and total deposits acquired were $1.97 billion, $1.10 billion and $1.65 billion, respectively.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $7.14 billion at March 31, 2022 and an increase of $1.16 billion as compared to December 31, 2021 and includes $1.10 billion of loans acquired from 1st Constitution. Excluding the impact of the 1st Constitution acquisition, loans increased $66.4 million or 1%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Non-performing assets, including PCD loans, increased $2.8 million from $17.0 million at December 31, 2021 to $19.7 million at March 31, 2022. Non-accrual loans in the non-owner occupied and residential categories increased $2.5 million and $1.1 million, respectively, and were due to non-accrual loans acquired from 1st Constitution. The percentage of non-performing assets to total assets was 0.19% at March 31, 2022 compared to 0.21% at December 31, 2021. Non-accrual loans at March 31, 2022 included four loan relationships with a balance of $1 million or greater, totaling $14.5 million and three loan relationships between $500,000 and $1.0 million, totaling $1.9 million. At March 31, 2022, there were no loans that were past due more than 89 days and still accruing and at December 31, 2021, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing.
On both March 31, 2022 and December 31, 2021, the Company had $3.3 million in loans that were TDRs and accruing interest income. These loans are expected to be able to perform under the modified terms of the loan. At both March 31, 2022 and December 31, 2021, the Company had $127,000 in TDRs that were included in non-accrual loans.
At March 31, 2022 and December 31, 2021, the Company had $115.2 million and $102.3 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at March 31, 2022, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for credit losses on loans
The Company adopted Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.
The overall balance of the allowance for credit losses on loans of $67.1 million at March 31, 2022 increased $9.1 million from December 31, 2021, an increase of 16% due primarily to a day one PCD allowance of $12.1 million for the 1st Constitution acquisition offset by charge-offs of 1st Constitution's PCD loans of $7.6 million. The Company also recorded a provision on 1st Constitution's non-PCD loans.

	As of and for the Three Months Ended March 31,		As of and for the Year Ended
(dollars in thousands)	2022	2021	December 31, 2021
Allowance for credit losses on loans to total loans outstanding	0.94%	1.10%	0.97%
Allowance for credit losses on loans	$67,112	$67,252	$58,047
Total loans outstanding	7,137,793	6,108,946	5,976,148

Non-accrual loans to total loans outstanding	0.28%	0.51%	0.28%
Non-accrual loans	$19,740	$31,125	$16,981
Total loans outstanding	7,137,793	6,108,946	5,976,148

Allowance for credit losses on loans to non-accrual loans	339.98%	216.07%	341.83%
Allowance for credit losses on loans	$67,112	$67,252	$58,047
Non-accrual loans	19,740	31,125	16,981

	As of and for the Three Months Ended March 31,		As of and for the Year Ended
(dollars in thousands)	2022	2021	December 31, 2021
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	0.10%	0.10%
Net charge-offs during the period	$4	$592	$2,246
Average amount outstanding	2,751,934	2,396,050	2,347,575

Owner occupied commercial	0.01%	0.03%	—%
Net charge-offs (recoveries) during the period	$24	$70	$(20)
Average amount outstanding	1,012,050	843,322	870,727

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$28
Average amount outstanding	1,028,108	829,263	889,456

Non owner occupied residential	(0.03)%	0.41%	0.03%
Net (recoveries) charge-offs during the period	$(14)	$206	$58
Average amount outstanding	200,107	199,558	188,166

Commercial, industrial and other	0.46%	0.12%	(0.08)%
Net charge-offs (recoveries) during the period	$778	$221	$(487)
Average amount outstanding	675,920	740,237	593,979

Construction	6.60%	(0.03)%	(0.01)%
Net charge-offs (recoveries) during the period	$6,804	$(25)	$(21)
Average amount outstanding	412,520	286,799	312,107

Equipment finance	0.27%	0.28%	0.24%
Net charge-offs during the period	$82	$83	$285
Average amount outstanding	123,428	118,224	120,252

Residential mortgage	(0.04)%	(0.06)%	(0.02)%
Net recoveries during the period	$(48)	$(58)	$(64)
Average amount outstanding	522,526	381,403	398,141

Consumer	0.02%	(0.03)%	0.05%
Net charge-offs (recoveries) during the period	$12	$(25)	$137
Average amount outstanding	289,551	293,927	281,896

Total loans	0.44%	0.07%	0.04%
Net charge-offs during the period	$7,642	$1,064	$2,162
Average amount outstanding	7,016,144	6,088,783	6,002,299
Non-accrual loans of $19.7 million at March 31, 2022 decreased $2.8 million from December 31, 2021. The allowance for credit losses as a percent of total loans was 0.94% at March 31, 2022 compared to 0.97% at December 31, 2021. The decrease in the allowance for credit losses as a percent of total loans was primarily due to an improvement in forecasted macroeconomic conditions and continued strength in asset quality.
Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at March 31, 2022.

Net charge-offs as a percentage of average loans outstanding was 0.44% in the first quarter of 2022, predominately related to 1st Constitution PCD loans compared to 0.07% for the first quarter of 2021.
Investment Securities
Investment securities increased $516.8 million in the first quarter of 2022, including $342.3 million acquired from 1st Constitution, to $2.11 billion at March 31, 2022 compared to $1.59 billion at December 31, 2021, as the Company deployed excess cash. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $6.97 billion at December 31, 2021 to $8.75 billion at March 31, 2022, an increase of $1.78 billion, or 26%, including $1.65 billion assumed in the 1st Constitution merger. Excluding the impact of the 1st Constitution acquisition, deposits increased $132.5 million or 2%. Savings and interest-bearing transaction accounts increased $1.13 billion due primarily to an increase in interest bearing checking and savings accounts resulting primarily from the addition of 1st Constitution deposits. Noninterest-bearing deposits increased $567.6 million, including $510.9 million from 1st Constitution, during the first quarter of 2022 to $2.30 billion at March 31. 2022
Liquidity
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $29.3 million for the first three months of 2022 compared to $30.0 million for the same period in 2021.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2022, Lakeland’s deposits increased $132.5 million, excluding the impact of the 1st Constitution merger.
•Sales of investment securities. At March 31, 2022 the Company had $1.17 billion in securities designated “available for sale.” Of these securities, $532.9 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2022. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, of which none were outstanding at March 31, 2022. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2022.
•Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times, the fair value of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2022 follows.

Cash and cash equivalents totaling $421.7 million on March 31, 2022 increased $193.1 million from December 31, 2021. Operating activities provided $29.3 million in net cash. Investing activities provided $44.4 million in net cash, primarily reflecting net cash acquired in the 1st Constitution acquisition partially offset by purchases of investment securities. Financing activities provided $119.4 million in net cash primarily reflecting the net increase in deposits of $132.7 million partially offset by dividends paid of $8.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2022. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$35,013	$3,721	$8,865	$6,236	$16,191
Benefit plan commitments	4,421	422	792	745	2,462
Remaining contractual maturities of time deposits	846,204	705,684	115,562	24,958	—
Subordinated debentures	193,904	—	—	—	193,904
Loan commitments	1,709,181	1,264,286	225,816	15,659	203,420
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	60,577	6,022	12,039	11,659	30,857
Standby letters of credit	20,667	19,050	1,617	—	—
Total	$2,894,967	$1,999,185	$364,691	$84,257	$446,834
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.7%.
Capital Resources
Total stockholders’ equity increased to $1.09 billion on March 31, 2022 from $827.0 million on December 31, 2021, an increase of $262.3 million. Book value per common share increased to $16.82 on March 31, 2022 from $16.34 on December 31, 2021. Tangible book value per share decreased from $13.21 per share on December 31, 2021 to $12.45 per share on March 31, 2022, a decrease of 6%, resulting primarily from an increase in goodwill from the 1st Constitution merger. Please see “Non-GAAP Financial Measures” below. In addition to the equity acquired in the 1st Constitution merger of $285.7 million, the increase in stockholders’ equity from December 31, 2021 to March 31, 2022 was primarily due to $15.9 million of net income, offset by other comprehensive loss of $31.1 million and by the payment of cash dividends on common stock of $8.8 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of March 31, 2022, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of March 31, 2022, the Company’s capital levels remained characterized as “well-capitalized.”
The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
The Company	8.97%	8.51%	10.73%	10.67%	11.34%	11.15%	14.03%	14.48%
Lakeland Bank	9.92%	9.70%	12.54%	12.71%	12.54%	12.71%	13.38%	13.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

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

(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,089,282	$827,014
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	10,842	2,420
Total tangible common stockholders’ equity at end of period - Non-GAAP	$806,611	$668,317
Shares outstanding at end of period	64,780	50,606
Book value per share - GAAP	$16.82	$16.34
Tangible book value per share - Non-GAAP	$12.45	$13.21
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$806,611	$668,317
Total assets at end of period	$10,275,233	$8,198,056
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	10,842	2,420
Total tangible assets at end of period - Non-GAAP	$9,992,562	$8,039,359
Common equity to assets - GAAP	10.60%	10.09%
Tangible common equity to tangible assets - Non-GAAP	8.07%	8.31%

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$15,929	$23,175
Total average common stockholders’ equity	$1,095,913	$770,255
Less:
Average goodwill	265,409	156,277
Average other identifiable intangible assets, net	10,851	3,192
Total average tangible common stockholders’ equity - Non-GAAP	$819,653	$610,786
Return on average common stockholders’ equity - GAAP	5.89%	12.20%
Return on average tangible common stockholders’ equity - Non-GAAP	7.88%	15.39%

	For the Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021

Net income - GAAP	$15,929	$23,175

NON-ROUTINE TRANSACTIONS, NET OF TAX
Tax deductible merger-related expenses	2,402	—
Non-tax deductible merger-related expenses	1,149	—
Net effect of non-routine transactions	$3,551	$—

Net income available to common shareholders excluding non-routine transactions	$19,480	$23,175
Less: Earnings allocated to participating securities	164	216
Net Income, excluding non-routine transactions	$19,316	$22,959

Weighted average shares - Basic	63,961	50,576
Weighted average shares - Diluted	64,238	50,780

Basic earnings per share - GAAP	$0.25	$0.45
Diluted earnings per share - GAAP	$0.25	$0.45

Basic earnings per share, adjusted for non-routine transactions	$0.30	$0.45
Diluted earnings per share, adjusted for non-routine transactions (Core EPS)	$0.30	$0.45

Return on average assets - GAAP	0.64%	1.22%
Return on average assets, adjusted for non-routine transactions	0.78%	1.22%

Return on average common stockholders' equity - GAAP	5.89%	12.20%
Return on average common stockholders' equity, adjusted for non-routine transactions	7.21%	12.20%

Return on average tangible common stockholders' equity - Non-GAAP	7.88%	15.39%
Return on average tangible common stockholders' equity - Non-GAAP, adjusted for non-routine transactions	9.64%	15.39%
Recent Accounting Pronouncements
In March 2022, the Financial Accounting Standards Board ("FASB") issued Update 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures" ("ASU 2022-02"). The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently assessing the impact of ASU 2022-02 on its disclosures and control structure; however, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In October 2021, FASB issued Update 2021-08, an update to Topic 805, Business Combinations. The update provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this ASU apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations - Overall. This ASU will be effective for financial statements issued by public business entities for fiscal years and interim periods beginning after December 15, 2022. The Company does not expect the ASU to have a material impact on the Company's financial statements.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $296.3 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

Changes in Interest Rates
Rate Ramp	+200 bp
Asset/Liability Policy limit	(5.0)%
March 31, 2022	(0.1)%
December 31, 2021	(0.9)%

The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400bp	+300 bp	+200 bp	+100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%
March 31, 2022	3.1%	2.2%	1.2%	0.6%
December 31, 2021	(1.2)%	(0.9)%	(0.7)%	(0.5)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2022 (the base case) was $1.99 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400bp	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%
March 31, 2022	(8.7)%	(6.3)%	(4.0)%	(1.5)%	(5.6)%
December 31, 2021	(14.8)%	(10.9)%	(7.0)%	(2.7)%	(7.0)%
The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the first quarter of 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2022	—	$—	—	2,393,423
February 1 to February 28, 2022	—	—	—	2,393,423
March 1 to March 31, 2022	—	—	—	2,393,423
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
Date: May 9, 2022