Form 10-Q
period 2022-06-30
LAKELAND BANCORP INC
filed 2022-08-05
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 1, 2022, there were 64,801,537 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(dollars in thousands)	(unaudited)
Assets
Cash	$195,701	$199,158
Interest-bearing deposits due from banks	49,765	29,372
Total cash and cash equivalents	245,466	228,530
Investment securities available for sale, at fair value (allowance for credit losses of $2,802 at June 30, 2022 and $83 at December 31, 2021)	1,139,414	769,956
Investment securities held to maturity (fair value of $808,663 at June 30, 2022 and $815,211 at December 31, 2021 and allowance for credit losses of $190 at June 30, 2022 and $181 at December 31, 2021)	941,558	824,956
Equity securities, at fair value	17,594	17,368
Federal Home Loan Bank and other membership bank stock, at cost	25,647	9,049
Loans held for sale	1,168	1,943
Loans, net of deferred fees	7,408,540	5,976,148
Less: Allowance for credit losses	68,836	58,047
Total loans, net	7,339,704	5,918,101
Premises and equipment, net	55,456	45,916
Operating lease right-of-use assets	26,244	15,222
Accrued interest receivable	26,339	19,209
Goodwill	271,829	156,277
Other intangible assets	10,250	2,420
Bank owned life insurance	156,496	117,356
Other assets	117,013	71,753
Total Assets	$10,374,178	$8,198,056
Liabilities and Stockholders' Equity
Liabilities
Deposits	8,501,804	6,965,823
Federal funds purchased and securities sold under agreements to repurchase	432,206	106,453
Other borrowings	25,000	25,000
Subordinated debentures	194,027	179,043
Operating lease liabilities	27,639	16,523
Other liabilities	103,357	78,200
Total Liabilities	9,284,033	7,371,042
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 64,924,576 shares and outstanding 64,793,541 shares at June 30, 2022 and issued 50,737,400 shares and outstanding 50,606,365 shares at December 31, 2021	853,206	565,862
Retained earnings	286,063	259,340
Treasury shares, at cost, 131,035 shares at June 30, 2022 and December 31, 2021	(1,452)	(1,452)
Accumulated other comprehensive (loss) income	(47,672)	3,264
Total Stockholders' Equity	1,090,145	827,014
Total Liabilities and Stockholders' Equity	$10,374,178	$8,198,056
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans and fees	$76,973	$60,529	$144,782	$119,307
Federal funds sold and interest-bearing deposits with banks	235	52	417	89
Taxable investment securities and other	8,285	4,029	14,994	8,010
Tax-exempt investment securities	1,442	631	2,744	1,243
Total Interest Income	86,935	65,241	162,937	128,649
Interest Expense
Deposits	4,829	4,238	8,868	9,362
Federal funds purchased and securities sold under agreements to repurchase	150	16	170	39
Other borrowings	1,654	1,247	3,209	2,780
Total Interest Expense	6,633	5,501	12,247	12,181
Net Interest Income	80,302	59,740	150,690	116,468
Provision for credit losses (benefit)	3,644	(5,959)	9,916	(8,601)
Net Interest Income after Provision for Credit Losses (benefit)	76,658	65,699	140,774	125,069
Noninterest Income
Service charges on deposit accounts	2,711	2,445	5,337	4,741
Commissions and fees	2,555	1,755	4,661	3,353
Income on bank owned life insurance	820	643	1,650	1,277
(Loss) gain on equity securities	(364)	11	(849)	(133)
Gains on sales of loans held for sale	715	607	2,141	1,315
Gains on investment securities transactions, net	—	9	—	9
Swap income	399	72	399	634
Other income (loss)	227	(273)	504	(168)
Total Noninterest Income	7,063	5,269	13,843	11,028
Noninterest Expense
Compensation and employee benefits	26,938	20,407	54,617	40,925
Premises and equipment	7,679	6,078	15,651	12,396
FDIC insurance expense	672	621	1,344	1,332
Data processing expense	1,891	1,299	3,561	2,554
Merger related expenses	—	—	4,585	—
Other expenses	7,888	5,692	15,269	10,793
Total Noninterest Expense	45,068	34,097	95,027	68,000
Income before provision for income taxes	38,653	36,871	59,590	68,097
Provision for income taxes	9,536	9,464	14,544	17,515
Net Income	$29,117	$27,407	$45,046	$50,582
Per Share of Common Stock
Basic earnings	$0.44	$0.53	$0.69	$0.99
Diluted earnings	$0.44	$0.53	$0.69	$0.98
Dividends paid	$0.145	$0.135	$0.280	$0.260
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income	$29,117	$27,407	$45,046	$50,582
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale	(19,688)	7,119	(50,653)	(6,016)
Reclassification for securities gains included in net income	—	(6)	—	(6)
Amortization of gain on debt securities reclassified to held to maturity	(148)	—	(283)	—
Unrealized losses on derivatives	—	(77)	—	(30)
Other comprehensive (loss) gain	(19,836)	7,036	(50,936)	(6,052)
Total comprehensive income (loss)	$9,281	$34,443	$(5,890)	$44,530
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended June 30, 2022 and 2021

(in thousands, except per share data)	Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

April 1, 2021	$562,984	$208,224	$(1,452)	$(1,691)	$768,065
Net income	—	27,407	—	—	27,407
Other comprehensive loss, net of tax	—	—	—	7,036	7,036
Stock-based compensation	990	—	—	—	990
Exercise of stock options	6	—	—	—	6
Cash dividends on common stock of $0.135 per share	—	(6,828)	—	—	(6,828)
June 30, 2021	$563,980	$228,803	$(1,452)	$5,345	$796,676

April 1, 2022	$852,110	$266,460	$(1,452)	$(27,836)	$1,089,282
Net income	—	29,117	—	—	29,117
Other comprehensive income, net of tax	—	—	—	(19,836)	(19,836)
Stock-based compensation	1,159	—	—	—	1,159
Retirement of restricted stock	(63)	—	—	—	(63)
Cash dividends on common stock of $0.145 per share	—	(9,514)	—	—	(9,514)
June 30, 2022	$853,206	$286,063	$(1,452)	$(47,672)	$1,090,145
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2022 and 2021

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	50,582	—	—	50,582
Other comprehensive loss, net of tax	—	—	—	(6,052)	(6,052)
Stock based compensation	2,196	—	—	—	2,196
Retirement of restricted stock	(656)	—	—	—	(656)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock of $0.26 per share	—	(13,197)	—	—	(13,197)
June 30, 2021	$563,980	$228,803	$(1,452)	$5,345	$796,676

January 1, 2022	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	45,046	—	—	45,046
Other comprehensive loss, net of tax	—	—	—	(50,936)	(50,936)
Issuance of stock for 1st Constitution acquisition	285,742	—	—	—	285,742
Stock based compensation	2,598	—	—	—	2,598
Retirement of restricted stock	(996)	—	—	—	(996)
Cash dividends on common stock of $0.28 per share	—	(18,323)	—	—	(18,323)
June 30, 2022	$853,206	$286,063	$(1,452)	$(47,672)	$1,090,145
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$45,046	$50,582
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,580	(3,101)
Depreciation and amortization	3,320	1,811
Amortization of intangible assets	1,189	447
Amortization of operating lease right-of-use assets	2,058	1,368
Provision for credit losses (benefit)	9,916	(8,601)
Loans originated for sale	(41,914)	(32,063)
Proceeds from sales of loans held for sale	49,450	33,897
Gains on investment securities transactions, net	—	(9)
Loss on equity securities	849	133
Income on bank owned life insurance	(1,558)	(1,283)
Gains on proceeds from bank owned life insurance policies	(92)	—
Gains on sales of loans held for sale	(2,141)	(1,315)
Gains on other real estate and other repossessed assets	(12)	(8)
Loss on sales of premises and equipment	215	(4)
Impairment of property held for sale	100	400
Stock-based compensation	2,598	2,196
Excess tax benefits (deficiencies)	65	(93)
(Increase) decrease in other assets	(18,209)	28,644
Increase (decrease) in other liabilities	13,855	(26,867)
Net Cash Provided by Operating Activities	67,315	46,134
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	326,236	—
Proceeds from repayments and maturities of available for sale securities	82,343	109,899
Proceeds from repayments and maturities of held to maturity securities	66,692	22,227
Proceeds from sales of available for sale securities	—	4,402
Purchase of available for sale securities	(308,075)	(259,654)
Purchase of held to maturity securities	(62,306)	(26,203)
Purchase of equity securities	(1,075)	(879)
Death benefit proceeds from bank owned life insurance policy	134	—
Proceeds from redemptions of Federal Home Loan Bank stock	9,240	13,524
Purchases of Federal Home Loan Bank stock	(24,591)	(10,755)
Net (increase) decrease in loans	(329,049)	23,010
Proceeds from sales of loans previously held for investment	—	15,031
Proceeds from sales of other real estate and repossessed assets	12	8
Proceeds from dispositions and sales of premises and equipment	598	123
Purchases of premises and equipment	(2,664)	(2,630)
Net Cash Used in Investing Activities	(242,505)	(111,897)

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(114,308)	259,277
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	325,753	(69,370)
Redemption of subordinated debt	—	(5,000)
Exercise of stock options	—	19
Retirement of restricted stock	(996)	(656)
Dividends paid	(18,323)	(13,197)
Net Cash Provided by Financing Activities	192,126	171,073
Net increase in cash and cash equivalents	16,936	105,310
Cash and cash equivalents, beginning of period	228,530	270,090
Cash and cash equivalents, end of period	$245,466	$375,400

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$10,153	$16,274
Cash paid during the period for interest	12,467	13,141
Transfer of available for sale debt securities to held to maturity securities at fair value	—	15,111
Right-of-use assets obtained in exchange for new lease liabilities	89	109
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,247	—
Investment securities available for sale	217,774	—
Investment securities held to maturity	124,485	—
Loans held for sale	4,620	—
Loans	1,095,266	—
Fixed Assets	13,748	—
Operating lease right-of-use assets	12,991	—
Goodwill and other intangible assets, net	124,570	—
Bank owned life insurance	37,580	—
Other assets	8,820	—
Total non-cash assets acquired	1,641,101	—
Liabilities assumed:
Deposits	1,650,613	—
Subordinated debt	14,734	—
Operating lease liabilities	12,991	—
Other liabilities	3,257	—
Total liabilities assumed	1,681,595	—
Common stock issued	$285,742	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2022 do not necessarily indicate the results that the Company will achieve for all of 2022.
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated ("PCD") loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Additionally for PCD loans, an allowance for loan losses was calculated using management's best estimate of projected losses over the remaining life of the loans, in accordance with ASC 326-20. This represents the portion of loan balances that has been deemed uncollectible based on the Company's expectation of future cash flows for the PCD loans. For loans that were put in collection status immediately, Management made a best estimate of the loan's fair value based on an analysis of the credit and our lien position. For all other loans, the fair value was determined using discounted cash flows as described above for non-PCD loans.

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired (in thousands):

Gross amortized cost basis at January 6, 2022	$1,110,600
Interest rate fair value adjustment on all loans	3,057
Credit fair value adjustment on non-PCD loans	(6,314)
Fair value of acquired loans at January 6, 2022	1,107,343
Allowance for credit losses on PCD loans	(12,077)
Fair value of acquired loans, net, as of January 6, 2022	$1,095,266
The following is a summary of the PCD loans acquired in the 1st Constitution acquisition as of the closing date.

(in thousands)	PCD Loans
Gross amortized cost basis at January 6, 2022	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    The Company acquired 25 branches through the 1st Constitution merger, eight of which were owned premises. The fair value of the properties acquired was derived by valuations prepared by an independent third party using the sales comparison approach to value the property as improved.
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
Direct costs related to the acquisition were expensed as incurred. The Company incurred merger-related expenses of $4.6 million during the six months ended June 30, 2022, that have been separately stated in the Company's Consolidated Statements of Income. There were no merger-related expenses in the second quarter of 2022 or in the three and six months ended June 30, 2021.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former 1st Constitution operations included in the Consolidated Statements of Income from the date of the acquisition (January 6, 2022) through June 30, 2022. In addition the table provides condensed pro forma financial information assuming that the 1st Constitution acquisition had been completed as of January 1, 2022 for the six months ended June 30, 2021 and 2022. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. The pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of 1st Constitution's operations. The pro forma information reflects adjustments related to certain purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects.

(in thousands, except per share data)	1st Constitution Actual from Acquisition to June 30, 2022	Pro forma Six Months Ended June 30, 2022	Pro forma Six Months Ended June 30, 2021
Net interest income	$23,078	$153,096	$145,625
Provision (benefit) for credit losses	49	9,916	(6,601)
Noninterest income	6,002	13,541	18,841
Noninterest expense	14,851	93,475	90,398
Net income	10,720	48,925	59,686
Earnings per share:
Fully diluted	$0.17	$0.75	$0.97
Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$29,117	$27,407	$45,046	$50,582
Less: earnings allocated to participating securities	357	317	510	531
Net income allocated to common shareholders	$28,760	$27,090	$44,536	$50,051
Weighted average number of common shares outstanding - basic	64,828	50,636	64,397	50,606
Share-based plans	161	222	218	215
Weighted average number of common shares outstanding - diluted	64,989	50,858	64,615	50,821
Basic earnings per share	$0.44	$0.53	$0.69	$0.99
Diluted earnings per share	$0.44	$0.53	$0.69	$0.98
There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2022 and 2021.
Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$389,836	$138	$(19,923)	$—	$370,051
Mortgage-backed securities, residential	370,700	8	(30,371)	—	340,337
Collateralized mortgage obligations, residential	181,946	2	(9,641)	—	172,307
Mortgage-backed securities, multifamily	1,804	—	(299)	—	1,505
Collateralized mortgage obligations, multifamily	52,779	—	(3,159)	—	49,620
Asset-backed securities	61,587	1	(1,726)	—	59,862
Obligations of states and political subdivisions	23,930	—	(903)	(2)	23,025
Corporate bonds	127,006	99	(1,598)	(2,800)	122,707
Total	$1,209,588	$248	$(67,620)	$(2,802)	$1,139,414

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$202,961	$1,215	$(789)	$—	$203,387
Mortgage-backed securities, residential	238,456	1,250	(1,731)	—	237,975
Collateralized mortgage obligations, residential	191,086	1,693	(1,488)	—	191,291
Mortgage-backed securities, multifamily	1,816	—	(75)	—	1,741
Collateralized mortgage obligations, multifamily	32,254	511	(246)	—	32,519
Asset-backed securities	52,518	153	(87)	—	52,584
Corporate bonds	49,598	959	(15)	(83)	50,459
Total	$768,689	$5,781	$(4,431)	$(83)	$769,956
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$16,418	$13	$(425)	$—	$16,006
Mortgage-backed securities, residential	363,071	23	(43,156)	—	319,938
Collateralized mortgage obligations, residential	13,773	—	(1,705)	—	12,068
Mortgage-backed securities, multifamily	5,139	—	(477)	—	4,662
Obligations of states and political subdivisions	540,347	17	(86,962)	(21)	453,381
Corporate bonds	3,000	—	(223)	(169)	2,608
Total	$941,748	$53	$(132,948)	$(190)	$808,663

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$18,672	$293	$—	$—	$18,965
Mortgage-backed securities, residential	370,247	718	(5,989)	—	364,976
Collateralized mortgage obligations, residential	13,921	168	—	—	14,089
Mortgage-backed securities, multifamily	2,710	26	(2)	—	2,734
Obligations of states and political subdivisions	416,587	810	(5,800)	(21)	411,576
Corporate bonds	3,000	31	—	(160)	2,871
Total	$825,137	$2,046	$(11,791)	$(181)	$815,211
During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The reclassification for the period ended September 30, 2021 was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income (loss) on the consolidated balance sheets. Subsequent amortization will be recognized over the life of the securities. The Company recorded amortization, net of tax, of $148,000 and $283,000 during the three and six months ended June 30, 2022, respectively.

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of June 30, 2022. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$24,606	$24,384	$72,185	$71,921
Due after one year through five years	254,918	244,056	33,004	32,092
Due after five years through ten years	190,823	181,632	67,896	60,215
Due after ten years	70,425	65,711	386,680	307,767
	540,772	515,783	559,765	471,995
Mortgage-backed and asset-backed securities	668,816	623,631	381,983	336,668
Total	$1,209,588	$1,139,414	$941,748	$808,663
For the three and six months ended June 30, 2022, there were no sales of available for sale securities. During the three and six months ended June 30, 2021, the Company sold $4.4 million of available for sale securities recording a gain of $9,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.15 billion and $1.04 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

June 30, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$338,126	$18,373	$16,698	$1,550	67	$354,824	$19,923
Mortgage-backed securities, residential	326,475	29,130	11,948	1,241	126	338,423	30,371
Collateralized mortgage obligations, residential	142,202	7,592	29,481	2,049	101	171,683	9,641
Mortgage-backed securities, multifamily	—	—	1,505	299	1	1,505	299
Collateralized mortgage obligations, multifamily	48,811	3,069	770	90	19	49,581	3,159
Asset-backed securities	49,524	1,442	7,297	284	16	56,821	1,726
Obligations of states and political subdivisions	22,695	903	—	—	50	22,695	903
Corporate bonds	100,989	1,440	2,842	158	43	103,831	1,598
Total	$1,028,822	$61,949	$70,541	$5,671	423	$1,099,363	$67,620
Held to Maturity
U.S. government agencies	$14,584	$425	$—	$—	4	$14,584	$425
Mortgage-backed securities, residential	310,639	41,624	8,440	1,532	175	319,079	43,156
Collateralized mortgage obligations, residential	12,067	1,705	—	—	12	12,067	1,705
Mortgage-backed securities, multifamily	4,662	477	—	—	4	4,662	477
Obligations of states and political subdivisions	438,702	85,451	5,260	1,511	381	443,962	86,962
Corporate bonds	2,777	223	—	—	1	2,777	223
Total	$783,431	$129,905	$13,700	$3,043	577	$797,131	$132,948

December 31, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$76,106	$322	$14,670	$467	15	$90,776	$789
Mortgage-backed securities, residential	176,990	1,465	14,582	266	45	191,572	1,731
Collateralized mortgage obligations, residential	86,749	1,429	5,000	59	18	91,749	1,488
Mortgage-backed securities, multifamily	—	—	1,741	75	1	1,741	75
Collateralized mortgage obligations, multifamily	9,083	210	1,072	36	4	10,155	246
Asset-backed securities	14,688	87	—	—	3	14,688	87
Corporate bonds	15,325	(5)	980	20	8	16,305	15
Total	$378,941	$3,508	$38,045	$923	94	$416,986	$4,431
Held to Maturity
Mortgage-backed securities, residential	$340,474	$5,882	$2,376	$107	96	$342,850	$5,989
Collateralized mortgage obligations, multifamily	2,051	2	—	—	1	2,051	2
Obligations of states and political subdivisions	307,827	5,800	—	—	239	307,827	5,800
Total	$650,352	$11,684	$2,376	$107	336	$652,728	$11,791
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

The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

June 30, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$16,418	$—	$—	$—	$—	$16,418
Mortgage-backed securities, residential	363,071	—	—	—	—	363,071
Collateralized mortgage obligations, residential	13,773	—	—	—	—	13,773
Mortgage-backed securities, multifamily	5,139	—	—	—	—	5,139
Obligations of states and political subdivisions	167,667	315,978	1,044	—	55,658	540,347
Corporate bonds	—	—	—	3,000	—	3,000
Total	$566,068	$315,978	$1,044	$3,000	$55,658	$941,748

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$18,672	$—	$—	$—	$—	$18,672
Mortgage-backed securities, residential	370,247	—	—	—	—	370,247
Collateralized mortgage obligations, residential	13,921	—	—	—	—	13,921
Mortgage-backed securities, multifamily	2,710	—	—	—	—	2,710
Obligations of states and political subdivisions	143,777	270,909	1,068	—	833	416,587
Corporate bonds	—	—	—	3,000	—	3,000
Total	$549,327	$270,909	$1,068	$3,000	$833	$825,137
Equity securities at fair value
The Company has an equity securities portfolio, which primarily consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.6 million and $17.4 million at June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, the Company recorded no sales of equity securities or Community Reinvestment funds. The Company recorded fair value losses on equity securities of $364,000 for the second quarter of 2022 and fair value gains of $11,000 for the second quarter of 2021. For the six months ended June 30, 2022 and 2021, the Company recorded fair value losses on equity securities of $849,000 and $133,000, respectively. Fair value gain or loss on equity securities are recorded in noninterest income.
As of June 30, 2022, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2022, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.
The Community Reinvestment funds also included $9.8 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of June 30, 2022. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2022	December 31, 2021
Non-owner occupied commercial	$2,777,003	$2,316,284
Owner occupied commercial	1,179,527	908,449
Multifamily	1,134,938	972,233
Non-owner occupied residential	221,339	177,097
Commercial, industrial and other	657,935	462,406
Construction	370,777	302,228
Equipment finance	134,136	123,212
Residential mortgage	622,417	438,710
Home equity and consumer	310,468	275,529
Total	$7,408,540	$5,976,148
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $18.1 million at June 30, 2022 and $13.9 million at December 31, 2021. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and totaled $3.2 million at June 30, 2022 and $5.8 million at December 31, 2021.
At June 30, 2022 and December 31, 2021, Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $10.4 million and $56.6 million, respectively, and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $248,000 and $184,000, at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had $2.56 billion and $2.30 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB").
The Company transferred approximately $10.1 million of commercial and residential mortgage loans from the loan portfolio to loans held for sale during the three months ended June 30, 2021 and subsequently sold these loans. For the six months ended June 30, 2021, the Company transferred from the loan portfolio to loans held for sale and subsequently sold approximately $15.1 million of commercial and residential mortgage loans. Excluding these loan transfers, there were no other sales of loans from the held for investment portfolio during the six months ended June 30, 2022 and 2021.
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
The following table presents the risk category of loans by class of loan and vintage as of June 30, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$384,345	$391,076	$549,572	$284,618	$202,346	$745,838	$17,575	—	$2,575,370
Watch	—	—	8,411	25,805	23,056	66,973	305	—	124,550
Special mention	—	—	955	14,320	5,678	29,048	—	—	50,001
Substandard	—	—	—	842	135	26,105	—	—	27,082
Total	384,345	391,076	558,938	325,585	231,215	867,964	17,880	—	2,777,003
Owner occupied commercial
Pass	109,598	227,056	183,891	92,936	76,526	338,059	12,757	—	1,040,823
Watch	—	—	9,549	7,135	7,071	32,358	—	—	56,113
Special mention	599	—	—	7,547	3,131	17,285	—	—	28,562
Substandard	—	—	11,147	18,968	2,180	21,734	—	—	54,029
Total	110,197	227,056	204,587	126,586	88,908	409,436	12,757	—	1,179,527
Multifamily
Pass	142,907	227,382	277,456	65,923	96,550	289,520	3,499	170	1,103,407
Watch	—	9	—	—	1,308	4,703	—	—	6,020
Special mention	162	—	2,445	3,904	—	14,234	—	—	20,745
Substandard	—	—	—	—	—	4,766	—	—	4,766
Total	143,069	227,391	279,901	69,827	97,858	313,223	3,499	170	1,134,938
Non-owner occupied residential
Pass	20,118	30,678	22,358	22,310	16,810	74,016	7,787	367	194,444
Watch	—	—	2,536	4,136	3,384	7,584	75	—	17,715
Special mention	—	—	—	627	829	5,852	—	—	7,308
Substandard	—	—	—	—	—	1,822	50	—	1,872
Total	20,118	30,678	24,894	27,073	21,023	89,274	7,912	367	221,339
Commercial, industrial and other
Pass	17,959	67,348	24,424	66,410	14,219	41,999	380,592	973	613,924
Watch	—	1,106	7,300	359	(1)	1,274	14,260	—	24,298
Special mention	—	—	—	2,862	46	2,577	1,238	—	6,723
Substandard	—	96	125	846	5,609	824	5,490	—	12,990
Total	17,959	68,550	31,849	70,477	19,873	46,674	401,580	973	657,935
Construction
Pass	32,411	171,287	77,972	35,700	9,982	5,059	10,322	—	342,733
Watch	—	—	—	999	13,500	—	612	—	15,111
Special mention	250	—	2,227	—	—	—	—	—	2,477
Substandard	—	—	—	—	—	10,456	—	—	10,456
Total	32,661	171,287	80,199	36,699	23,482	15,515	10,934	—	370,777
Equipment finance
Pass	36,420	42,348	25,403	21,294	6,838	1,732	—	—	134,035
Substandard	—	—	—	47	53	1	—	—	101
Total	36,420	42,348	25,403	21,341	6,891	1,733	—	—	134,136
Residential mortgage
Pass	160,644	172,440	113,014	35,930	21,742	116,327	—	—	620,097
Substandard	—	—	—	455	328	1,537	—	—	2,320
Total	160,644	172,440	113,014	36,385	22,070	117,864	—	—	622,417

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Consumer
Pass	27,484	32,985	9,498	4,608	3,780	25,172	205,305	—	308,832
Substandard	33	—	—	—	—	953	650	—	1,636
Total	27,517	32,985	9,498	4,608	3,780	26,125	205,955	—	310,468
Total loans	$932,930	$1,363,811	$1,328,283	$718,581	$515,100	$1,887,808	$660,517	$1,510	$7,408,540
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2021.

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$363,459	$516,131	$295,944	$189,592	$195,733	$562,338	$18,795	—	$2,141,992
Watch	—	—	25,292	14,660	4,641	47,011	130	—	91,734
Special mention	—	458	—	5,749	14,639	6,602	—	—	27,448
Substandard	119	431	332	2,656	8,000	43,572	—	—	55,110
Total	363,578	517,020	321,568	212,657	223,013	659,523	18,925	—	2,316,284
Owner occupied commercial
Pass	209,515	133,292	83,395	54,019	48,850	252,001	8,343	108	789,523
Watch	—	5,757	2,134	900	280	24,873	—	—	33,944
Special mention	—	9,694	21,837	12,632	95	17,851	—	—	62,109
Substandard	5	—	—	2,597	1,299	18,972	—	—	22,873
Total	209,520	148,743	107,366	70,148	50,524	313,697	8,343	108	908,449
Multifamily
Pass	225,060	255,016	72,438	71,366	73,122	207,509	18,161	1,281	923,953
Watch	—	966	—	13,709	854	6,497	—	—	22,026
Special mention	—	2,470	—	—	8,944	2,948	—	—	14,362
Substandard	—	—	5,485	1,321	—	4,987	99	—	11,892
Total	225,060	258,452	77,923	86,396	82,920	221,941	18,260	1,281	972,233
Non-owner occupied residential
Pass	28,476	18,527	16,928	15,695	18,048	51,194	7,288	—	156,156
Watch	—	—	—	—	651	5,057	—	—	5,708
Special mention	—	—	523	837	1,205	284	515	—	3,364
Substandard	—	3,062	510	4,797	988	2,512	—	—	11,869
Total	28,476	21,589	17,961	21,329	20,892	59,047	7,803	—	177,097
Commercial, industrial and other
Pass	100,921	23,940	65,225	11,636	3,808	37,479	191,293	872	435,174
Watch	939	461	446	—	1,378	173	5,056	—	8,453
Special mention	—	—	—	—	1,896	443	1,365	—	3,704
Substandard	101	7,352	—	1,276	496	422	5,428	—	15,075
Total	101,961	31,753	65,671	12,912	7,578	38,517	203,142	872	462,406
Construction
Pass	108,585	84,993	40,847	30,125	23,578	3,654	—	—	291,782
Special mention	—	—	—	—	10,446	—	—	—	10,446
Total	108,585	84,993	40,847	30,125	34,024	3,654	—	—	302,228
Equipment finance
Pass	50,482	30,486	27,626	10,238	3,128	803	—	—	122,763
Substandard	—	—	216	177	56	—	—	—	449
Total	50,482	30,486	27,842	10,415	3,184	803	—	—	123,212
Residential mortgage
Pass	171,442	112,680	27,228	20,784	9,103	96,510	—	—	437,747
Substandard	12	—	—	123	694	134	—	—	963
Total	171,454	112,680	27,228	20,907	9,797	96,644	—	—	438,710

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Consumer
Pass	35,283	10,476	5,358	4,561	3,260	24,888	190,481	34	274,341
Substandard	32	—	—	—	—	630	526	—	1,188
Total	35,315	10,476	5,358	4,561	3,260	25,518	191,007	34	275,529
Total loans	$1,294,431	$1,216,192	$691,764	$469,450	$435,192	$1,419,344	$447,480	$2,295	$5,976,148

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

June 30, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,776,310	$364	$—	$329	$693	$2,777,003
Owner occupied commercial	1,176,764	1,538	928	297	2,763	1,179,527
Multifamily	1,134,938	—	—	—	—	1,134,938
Non-owner occupied residential	220,207	294	230	608	1,132	221,339
Commercial, industrial and other	653,324	76	—	4,535	4,611	657,935
Construction	370,777	—	—	—	—	370,777
Equipment finance	133,686	347	49	54	450	134,136
Residential mortgage	618,384	2,604	—	1,429	4,033	622,417
Consumer	309,404	237	398	429	1,064	310,468
Total	$7,393,794	$5,460	$1,605	$7,681	$14,746	$7,408,540

December 31, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,312,557	$—	$718	$3,009	$3,727	$2,316,284
Owner occupied commercial	905,751	20	—	2,678	2,698	908,449
Multifamily	972,233	—	—	—	—	972,233
Non-owner occupied residential	174,245	—	136	2,716	2,852	177,097
Commercial, industrial and other	461,659	154	—	593	747	462,406
Construction	302,228	—	—	—	—	302,228
Equipment finance	122,923	211	41	37	289	123,212
Residential mortgage	437,574	255	64	817	1,136	438,710
Consumer	274,426	705	135	263	1,103	275,529
Total	$5,963,596	$1,345	$1,094	$10,113	$12,552	$5,976,148

The following tables present information on non-accrual loans at June 30, 2022 and December 31, 2021:

June 30, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$324	$—	$—	$—
Owner occupied commercial	12,587	—	—	12,084
Non-owner occupied residential	839	—	—	462
Commercial, industrial and other	4,882	—	—	288
Equipment finance	112	—	—	—
Residential mortgage	2,249	—	—	210
Consumer	1,168	—	—	—
Total	$22,161	$—	$—	$13,044

December 31, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$3,009	$—	$—	$2,624
Owner occupied commercial	2,810	—	—	2,398
Non-owner occupied residential	2,852	—	—	2,567
Commercial, industrial and other	6,763	—	—	1,122
Equipment finance	43	—	—	—
Residential mortgage	817	—	—	694
Consumer	687	—	1	—
Total	$16,981	$—	$1	$9,405
At June 30, 2022, there were no loans that were past due more than 89 days and still accruing and at December 31, 2021, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing. The Company had $1.7 million and $930,000 in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at June 30, 2022 and December 31, 2021, respectively.
Purchased Credit Deteriorated Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At June 30, 2022, net PCD loans acquired from 1st Constitution totaled $104.7 million.
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

The CARES Act provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. The Consolidated Appropriations Act, 2021 (the "CAA"), which was signed into law on December 27, 2020, extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At June 30, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
At June 30, 2022 and December 31, 2021, TDRs totaled $4.1 million and $3.5 million, respectively. Accruing TDRs totaled $3.2 million and non-accrual TDRs totaled $928,000 at June 30, 2022. Accruing TDRs and non-accrual TDRs totaled $3.3 million and $127,000, respectively, at December 31, 2021. There were no loans that were restructured during the three and six months ended June 30, 2022 and 2021 that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the six months ended June 30, 2022 and 2021.
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
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At June 30, 2022, loans totaling $7.28 billion were evaluated collectively and the allowance on these balances totaled $62.2 million and loans totaling $126.2 million were evaluated on an individual basis with the specific allocations of the allowance for credit losses totaling $6.6 million. Loans evaluated on an individual basis include $105.0 million in PCD loans, which had a specific allowance for credit losses of $3.7 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$67,112	$67,252	$58,047	$71,124
Initial allowance for credit losses on PCD loans	—	—	12,077	—
Charge-offs on PCD loans	—	—	(7,634)	—
Charge-offs	(369)	(1,861)	(539)	(3,132)
Recoveries	510	312	672	519
Net recoveries (charge-offs)	141	(1,549)	(7,501)	(2,613)
Provision (benefit) for credit loss - loans	1,583	(5,314)	6,213	(8,122)
Balance at end of the period	$68,836	$60,389	$68,836	$60,389
The provision for credit losses on loans for the second quarter of 2022 was due to an increase in the baseline estimate due to increased loan balances while the provision for the six months ended June 30, 2022 was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans and the additional charge-offs on PCD loans. The benefit for credit losses for the three and six months ended June 30, 2021, was largely due to an improvement in macroeconomic factors. Charge-offs in the six months ended June 30, 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans. Non-performing loans totaling $5.0 million and $15.1 million were sold during the three and six months ended June 30, 2021, respectively, resulting in net charge-offs of $75,000 and $1.2 million, respectively.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Balance at March 31, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at June 30, 2022
Non-owner occupied commercial	$23,649	$—	$4	$273	$23,926
Owner occupied commercial	6,125	(4)	341	476	6,938
Multifamily	8,300	—	—	141	8,441
Non-owner occupied residential	2,908	—	—	(15)	2,893
Commercial, industrial and other	11,674	(305)	33	(1,313)	10,089
Construction	1,727	—	—	1,210	2,937
Equipment finance	2,459	(24)	64	(246)	2,253
Residential mortgage	5,686	—	—	893	6,579
Consumer	4,584	(36)	68	164	4,780
Total	$67,112	$(369)	$510	$1,583	$68,836

(in thousands)	Balance at March 31, 2021	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at June 30, 2021
Non owner occupied commercial	$23,880	$(1,650)	$1	$(1,325)	$20,906
Owner occupied commercial	4,003	—	9	88	4,100
Multifamily	7,508	—	—	(331)	7,177
Non owner occupied residential	2,883	(3)	11	(299)	2,592
Commercial, industrial and other	12,139	(110)	105	(1,645)	10,489
Construction	1,129	—	42	(137)	1,034
Equipment finance	6,264	(10)	6	(1,140)	5,120
Residential mortgage	3,781	(36)	118	22	3,885
Consumer	5,665	(52)	20	(547)	5,086
Total	$67,252	$(1,861)	$312	$(5,314)	$60,389

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at June 30, 2022
Non-owner occupied commercial	$20,071	$1,312	$(4)	$4	$2,543	$23,926
Owner occupied commercial	3,964	1,137	(38)	351	1,524	6,938
Multifamily	8,309	4	—	—	128	8,441
Non-owner occupied residential	2,380	175	—	14	324	2,893
Commercial, industrial and other	9,891	2,413	(1,128)	78	(1,165)	10,089
Construction	838	6,843	(6,807)	3	2,060	2,937
Equipment finance	3,663	—	(121)	79	(1,368)	2,253
Residential mortgage	3,914	179	—	48	2,438	6,579
Consumer	5,017	14	(75)	95	(271)	4,780
Total	$58,047	$12,077	$(8,173)	$672	$6,213	$68,836

(in thousands)	Balance at December 31, 2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at June 30, 2021
Non owner occupied commercial	$25,910	$(2,243)	$3	$(2,764)	$20,906
Owner occupied commercial	3,955	(78)	17	206	4,100
Multifamily	7,253	—	—	(76)	7,177
Non owner occupied residential	3,321	(212)	13	(530)	2,592
Commercial, industrial and other	13,665	(375)	149	(2,950)	10,489
Construction	786	—	67	181	1,034
Equipment finance	6,552	(104)	17	(1,345)	5,120
Residential mortgage	3,623	(36)	176	122	3,885
Consumer	6,059	(84)	77	(966)	5,086
Total	$71,124	$(3,132)	$519	$(8,122)	$60,389
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at June 30, 2022 and December 31, 2021:

June 30, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$431	$2,725,169	$51,403	$2,777,003	$854	$23,072	$23,926
Owner occupied commercial	15,327	1,132,686	31,514	1,179,527	1,290	5,648	6,938
Multifamily	—	1,131,475	3,463	1,134,938	5	8,436	8,441
Non-owner occupied residential	462	214,394	6,483	221,339	153	2,740	2,893
Commercial, industrial and other	4,979	642,601	10,355	657,935	4,160	5,929	10,089
Construction	—	370,777	—	370,777	—	2,937	2,937
Equipment finance	—	134,136	—	134,136	—	2,253	2,253
Residential mortgage	—	620,981	1,436	622,417	138	6,441	6,579
Consumer	—	310,111	357	310,468	3	4,777	4,780
Total loans	$21,199	$7,282,330	$105,011	$7,408,540	$6,603	$62,233	$68,836

December 31, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$3,063	$2,313,047	$174	2,316,284	$—	$20,071	$20,071
Owner occupied commercial	6,678	901,638	133	908,449	69	3,895	3,964
Multifamily	—	972,233	—	972,233	—	8,309	8,309
Non-owner occupied residential	2,567	174,463	67	177,097	—	2,380	2,380
Commercial, industrial and other	6,537	455,306	563	462,406	4,182	5,709	9,891
Construction	—	302,228	—	302,228	—	838	838
Equipment finance	—	123,212	—	123,212	—	3,663	3,663
Residential mortgage	1,416	437,294	—	438,710	—	3,914	3,914
Consumer	—	275,529	—	275,529	—	5,017	5,017
Total loans	$20,261	$5,954,950	$937	$5,976,148	$4,251	$53,796	$58,047

Allowance for Credit Losses - Securities
At June 30, 2022, the balance of the allowance for credit loss on available for sale and held to maturity securities was $2.8 million and $190,000, respectively. At December 31, 2021, the Company reported an allowance for credit losses on available for sale securities of $83,000 and an allowance for credit losses on held to maturity securities of $181,000.
The allowance for credit losses on securities is summarized in the following tables:

Available for Sale	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$1,267	$144	$83	$2
Provision for credit loss expense	1,535	(123)	2,719	19
Balance at end of the period	$2,802	$21	$2,802	$21

Held to Maturity	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$199	$—	$181	$—
Provision for credit loss expense	(9)	137	9	137
Balance at end of the period	$190	$137	$190	$137
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $8.2 million at June 30, 2022 and $5.3 million and December 31, 2021. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At June 30, 2022 and December 31, 2021, the balance of the allowance for credit losses for off-balance sheet exposures was $3.3 million and $2.3 million, respectively. The Company recorded a provision for credit losses on off-balance-sheet exposures in other operating expense of $535,000 for the second quarter of 2022 and a benefit for credit losses on off-balance-sheet exposures of $659,000 for the second quarter of 2021. For the six months ended June 30, 2022, the Company recorded a provision for credit losses on off-balance-sheet exposures in other operating expense of $975,000 and a benefit for credit losses on off-balance-sheet exposures of $635,000 for the same period in 2021.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At June 30, 2022, the Company had lease liabilities totaling $27.6 million and right-of-use assets totaling $26.2 million related to these leases. At December 31, 2021, the Company had lease liabilities totaling $16.5 million and right-of-use assets totaling $15.2 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the six months ended June 30, 2022, the weighted average remaining lease term for operating leases was 11.91 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.02%. At December 31, 2021, the weighted average remaining lease term for operating leases was 9.16 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.

As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,242	$829	$2,468	$1,658
Short-term lease cost	7	—	18	—
Variable lease cost	17	23	33	45
Sublease income	$(32)	$(30)	(64)	(61)
Net lease cost	$1,234	$822	$2,455	$1,642
The table below presents other information on the Company's operating leases for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,985	$1,446
Right-of-use assets obtained in exchange for new operating lease liabilities	89	109
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2022 or June 30, 2021. At June 30, 2022, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2022 are as follows:

(in thousands)
Within one year	$4,833
After one year but within three years	8,317
After three years but within five years	5,508
After five years	15,094
Total undiscounted cash flows	33,752
Discount on cash flows	(6,113)
Total operating lease liabilities	$27,639
Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	June 30, 2022		December 31, 2021

Noninterest-bearing demand	$2,330,550	27.4%	$1,732,452	24.9%
Interest-bearing checking	2,620,349	30.8%	2,219,658	31.9%
Money market	1,639,001	19.3%	1,577,385	22.6%
Savings	1,147,862	13.5%	677,101	9.7%
Certificates of deposit $250 thousand and under	620,720	7.3%	623,393	8.9%
Certificates of deposit over $250 thousand	143,322	1.7%	135,834	2.0%
Total deposits	$8,501,804	100.0%	$6,965,823	100.0%
At June 30, 2022 and December 31, 2021, certificates of deposit obtained through brokers totaled $76.3 million and $114.3 million, respectively. Brokered deposits are included in certificates of deposit $250,000 and under in the Consolidated Balance Sheets.

Note 9 – Borrowings
Overnight and Short-Term Borrowings
At June 30, 2022, the Company had $330.0 million overnight and short-term borrowings from the FHLB and none at December 31, 2021. In addition, Lakeland had no overnight and short-term borrowings from correspondent banks at June 30, 2022 and December 31, 2021. At June 30, 2022, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2022 or December 31, 2021.
Other short-term borrowings at June 30, 2022 and December 31, 2021 consisted of short-term securities sold under agreements to repurchase of $102.2 million and $106.5 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of June 30, 2022, the Company had $110.4 million in agency and mortgage-backed securities pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
The Company had one advance from the FHLB, which totaled $25.0 million at both June 30, 2022 and December 31, 2021, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties.
Subordinated Debentures
On January 6, 2022, the Company acquired $18.0 million of fixed to floating subordinated notes in connection with the 1st Constitution acquisition with a fair value of $14.7 million. The notes were dated June 15, 2006 and pay interest at a rate of LIBOR plus a spread of 165 basis points which resets quarterly until maturity on June 15, 2036 or earlier redemption.
The Company completed an offering of $150.0 million of fixed to floating rate subordinated notes on September 15, 2021, due on September 15, 2031. The notes bear interest at a rate of 2.875% per annum until September 15, 2026, and will then reset quarterly to benchmark rate, which is expected to be the three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 220 basis points. The debt is included in Tier 2 capital for the Company.
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
Restricted Stock
The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2022	16,035	$13.72
Granted	17,722	19.74
Vested	(16,035)	13.72
Outstanding, June 30, 2022	17,722	$19.74
In the first six months of 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $350,000 over a one year period. In the first six months of 2021, the Company granted 16,035 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $220,000 over such period.

The Company recognized share-based compensation expense on its restricted stock of $88,000 for both the second quarter of 2022 and 2021, respectively, and $175,000 and $176,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was unrecognized compensation cost of $175,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.55 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2022	591,342	$16.64
Granted	313,754	18.00
Vested	(194,470)	16.67
Forfeited	(2,885)	17.64
Outstanding, June 30, 2022	707,741	$17.24
In the first six months of 2022, the Company granted 313,754 RSUs under the Plan at a weighted average grant date fair value of $18.00 per share. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the applicable RSU agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.9 million per year over a three-year period. In the first six months of 2021, the Company granted 368,516 RSUs under the Plan at a weighted average grant date fair value of $16.92 per share. Compensation expense on these RSUs is expected to average approximately $2.1 million per year over a three-year period.
For the second quarter of 2022 and 2021, the Company recognized share-based compensation expense on RSUs of $1.1 million and $901,000, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. Unrecognized compensation expense related to RSUs was approximately $8.2 million as of June 30, 2022, and that cost is expected to be recognized over a period of 1.56 years.
Stock Options
At June 30, 2022 and December 31, 2021, there were no stock options outstanding under the Plan. There were no stock option grants in the first six months of 2022 or 2021. There were no stock options exercised during the second quarter of 2022 and the 2,764 stock options exercised during the first six months of 2021 resulted in $19,000 in cash receipts.
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
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Deposit-Related Fees and Charges
Debit card interchange income	$1,737	$1,608	$3,309	$3,018
Overdraft charges	756	551	1,525	1,138
ATM service charges	208	172	379	315
Demand deposit fees and charges	(7)	100	87	241
Savings service charges	17	14	37	29
Total deposit-related fees and charges	2,711	2,445	5,337	4,741
Commissions and fees
Loan fees	781	484	1,590	991
Wire transfer charges	525	375	982	750
Investment services income	700	474	1,105	837
Merchant fees	302	258	553	459
Commissions from sales of checks	91	75	175	153
Safe deposit income	99	79	153	158
Other income	50	42	87	89
Total commissions and fees	2,548	1,787	4,645	3,437
Gains on sales of loans	715	607	2,141	1,315
Other income
Gains on customer swap transactions	399	72	399	634
Title insurance income	2	31	2	44
Other income	519	81	788	163
Total other income	920	184	1,189	841
Revenue not from contracts with customers	169	246	531	694
Total Noninterest Income	$7,063	$5,269	$13,843	$11,028
Timing of Revenue Recognition:
Products and services transferred at a point in time	6,894	5,019	13,312	10,311
Products and services transferred over time	—	4	—	23
Revenue not from contracts with customers	169	246	531	694
Total Noninterest Income	$7,063	$5,269	$13,843	$11,028

Note 12 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Consulting and advisory board fees	927	831	1,981	1,354
ATM and debit card expense	709	611	1,366	1,215
Telecommunications expense	564	517	1,146	1,039
Marketing expense	760	427	1,157	745
Core deposit intangible amortization	593	221	1,189	447
Other operating expenses	4,335	3,085	8,430	5,993
Total other operating expenses	$7,888	$5,692	$15,269	$10,793
Note 13 – Comprehensive Income
The components of other comprehensive income are as follows:

	For the Three Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized (losses) gains on available for sale securities arising during the period:	$(26,758)	$7,070	$(19,688)	$9,738	$(2,619)	$7,119
Reclassification adjustment for securities gains arising during the period	—	—	—	(9)	3	(6)
Net unrealized (losses) gains	(26,758)	7,070	(19,688)	9,729	(2,616)	7,113
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(203)	55	(148)	—	—	—
Unrealized gains on derivatives	—	—	—	68	(145)	(77)
Other comprehensive (loss) gains, net	$(26,961)	$7,125	$(19,836)	$9,797	$(2,761)	$7,036

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period:	$(68,722)	$18,069	$(50,653)	$(8,899)	$2,883	$(6,016)
Reclassification adjustment for securities gains arising during the period	—	—	—	(9)	3	(6)
Net unrealized losses	(68,722)	18,069	(50,653)	(8,908)	2,886	(6,022)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(379)	96	(283)	—	—	—
Unrealized gains on derivatives	—	—	—	135	(165)	(30)
Other comprehensive loss, net	$(69,101)	$18,165	$(50,936)	$(8,773)	$2,721	$(6,052)
The following tables show the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented, net of tax:

	For the Three Months Ended June 30, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(30,220)	$2,384	$(27,836)
Net current period other comprehensive loss	(19,688)	(148)	(19,836)
Ending balance	$(49,908)	$2,236	$(47,672)

	For the Three Months Ended June 30, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$(1,733)	$72	$(30)	$(1,691)
Net current period other comprehensive income (loss)	7,119	(77)	—	7,042
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	(6)
Net current period other comprehensive income (loss)	7,113	(77)	—	7,036
Ending balance	$5,380	$(5)	$(30)	$5,345

	For the Six Months Ended June 30, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$745	$2,519	$3,264
Net current period other comprehensive loss	(50,653)	(283)	(50,936)
Ending balance	$(49,908)	$2,236	$(47,672)

	For the Six Months Ended June 30, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$11,402	$25	$(30)	$11,397
Net current period other comprehensive loss	(6,016)	(30)	—	(6,046)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	(6)
Net current period other comprehensive loss	(6,022)	(30)	—	(6,052)
Ending balance	$5,380	$(5)	$(30)	$5,345
Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $4.9 million and $55.1 million in investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at June 30, 2022 and December 31, 2021, respectively.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company was paying a third party an average of 1.10% in exchange for a payment at the 3 month LIBOR rate. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured. The Company reclassified $69,000 of accumulated other comprehensive loss into interest expense for the second quarter of 2021 and $134,000 first six months of 2021. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments are made on the Company’s debt.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$790,426	7.3	3.53%	1 Mo. LIBOR + 2.06	$61,569
Customer interest rate swaps	101,045	9.0	4.81%	1 Mo. LIBOR + 1.69	2,249
Classified in Other Liabilities:
Customer interest rate swaps	$790,426	7.3	3.53%	1 Mo. LIBOR + 2.06	$(61,569)
Third Party interest rate swaps	101,045	9.0	4.81%	1 Mo. LIBOR + 1.69	(2,249)

December 31, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$9,847
Customer interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	33,952
Classified in Other Liabilities:
Customer interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	(9,847)
Third party interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	(33,952)
Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at June 30, 2022 and $156.3 million at December 31, 2021. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three and six months ended June 30, 2022, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2022 and 2021.
The Company had core deposit intangibles of $10.2 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded core deposit intangible of $9.0 million in connection with the 1st Constitution acquisition. Amortization of core deposit intangible totaled $593,000 and $221,000 for the second quarters of 2022 and 2021, respectively, and $1.2 million and $447,000 for the six months ended June 30, 2022 and 2021, respectively. The estimated future amortization expense for the remainder of 2022 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2022	$1,162
2023	2,029
2024	1,737
2025	1,465
2026	1,193
2027	955

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

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2022 and during 2021, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$167,185	$202,866	$—	$370,051
Mortgage-backed securities, residential	—	340,337	—	340,337
Collateralized mortgage obligations, residential	—	172,307	—	172,307
Mortgage-backed securities, multifamily	—	1,505	—	1,505
Collateralized mortgage obligations, multifamily	—	49,620	—	49,620
Asset-backed securities	—	59,862	—	59,862
Obligations of states and political subdivisions	—	23,025	—	23,025
Corporate bonds	—	122,707	—	122,707
Total investment securities, available for sale	167,185	972,229	—	1,139,414
Equity securities, at fair value	—	17,594	—	17,594
Derivative assets	—	63,818	—	63,818
Total Assets	$167,185	$1,053,641	$—	$1,220,826
Liabilities:
Derivative liabilities	$—	$63,818	$—	$63,818
Total Liabilities	$—	$63,818	$—	$63,818

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$104,861	$98,526	$—	$203,387
Mortgage-backed securities, residential	—	237,975	—	237,975
Collateralized mortgage obligations, residential	—	191,291	—	191,291
Mortgage-backed securities, multifamily	—	1,741	—	1,741
Collateralized mortgage obligations, multifamily	—	32,519	—	32,519
Asset-backed securities	—	52,584	—	52,584
Corporate bonds	—	50,459	—	50,459
Total investment securities, available for sale	104,861	665,095	—	769,956
Equity securities, at fair value	—	17,368	—	17,368
Derivative assets	—	43,799	—	43,799
Total Assets	$104,861	$726,262	$—	$831,123
Liabilities:
Derivative liabilities	$—	$43,799	$—	$43,799
Total Liabilities	$—	$43,799	$—	$43,799

Non-Recurring Fair Value Measurements
The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or fair value. Fair value is generally determined by the value of purchase commitments.
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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At June 30, 2022 and December 31, 2021, the Company had no OREO or other repossessed assets.
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
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2022
Assets:
Individually evaluated loans	$—	$—	$6,003	$6,003
December 31, 2021
Assets:
Individually evaluated loans	$—	$—	$7,113	$7,113
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
The estimation methodologies used, the estimated fair values and recorded book balances at June 30, 2022 and December 31, 2021, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$16,418	$16,006	$—	$16,006	$—
Mortgage-backed securities, residential	363,071	319,938	—	319,938	—
Collateralized mortgage obligations, residential	13,773	12,068	—	12,068	—
Mortgage-backed securities, multifamily	5,139	4,662	—	4,662	—
Obligations of states and political subdivisions	540,326	453,381	—	453,381	—
Corporate bonds	2,831	2,608	—	2,608	—
Total investment securities, held to maturity	$941,558	$808,663	$—	$808,663	$—
Federal Home Loan Bank and other membership bank stocks	25,647	25,647	—	25,647	—
Loans, net	7,339,704	7,343,386	—	—	7,343,386
Financial Liabilities:
Certificates of deposit	764,042	739,857	—	739,857	—
Other borrowings	25,000	23,419	—	23,419	—
Subordinated debentures	194,027	168,691	—	—	168,691

December 31, 2021	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$18,672	$18,965	$—	$18,965	$—
Mortgage-backed securities, residential	370,247	364,976	—	364,976	—
Collateralized mortgage obligations, residential	13,921	14,089	—	14,089	—
Mortgage-backed securities, multifamily	2,710	2,734	—	2,734	—
Obligations of states and political subdivisions	416,566	411,576	—	410,744	832
Corporate bonds	2,840	2,871	—	2,871	—
Total investment securities, held to maturity	824,956	815,211	—	814,379	832
Federal Home Loan Bank and other membership bank stocks	9,049	9,049	—	9,049	—
Loans, net	5,918,101	5,900,876	—	—	5,900,876
Financial Liabilities:
Certificates of deposit	759,227	753,483	—	753,483	—
Other borrowings	25,000	24,604	—	24,604	—
Subordinated debentures	179,043	175,243	—	—	175,243
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Statements Regarding Forward Looking Information
The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for credit losses), corporate objectives and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements. Accordingly, you should not put undue reliance on forward-looking statements.
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, as updated by the Company's subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; government responses to the COVID-19 pandemic; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; changes in federal and state tax laws; government intervention in the U.S. financial system; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; failure to realize anticipated efficiencies and synergies from the merger of 1st Constitution Bancorp into Lakeland Bancorp and the merger of 1st Constitution Bank into Lakeland Bank; and unanticipated expenses, including litigation expenses, related to the merger.

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
Financial Overview
For the second quarter of 2022, the Company reported net income of $29.1 million and earnings per diluted share of $0.44 compared to net income of $27.4 million and earnings per diluted share of $0.53 for the second quarter of 2021. For the second quarter of 2022, annualized return on average assets was 1.15%, annualized return on average common equity was 10.71% and annualized return on average tangible common equity was 14.45% compared to 1.41%, 14.07%, and 17.67%, respectively, for the second quarter of 2021.
For the six months ended June 30, 2022, the Company reported net income of $45.0 million, compared to $50.6 million for the same period in 2021. For the six months ended June 30, 2022, the Company reported earnings per diluted share of $0.69 compared to $0.98 earnings per diluted share reported for the first six months of 2021. For the first six months of 2022, annualized return on average assets was 0.89%, annualized return on average common equity was 8.31%, and annualized return on average tangible common equity was 11.16% compared to 1.32%, 13.15% and 16.55%, respectively, for the same period in 2021.
The second quarter and year-to-date 2022 results were negatively impacted by provision for credit losses of $3.6 million and $9.9 million, respectively, compared to a benefit of $6.0 million and $8.6 million for the same periods last year. The benefit for credit losses in 2021 was due primarily to an improvement in forecasted macroeconomic conditions, following the initial impacts of COVID-19 in 2020, a reduction in non-performing assets and continued strength in asset quality.
Net interest margin for the second quarter of 2022 of 3.38% increased 11 basis points compared to the second quarter of 2021 and increased 36 basis points compared to the linked first quarter 2022. Net interest margin for the six months ended June 30, 2022 was 3.20% as compared to 3.23% for the same period in 2021. The increase in net interest margin compared to the second quarter of 2021 was due primarily to an increase in the volume of interest-earning assets, an increase in yields on interest-earning assets and a decrease in the cost of interest-bearing liabilities, while the decrease in the net interest margin in the year-to-date periods was due to lower yields on interest-earning assets.
Total loans, net of deferred fees, increased $1.43 billion to $7.41 billion during the first six months of 2022 and included loans totaling $1.10 billion acquired in the Company's acquisition of 1st Constitution. Total deposits increased $1.54 billion, or 22%, during the first six months of 2022, to $8.50 billion and includes deposits of $1.65 billion acquired from 1st Constitution.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021
Net Income
Net income was $29.1 million or $0.44 per diluted share, for the second quarter of 2022 compared to net income of $27.4 million or $0.53 per diluted share, for the second quarter of 2021. The increase in net income compared to the second quarter of 2021 was due primarily to an increase of $20.6 million in net interest income, partially offset by an increase in noninterest expense of $11.0 million and a provision for credit losses of $3.6 million, which compared to a negative provision of $6.0 million recorded in the second quarter of 2021.
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
Net interest income on a tax equivalent basis for the second quarter of 2022 was $80.7 million, compared to $59.9 million for the second quarter of 2021. The net interest margin increased 11 basis points to 3.38% in the second quarter of 2022 from 3.27% in the second quarter of 2021. The increase in net interest income compared to the second quarter of 2021 was due primarily to growth of loans and investment securities and higher loan prepayment fees and non-accrual interest recoveries during the second quarter of 2022.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended June 30, 2022 and June 30, 2021 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$7,229,175	$76,973	4.22%	$6,080,408	$60,529	3.99%
Taxable investment securities and other	1,827,450	8,284	1.81%	938,632	4,029	1.72%
Tax-exempt securities	360,749	1,825	2.02%	127,454	798	2.50%
Federal funds sold (2)	171,022	235	0.55%	196,458	52	0.11%
Total interest-earning assets	9,588,396	87,317	3.61%	7,342,952	65,408	3.57%
Noninterest-earning assets:
Allowance for credit losses	(68,199)			(67,358)
Other assets	671,943			508,791
Total Assets	$10,192,140			$7,784,385

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$1,153,591	$507	0.18%	$639,540	$84	0.05%
Interest-bearing transaction accounts	4,369,067	3,542	0.33%	3,495,610	2,805	0.32%
Time deposits	803,421	780	0.39%	880,079	1,349	0.61%
Federal funds purchased	27,451	125	1.81%	330	—	0.45%
Securities sold under agreements to repurchase	102,791	25	0.10%	84,995	16	0.08%
Long-term borrowings	218,958	1,654	2.99%	140,162	1,247	3.52%
Total interest-bearing liabilities	6,675,279	6,633	0.40%	5,240,716	5,501	0.42%
Noninterest-bearing liabilities:
Demand deposits	2,310,702			1,660,825
Other liabilities	115,546			101,545
Stockholders' equity	1,090,613			781,299
Total Liabilities and Stockholders’ Equity	$10,192,140			$7,784,385
Net interest income/spread		80,684	3.22%		59,907	3.15%
Tax equivalent basis adjustment		382			167
Net Interest Income		$80,302			$59,740
Net interest margin (3)			3.38%			3.27%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $21.9 million to $87.3 million in the second quarter of 2022 from $65.4 million in the second quarter of 2021. Average loans increased $1.15 billion to $7.23 billion in the second quarter of 2022 compared to $6.08 billion in the second quarter of 2021, due to the acquisition of 1st Constitution. The yield earned on loans increased by 23 basis points to 4.22% in the second quarter of 2022 from the second quarter of 2021 due primarily to the increase in market rates. Total average taxable investment securities increased $888.8 million to $1.83 billion for the second quarter of 2022 from the second quarter of 2021, while average tax-exempt securities increased $233.3 million to $360.7 million for the same periods, due to the acquisition of 1st Constitution and purchases of investment securities. The yield on average taxable investment securities increased nine basis points from the second quarter of 2021 to 1.81% for the second quarter of 2022, while the yield on average tax-exempt investment securities decreased 48 basis points to 2.02% due to declines in market conditions during the period and an increase in bond anticipation note purchases at lower rates. Average federal funds sold in the second quarter of 2022 decreased $25.4 million compared to the second quarter of 2021, while the yield increased 44 basis points to 0.55% for the second quarter of 2022 as short-term market rates have risen in 2022.
Total interest expense of $6.6 million in the second quarter of 2022 increased by $1.1 million from the $5.5 million reported for the same period in 2021. The cost of average interest-bearing liabilities decreased from 0.42% in the second quarter of 2021 to 0.40% in the second quarter of 2022, largely driven by the reduction in the cost of long-term borrowings on the Company's subordinated notes and lower interest-bearing deposit costs. Total interest-bearing deposits increased by $1.31 billion from the second quarter of 2021 to $6.33 billion, while the cost of interest-bearing deposits decreased three basis points. For the second quarter of 2022, lower cost savings and interest bearing transaction account average balances increased $514.1 million and $873.5 million, respectively, when compared to the same period in 2021, while higher cost average time deposits decreased $76.7 million. Additionally, in September 2021 the Company issued $150.0 million Fixed-to-Floating Rate Subordinated Notes at a fixed rate of 2.875% and redeemed $75.0 million of its outstanding 5.125% Fixed-to-Floating Rate Subordinated Notes, which contributed to a decrease in the average cost of long-term borrowings of 53 basis points, to 2.99% in the second quarter of 2022 from 3.52% in the second quarter of 2021. Partially offsetting the impact of the decline in the cost of funds was a growth in average interest-bearing liabilities of $1.43 billion during the same period.
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
In the second quarter of 2022, a $3.6 million provision for credit losses was recorded, compared to a $6.0 million benefit for credit losses for the same period last year. The provision is comprised of a provision for credit losses on loans of $1.6 million, a provision for credit losses on securities of $1.5 million and a provision on off-balance-sheet exposures of $535,000. The increase in the provision for credit losses on loans was related to a deterioration of macroeconomic factors. The provision for credit losses on securities during the second quarter of 2022 was primarily due to increased unrealized losses on lower credit rated securities within our portfolio resulting from a rise in market interest rates. The Company recorded loan charge-offs of $369,000 and recoveries on loans of $510,000 in the second quarter of 2022 compared to loan charge-offs of $1.9 million and loan recoveries of $312,000 in the second quarter of 2021. For more information, see Note 6 in Notes to the Consolidated Statements in this Form 10-Q.
Noninterest Income
Noninterest income increased $1.8 million to $7.1 million for the second quarter of 2022 compared to $5.3 million during the same period in 2021. Commissions and fees increased $800,000 from the second quarter of 2021 due primarily to increases in wire transfer charges and financial services income. Other income increased $500,000 from the second quarter of 2021 to the second quarter of 2022 due to reductions in write-downs on premises and equipment as well as recoveries on loans charged off from prior acquisitions. Service charges on deposit accounts increased $266,000 compared to the second quarter of 2021 due primarily to increases in debit card interchange income. Losses on equity securities totaled $364,000 in the three months ended June 30, 2022 compared to gains of $11,000 in the same period of 2021, due to the increase in long-term market rates which decreased the fair value of the securities underlying the CRA funds. The Company recorded swap income in the second quarter of 2022 and 2021 of $399,000 and $72,000, respectively, because changes in the yield curve increased the demand for swap transactions.

Noninterest Expense
Noninterest expense in the second quarter of 2022 totaled $45.1 million compared to $34.1 million for the same quarter of 2021, an increase of $11.0 million. Compensation and employee benefits increased $6.5 million to $26.9 million in the second quarter of 2022 due primarily to increase in compensation and employee benefits resulting primarily from additions to our staff from the 1st Constitution merger and normal merit increases. The Company recorded premises and equipment expense of $7.7 million in the second quarter of 2022 and $6.1 million in the second quarter of 2021, an increase of $1.6 million due primarily to increases in occupancy expense related to the 1st Constitution branches. Data processing expense increased $592,000 due to increases related to the expansion of our franchise as a result of the 1st Constitution merger. Core deposit intangible amortization was $593,000 and $221,000, for the second quarter of 2022 and 2021, respectively, increasing due to the core deposit intangible recorded on the 1st Constitution acquisition. Other operating expenses, excluding core deposit amortization expense, increased $1.8 million in the second quarter of 2022 compared to the same period in 2021 due primarily to increased consulting fees, appraisal fees, marketing and insurance expense.
The Company’s efficiency ratio, a non-GAAP financial measure, was 50.69% in the second quarter of 2022, compared to 51.98% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
(dollars in thousands)	2022	2021

Total noninterest expense	$45,068	$34,097
Less:
Amortization of core deposit intangibles	593	221
Noninterest expense, as adjusted	$44,475	$33,876

Net interest income	$80,302	$59,740
Noninterest income	7,063	5,269
Total revenue	87,365	65,009
Tax-equivalent adjustment on municipal securities	382	167
Less:
Gains on sales of investment securities	—	9
Total revenue, as adjusted	$87,747	$65,167
Efficiency ratio	50.69%	51.98%
Income Tax Expense
The effective tax rate in the second quarter of 2022 was 24.7% compared to 25.7% during the same period in 2021 primarily as a result of tax advantaged items increasing as a percentage of pretax income.
Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021
Net Income
Net income was $45.0 million, or $0.69 per diluted share, for the first six months of 2022 compared to net income of $50.6 million, or $0.98 per diluted share, for the first six months of 2021. Net income decreased primarily as a result of increases of $27.0 million in noninterest expense and $18.5 million in provision for credit losses, partially offset by a $34.2 million increase in net interest income.
Net interest income on a tax equivalent basis for the first six months of 2022 was $151.4 million, compared to $116.8 million for the first six months of 2021. The increase in net interest income was due primarily to an increase in the volume of interest-earning assets and loan yields, as well as a reduction in the cost of interest-bearing deposits. The net interest margin of 3.20% in the first six months of 2022 decreased from 3.23% for the same period in 2021, primarily due to a decrease in the yield on investment securities. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the six months ended June 30, 2022 and June 30, 2021 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$7,125,893	$144,782	4.05%	$6,085,057	$119,307	3.95%
Taxable investment securities and other	1,751,429	14,994	1.71%	910,187	8,010	1.76%
Tax-exempt securities	352,926	3,473	1.97%	124,769	1,573	2.52%
Federal funds sold (2)	316,327	417	0.27%	166,843	89	0.11%
Total interest-earning assets	9,546,575	163,666	3.42%	7,286,856	128,979	3.57%
Noninterest-earning assets:
Allowance for credit losses	(69,111)			(69,767)
Other assets	687,973			527,625
TOTAL ASSETS	$10,165,437			$7,744,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$1,142,536	$990	0.17%	$622,331	$162	0.05%
Interest-bearing transaction accounts	4,384,215	6,208	0.28%	3,442,116	5,672	0.33%
Time deposits	841,214	1,670	0.40%	962,042	3,528	0.73%
Federal funds purchased	13,801	125	1.81%	4,586	8	0.36%
Securities sold under agreements to repurchase	103,707	45	0.09%	74,855	31	0.08%
Long -term borrowings	218,474	3,209	2.00%	141,703	2,780	2.54%
Total interest-bearing liabilities	6,703,947	12,247	0.37%	5,247,633	12,181	0.47%
Noninterest-bearing liabilities:
Demand deposits	2,252,693			1,603,714
Other liabilities	115,549			117,559
Stockholders' equity	1,093,248			775,808
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,165,437			$7,744,714
Net interest income/spread		151,419	3.05%		116,798	3.10%
Tax equivalent basis adjustment		729			330
NET INTEREST INCOME		$150,690			$116,468
Net interest margin (3)			3.20%			3.23%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

On a tax equivalent basis, interest income increased $34.7 million, or 27%, from $129.0 million in the first six months of 2021 to $163.7 million in the first six months of 2022. The increase in interest income was primarily due to growth in the volume of interest-earning assets and yields on loans, partially offset by a decrease in the rate earned on investment securities. Average loans increased $1.04 billion compared to the first six months of 2021, due to the acquisition of 1st Constitution. The yield on average loans of 4.05% in the first six months of 2022 was 10 basis points higher than the same period in 2021. Average taxable and tax-exempt investment securities increased $841.2 million and $228.2 million, respectively, for the first six months of 2022 compared to the same period in 2021 due to the acquisition of 1st Constitution. The yield on average taxable and tax-exempt investment securities decreased five basis points and 55 basis points, respectively, due to market conditions. Average federal funds sold increased $149.5 million in the first six months of 2022 compared to the same period in 2021, while the yield on federal funds sold increased 16 basis points.
Total interest expense of $12.2 million in the first six months of 2022 was $66,000 less than the interest expense reported for the same period in 2021. Total average interest-bearing liabilities increased $1.46 billion, while the cost of average interest-bearing liabilities decreased from 0.47% in the first six months of 2021 to 0.37% in the first six months of 2022. The increase in the balance was due to the acquisition of deposits from 1st Constitution. Rates paid decreased in almost all categories of interest-bearing liabilities. The cost of long-term borrowings, time deposits and interest-bearing transaction accounts decreased by 54 basis points, 33 basis points and five basis points, respectively, while the cost of overnight borrowings increased 145 basis points compared to the first six months of 2021.
Provision for Credit Losses
In the first six months of 2022, a $9.9 million provision for credit losses was recorded, compared to a $8.6 million benefit for the same period last year. As of June 30, 2022, the provision was comprised of a provision for credit losses on loans of $6.2 million, a provision for credit losses on securities of $2.7 million and a provision for off-balance-sheet exposures of $975,000. In addition, the Company recorded an initial allowance for credit losses of $12.1 million on purchased credit deteriorated loans acquired from 1st Constitution. The benefit for credit losses on loans in the six months ended June 30, 2021 was comprised of a benefit for credit losses on loans of $8.1 million, a provision for credit losses on securities of $156,000 and a benefit for off-balance-sheet exposures of $635,000. The increase in the provision recorded for loans and off-balance-sheet exposures in 2022 was due primarily to deterioration of the macroeconomic factors used in calculating the provision. The provision for credit losses on securities during the six months of 2022 was primarily due to increased unrealized losses on lower credit rated securities within the investment portfolio. The increase in unrealized losses in 2022 was primarily due to the rise in market interest rates, which caused decreases in the fair values of investment securities available for sale. The Company charged off $7.6 million of purchased credit deteriorated loans acquired from 1st Constitution in first six months of 2022. In addition, charge-offs totaled $539,000 and recoveries totaled $672,000 in the first six months of 2022 compared to $3.1 million and $519,000, respectively, in the first six months of 2021. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
Noninterest income of $13.8 million in the first six months of 2022 increased by $2.8 million from $11.0 million in the first six months of 2021 due primarily to increases in service charges on deposit accounts, commissions and fees and other income. Service charges on deposit accounts increased $596,000 compared to the first six months of 2021 due to an increase in debit card income, while commissions and fees increased $1.3 million due primarily to increases in wire transfer charges and financial services income. Gains on sales of loans increased $826,000 driven primarily by an increase in sale volume of residential mortgages. Losses on equity securities totaled $849,000 and $133,000 in the first six months of 2022 and 2021, respectively. Other income increased $672,000 in 2022 due primarily to reductions in write-downs on premises and recoveries on loans charged off from prior acquisitions.
Noninterest Expense
Noninterest expense in the first six months of 2022 totaled $95.0 million, increasing $27.0 million from the $68.0 million reported for the first six months of 2021. Compensation and employee benefit expense and premises and equipment expense increased $13.7 million and $3.3 million, respectively, compared to the first six months of 2021 due to the increases in staff and premises from the 1st Constitution acquisition. FDIC insurance expense remained flat at $1.3 million for the first six months of 2022 and 2021. The first six months of 2022 included $4.6 million in merger related costs for the completed acquisition of 1st Constitution Bancorp. Other operating expenses increased $4.5 million in the first six months of 2022 compared to the same period in 2021. Included in the increase in other operating expenses are increases in core deposit intangible amortization, consulting, and marketing expense, which increased $742,000, $627,000 and $412,000, respectively, compared to the first six months of 2021. The Company’s efficiency ratio, a non-GAAP financial measure, was 54.01% in the first six months of 2022, compared to 52.85% for the same period in 2021. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021

Total noninterest expense	$95,027	$68,000
Less:
Amortization of core deposit intangibles	1,189	447
Merger-related expenses	4,585	—
Noninterest expense, as adjusted	$89,253	$67,553

Net interest income	$150,690	$116,468
Noninterest income	13,843	11,028
Total revenue	164,533	127,496
Tax-equivalent adjustment on municipal securities	729	330
Less:
Gains on sales of investment securities	—	9
Total revenue, as adjusted	$165,262	$127,817
Efficiency ratio	54.01%	52.85%
Income Tax Expense
The effective tax rate in the first six months of 2022 was 24.4% compared to 25.7% during the same period last year due primarily to tax advantaged items declining as a percentage of pretax income resulting from the increase in pretax income during the current period.
Financial Condition
The Company’s total assets increased $2.18 billion from December 31, 2021, to $10.37 billion at June 30, 2022. Total loans, net of deferred fees, were $7.41 billion, an increase of $1.43 billion, or 24% from $5.98 billion at December 31, 2021. Total deposits were $8.50 billion, an increase of $1.54 billion, or 22%, from December 31, 2021, while total borrowings increased $340.7 million to $651.2 million at June 30, 2022.
With the completion of the 1st Constitution merger in January 2022, the Company recorded the assets acquired and the liabilities assumed in the acquisition at their estimated fair values as of the acquisition date. Total assets, total loans and total deposits acquired were $1.97 billion, $1.10 billion and $1.65 billion, respectively.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $7.41 billion at June 30, 2022, an increase of $1.43 billion as compared to December 31, 2021 and included $1.10 billion of loans acquired from 1st Constitution. Excluding the impact of the 1st Constitution acquisition, loans increased $337.1 million or 6%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Non-performing assets, including non-accrual PCD loans, increased $5.2 million from $17.0 million at December 31, 2021 to $22.2 million at June 30, 2022. Owner occupied commercial non-accrual loans increased $9.8 million due to one loan, while residential non-accrual loans increased by $1.4 million. Other non-accrual loan categories decreased by a total of $6.6 million as the Company exited three larger loan relationships. The percentage of non-performing assets to total assets was 0.21% at June 30, 2022 compared to 0.21% at December 31, 2021. Non-accrual loans at June 30, 2022 included three loan relationships with a balance of $1 million or greater, totaling $15.9 million and two loan relationships between $500,000 and $1.0 million, totaling $1.8 million. At June 30, 2022, there were no loans that were past due more than 89 days and still accruing and at December 31, 2021, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing.
On June 30, 2022 and December 31, 2021, the Company had $3.2 million and $3.3 million, respectively, in loans that were TDRs and accruing interest income. These loans are expected to be able to perform under the modified terms of the loan. At June 30, 2022 and December 31, 2021, the Company had $928,000 and $127,000, respectively, in TDRs that were included in non-accrual loans.
At June 30, 2022 and December 31, 2021, the Company had $93.4 million and $102.3 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at June 30, 2022, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for credit losses on loans
The Company accounts for the allowance for credit losses using Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.
The overall balance of the allowance for credit losses on loans of $68.8 million at June 30, 2022 increased $10.8 million from December 31, 2021, an increase of 19% due primarily to a day one PCD allowance of $12.1 million for the 1st Constitution acquisition offset by charge-offs of 1st Constitution's PCD loans of $7.6 million. The Company also recorded a provision on 1st Constitution's non-PCD loans of $4.6 million.

	As of and for the Six Months Ended June 30,		As of and for the Year Ended
(dollars in thousands)	2022	2021	December 31, 2021
Allowance for credit losses on loans to total loans outstanding	0.93%	1.01%	0.97%
Allowance for credit losses on loans	$68,836	$60,389	$58,047
Total loans outstanding	7,408,540	5,988,832	5,976,148

Non-accrual loans to total loans outstanding	0.30%	0.38%	0.28%
Non-accrual loans	$22,161	$22,615	$16,981
Total loans outstanding	7,408,540	5,988,832	5,976,148

Allowance for credit losses on loans to non-accrual loans	310.62%	267.03%	341.83%
Allowance for credit losses on loans	$68,836	$60,389	$58,047
Non-accrual loans	22,161	22,615	16,981

	As of and for the Six Months Ended June 30,		As of and for the Year Ended
(dollars in thousands)	2022	2021	December 31, 2021
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	0.19%	0.10%
Net charge-offs during the period	$—	$2,240	$2,246
Average amount outstanding	2,712,198	2,383,810	2,347,575

Owner occupied commercial	(0.06)%	0.01%	—%
Net (recoveries) charge-offs during the period	$(313)	$61	$(20)
Average amount outstanding	1,073,824	856,349	870,727

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$28
Average amount outstanding	1,078,635	854,362	889,456

Non owner occupied residential	(0.01)%	0.20%	0.03%
Net (recoveries) charge-offs during the period	$(14)	$199	$58
Average amount outstanding	212,046	195,012	188,166

Commercial, industrial and other	0.32%	0.06%	(0.08)%
Net charge-offs during the period	$1,050	$226	$(487)
Average amount outstanding	661,502	702,664	593,979

Construction	3.36%	(0.04)%	(0.01)%
Net charge-offs (recoveries) during the period	$6,804	$(67)	$(21)
Average amount outstanding	404,977	299,711	312,107

Equipment finance	0.07%	0.15%	0.24%
Net charge-offs during the period	$42	$87	$285
Average amount outstanding	125,730	119,152	120,252

Residential mortgage	(0.02)%	(0.07)%	(0.02)%
Net recoveries during the period	$(48)	$(140)	$(64)
Average amount outstanding	557,759	385,622	398,141

Consumer	(0.01)%	—%	0.05%
Net (recoveries) charge-offs during the period	$(20)	$7	$137
Net (recoveries) charge-offs during the period	295,708	287,349	281,896

Total loans	0.21%	0.09%	0.04%
Net charge-offs during the period	$7,501	$2,613	$2,162
Average amount outstanding	7,122,379	6,084,031	6,002,299
Non-accrual loans of $22.2 million at June 30, 2022 increased $5.2 million from December 31, 2021. The allowance for credit losses as a percent of total loans was 0.93% at June 30, 2022 compared to 0.97% at December 31, 2021. The decrease in the allowance for credit losses as a percent of total loans was primarily due to an improvement in forecasted macroeconomic conditions and continued strength in asset quality.
Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at June 30, 2022.

Net recoveries as a percentage of average loans outstanding was 0.01% in the second quarter of 2022 compared to net charge-offs as a percentage of average loans outstanding of 0.10% for the second quarter of 2021. Net charge-offs as a percentage of average loans outstanding was 0.21% and 0.09% for the six months ended June 30, 2022 and 2021, respectively, with the change predominately related to 1st Constitution PCD loans charged off in the first quarter of 2022.
Investment Securities
Investment securities increased $486.1 million in the six months ended June 30, 2022, including $342.3 million acquired from 1st Constitution, to $2.08 billion at June 30, 2022 compared to $1.59 billion at December 31, 2021, as the Company deployed excess cash. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $6.97 billion at December 31, 2021 to $8.50 billion at June 30, 2022, an increase of $1.54 billion, or 22%, including $1.65 billion assumed in the 1st Constitution merger. Excluding the impact of the 1st Constitution acquisition, deposits decreased $114.6 million or 2%. Savings and interest-bearing transaction accounts increased $933.1 million due primarily to an increase in interest bearing checking and savings accounts resulting primarily from the addition of 1st Constitution deposits. Noninterest-bearing deposits increased $598.1 million, including $510.9 million from 1st Constitution, during the six months ended June 30, 2022 to $2.33 billion.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $67.3 million for the first six months of 2022 compared to $46.1 million for the same period in 2021.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2022, Lakeland’s deposits increased $1.54 billion, including the impact of the 1st Constitution acquisition.
•Sales of investment securities. At June 30, 2022 the Company had $1.14 billion in securities designated “available for sale.” Of these securities, $607.3 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Principal repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had $330.0 million of overnight borrowings from the FHLB on June 30, 2022. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, of which none were outstanding at June 30, 2022. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2022.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2022 follows.

Cash and cash equivalents totaling $245.5 million on June 30, 2022 increased $16.9 million from December 31, 2021. Operating activities provided $67.3 million in net cash. Investing activities used $242.5 million in net cash, primarily due to securities purchases of $370.4 million and loan funding of $329.0 million, partially offset by net cash acquired in the 1st Constitution acquisition of $326.2 million. Financing activities provided $192.1 million in net cash primarily due to an increase of $325.8 million in federal funds purchased and securities sold under agreements to repurchase, partially offset by a net decrease in deposits of $114.3 million and dividends paid of $18.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2022. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$33,752	$4,833	$8,317	$5,508	$15,094
Benefit plan commitments	4,323	422	761	745	2,395
Remaining contractual maturities of time deposits	764,042	622,930	117,417	23,695	—
Subordinated debentures	194,027	—	—	—	194,027
Loan commitments	1,684,999	1,200,413	219,120	12,353	253,113
Other borrowings	25,000	—	—	25,000	—
Interest on other borrowings (1)	59,075	6,022	11,991	11,659	29,403
Standby letters of credit	20,218	20,027	191	—	—
Total	$2,785,436	$1,854,647	$357,797	$78,960	$494,032
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.75%.
Capital Resources
Total stockholders’ equity increased to $1.09 billion on June 30, 2022 from $827.0 million on December 31, 2021, an increase of $263.1 million. Book value per common share increased to $16.82 on June 30, 2022 from $16.34 on December 31, 2021. Tangible book value per share decreased from $13.21 per share on December 31, 2021 to $12.47 per share on June 30, 2022, a decrease of 6%, resulting primarily from an increase in goodwill and the number of shares outstanding from the 1st Constitution merger. Please see “Non-GAAP Financial Measures” below. In addition to the equity acquired in the 1st Constitution merger of $285.7 million, the increase in stockholders’ equity from December 31, 2021 to June 30, 2022 was due in part to $45.0 million of net income, offset by an other comprehensive loss of $50.9 million and by the payment of cash dividends on common stock of $18.3 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of June 30, 2022, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of June 30, 2022, the Company’s capital levels remained characterized as “well-capitalized.”
The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
The Company	9.05%	8.51%	10.57%	10.67%	11.12%	11.15%	13.74%	14.48%
Lakeland Bank	10.03%	9.70%	12.31%	12.71%	12.31%	12.71%	13.16%	13.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

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

(dollars in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,090,145	$827,014
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	10,250	2,420
Total tangible common stockholders’ equity at end of period - Non-GAAP	$808,066	$668,317
Shares outstanding at end of period	64,794	50,606
Book value per share - GAAP	$16.82	$16.34
Tangible book value per share - Non-GAAP	$12.47	$13.21
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$808,066	$668,317
Total assets at end of period	$10,374,178	$8,198,056
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	10,250	2,420
Total tangible assets at end of period - Non-GAAP	$10,092,099	$8,039,359
Common equity to assets - GAAP	10.51%	10.09%
Tangible common equity to tangible assets - Non-GAAP	8.01%	8.31%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$29,117	$27,407	$45,046	$50,582
Total average common stockholders’ equity	$1,090,613	$781,299	$1,093,249	$775,808
Less:
Average goodwill	271,829	156,277	268,637	156,277
Average other identifiable intangible assets, net	10,569	2,979	10,709	3,085
Total average tangible common stockholders’ equity - Non-GAAP	$808,215	$622,043	$813,903	$616,446
Return on average common stockholders’ equity - GAAP	10.71%	14.07%	8.31%	13.15%
Return on average tangible common stockholders’ equity - Non-GAAP	14.45%	17.67%	11.16%	16.55%

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board ("FASB") issued Update 2022-03, "Fair Value Measurement (Topic 820)" ("ASU 2022-03"). The guidance clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibits the sale of an equity security, amends a related illustrative example, and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This ASU will be effective for financial statements issued by public business entities for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect ASU 2022-03 to have a material impact on the Company's financial statements.
In March 2022, FASB issued Update 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures" ("ASU 2022-02"). The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently assessing the impact of ASU 2022-02 on its disclosures and control structure; however, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $316.5 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

Changes in Interest Rates
Rate Ramp	+200 bp
Asset/Liability Policy limit	(5.0)%
June 30, 2022	(1.0)%
December 31, 2021	(0.9)%
The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400bp	+300 bp	+200 bp	+100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%
June 30, 2022	(3.1)%	(2.3)%	(1.6)%	(0.6)%
December 31, 2021	(1.2)%	(0.9)%	(0.7)%	(0.5)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2022 (the base case) was $2.10 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400bp	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%
June 30, 2022	(11.4)%	(8.4)%	(5.3)%	(2.2)%	0.1%
December 31, 2021	(14.8)%	(10.9)%	(7.0)%	(2.7)%	(7.0)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the second quarter of 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	—	$—	—	2,393,423
May 1 to May 31, 2022	—	—	—	2,393,423
June 1 to June 30, 2022	—	—	—	2,393,423
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

3.1	Lakeland Bancorp, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)
3.2	Lakeland Bancorp, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed with the SEC on April 9, 2020)
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
Date: August 5, 2022