Form 10-Q
period 2022-09-30
LAKELAND BANCORP INC
filed 2022-11-08
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 1, 2022, there were 64,809,579 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(dollars in thousands)	(unaudited)
Assets
Cash	$234,571	$199,158
Interest-bearing deposits due from banks	11,192	29,372
Total cash and cash equivalents	245,763	228,530
Investment securities available for sale, at fair value (allowance for credit losses of $4,165 at September 30, 2022 and $83 at December 31, 2021)	1,074,013	769,956
Investment securities held to maturity (fair value of $753,565 at September 30, 2022 and $815,211 at December 31, 2021 and allowance for credit losses of $152 at September 30, 2022 and $181 at December 31, 2021)	934,947	824,956
Equity securities, at fair value	17,180	17,368
Federal Home Loan Bank and other membership bank stock, at cost	21,046	9,049
Loans held for sale	890	1,943
Loans, net of deferred fees	7,568,826	5,976,148
Less: Allowance for credit losses	68,879	58,047
Total loans, net	7,499,947	5,918,101
Premises and equipment, net	54,670	45,916
Operating lease right-of-use assets	25,854	15,222
Accrued interest receivable	29,542	19,209
Goodwill	271,829	156,277
Other intangible assets	9,669	2,420
Bank owned life insurance	156,273	117,356
Other assets	173,976	71,753
Total Assets	$10,515,599	$8,198,056
Liabilities and Stockholders' Equity
Liabilities
Deposits	8,677,799	6,965,823
Federal funds purchased and securities sold under agreements to repurchase	357,787	106,453
Other borrowings	25,000	25,000
Subordinated debentures	194,148	179,043
Operating lease liabilities	27,224	16,523
Other liabilities	151,235	78,200
Total Liabilities	9,433,193	7,371,042
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 64,935,026 shares and outstanding 64,803,991 shares at September 30, 2022 and issued 50,737,400 shares and outstanding 50,606,365 shares at December 31, 2021	854,336	565,862
Retained earnings	305,303	259,340
Treasury shares, at cost, 131,035 shares at September 30, 2022 and December 31, 2021	(1,452)	(1,452)
Accumulated other comprehensive (loss) income	(75,781)	3,264
Total Stockholders' Equity	1,082,406	827,014
Total Liabilities and Stockholders' Equity	$10,515,599	$8,198,056
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans and fees	$84,924	$59,957	$229,706	$179,264
Federal funds sold and interest-bearing deposits with banks	429	161	846	250
Taxable investment securities and other	9,589	4,232	24,583	12,242
Tax-exempt investment securities	1,485	588	4,229	1,831
Total Interest Income	96,427	64,938	259,364	193,587
Interest Expense
Deposits	13,618	3,987	22,486	13,349
Federal funds purchased and securities sold under agreements to repurchase	717	19	887	58
Other borrowings	1,807	1,594	5,016	4,374
Total Interest Expense	16,142	5,600	28,389	17,781
Net Interest Income	80,285	59,338	230,975	175,806
Provision for credit losses (benefit)	1,358	(2,703)	11,274	(11,304)
Net Interest Income after Provision for Credit Losses (benefit)	78,927	62,041	219,701	187,110
Noninterest Income
Service charges on deposit accounts	2,808	2,536	8,145	7,277
Commissions and fees	2,212	1,609	6,873	4,962
Income on bank owned life insurance	1,468	645	3,118	1,922
Loss on equity securities	(464)	(58)	(1,313)	(191)
Gains on sales of loans held for sale	355	550	2,496	1,865
Gains on investment securities transactions, net	—	—	—	9
Swap income	711	—	1,110	634
Other income	143	187	647	19
Total Noninterest Income	7,233	5,469	21,076	16,497
Noninterest Expense
Compensation and employee benefits	26,636	21,478	81,253	62,403
Premises and equipment	7,574	6,206	23,225	18,602
FDIC insurance expense	690	461	2,034	1,793
Data processing expense	1,419	1,495	4,980	4,049
Merger-related expenses	3,488	1,072	8,073	1,072
Other expenses	8,004	6,495	23,273	17,288
Total Noninterest Expense	47,811	37,207	142,838	105,207
Income before provision for income taxes	38,349	30,303	97,939	98,400
Provision for income taxes	9,603	8,014	24,147	25,529
Net Income	$28,746	$22,289	$73,792	$72,871
Per Share of Common Stock
Basic earnings	$0.44	$0.43	$1.13	$1.42
Diluted earnings	$0.44	$0.43	$1.13	$1.42
Dividends paid	$0.145	$0.135	$0.425	$0.395
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$28,746	$22,289	$73,792	$72,871
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale	(27,972)	(1,504)	(78,625)	(7,520)
Reclassification for securities gains included in net income	—	—	—	(6)
Net gain on securities reclassified from available for sale to held to maturity	—	2,784	—	2,784
Amortization of gain on debt securities reclassified to held to maturity	(137)	(116)	(420)	(116)
Unrealized gains (losses) on derivatives	—	5	—	(25)
Other comprehensive (loss) income	(28,109)	1,169	(79,045)	(4,883)
Total comprehensive income (loss)	$637	$23,458	$(5,253)	$67,988
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended September 30, 2022 and 2021

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

July 1, 2021	$563,980	$228,803	$(1,452)	$5,345	$796,676
Net income	—	22,289	—	—	22,289
Other comprehensive income, net of tax	—	—	—	1,169	1,169
Stock-based compensation	958	—	—	—	958
Retirement of restricted stock	36	—	—	—	36
Cash dividends on common stock of $0.135 per share	—	(7,000)	—	—	(7,000)
September 30, 2021	$564,974	$244,092	$(1,452)	$6,514	$814,128

July 1, 2022	$853,206	$286,063	$(1,452)	$(47,672)	$1,090,145
Net income	—	28,746	—	—	28,746
Other comprehensive loss, net of tax	—	—	—	(28,109)	(28,109)
Stock-based compensation	1,209	—	—	—	1,209
Retirement of restricted stock	(79)	—	—	—	(79)
Cash dividends on common stock of $0.145 per share	—	(9,506)	—	—	(9,506)
September 30, 2022	$854,336	$305,303	$(1,452)	$(75,781)	$1,082,406
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2022 and 2021

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	72,871	—	—	72,871
Other comprehensive loss, net of tax	—	—	—	(4,883)	(4,883)
Stock based compensation	3,154	—	—	—	3,154
Retirement of restricted stock	(620)	—	—	—	(620)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock of $0.395 per share	—	(20,197)	—	—	(20,197)
September 30, 2021	$564,974	$244,092	$(1,452)	$6,514	$814,128

January 1, 2022	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	73,792	—	—	73,792
Other comprehensive loss, net of tax	—	—	—	(79,045)	(79,045)
Issuance of stock for 1st Constitution acquisition	285,742	—	—	—	285,742
Stock based compensation	3,807	—	—	—	3,807
Retirement of restricted stock	(1,075)	—	—	—	(1,075)
Cash dividends on common stock of $0.425 per share	—	(27,829)	—	—	(27,829)
September 30, 2022	$854,336	$305,303	$(1,452)	$(75,781)	$1,082,406
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$73,792	$72,871
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,264	(4,157)
Depreciation and amortization	4,071	3,973
Amortization of intangible assets	1,770	658
Amortization of operating lease right-of-use assets	3,098	2,072
Provision for credit losses (benefit)	11,274	(11,304)
Loans originated for sale	(53,280)	(44,372)
Proceeds from sales of loans held for sale	61,449	46,721
Gains on investment securities transactions, net	—	(9)
Loss on equity securities	1,313	191
Income on bank owned life insurance	(2,376)	(1,922)
Gains on proceeds from bank owned life insurance policies	(742)	—
Gains on sales of loans held for sale	(2,496)	(1,865)
Gains on other real estate and other repossessed assets	(17)	(17)
Loss (gains) on sales of premises and equipment	218	(41)
Impairment of property held for sale	100	400
Long-term debt extinguishment costs	—	831
Stock-based compensation	3,807	3,154
Excess tax benefits (deficiencies)	62	(93)
(Increase) decrease in other assets	(68,258)	30,945
Increase (decrease) in other liabilities	60,647	(27,653)
Net Cash Provided by Operating Activities	98,696	70,383
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	326,236	—
Proceeds from repayments and maturities of available for sale securities	111,966	145,249
Proceeds from repayments and maturities of held to maturity securities	108,875	38,432
Proceeds from sales of available for sale securities	—	4,402
Purchase of available for sale securities	(312,904)	(329,351)
Purchase of held to maturity securities	(99,249)	(148,684)
Purchase of equity securities	(1,125)	(1,919)
Death benefit proceeds from bank owned life insurance policy	1,825	—
Proceeds from redemptions of Federal Home Loan Bank stock	42,900	13,524
Purchases of Federal Home Loan Bank stock	(53,650)	(10,885)
Net (increase) decrease in loans	(487,444)	128,284
Proceeds from sales of loans previously held for investment	—	21,765
Proceeds from sales of other real estate and repossessed assets	17	17
Proceeds from dispositions and sales of premises and equipment	598	676
Purchases of premises and equipment	(3,726)	(3,422)
Net Cash Used in Investing Activities	(365,681)	(141,912)
Cash Flows from Financing Activities:
Net increase in deposits	61,788	475,161
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	251,334	(57,653)
Net proceeds from issuance of subordinated debt	—	148,195
Redemption of subordinated debt	—	(80,831)
Exercise of stock options	—	19
Retirement of restricted stock	(1,075)	(620)
Dividends paid	(27,829)	(20,197)
Net Cash Provided by Financing Activities	284,218	464,074
Net increase in cash and cash equivalents	17,233	392,545
Cash and cash equivalents, beginning of period	228,530	270,090
Cash and cash equivalents, end of period	$245,763	$662,635

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$24,829	$22,964
Cash paid during the period for interest	28,163	19,559
Transfer of available for sale debt securities to held to maturity securities at fair value	—	494,164
Transfer of loans to loans held for sale	—	21,689
Right-of-use assets obtained in exchange for new lease liabilities	739	109
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,247	—
Investment securities available for sale	217,774	—
Investment securities held to maturity	124,485	—
Loans held for sale	4,620	—
Loans	1,095,266	—
Fixed Assets	13,748	—
Operating lease right-of-use assets	12,991	—
Goodwill and other intangible assets, net	124,570	—
Bank owned life insurance	37,580	—
Other assets	8,820	—
Total non-cash assets acquired	1,641,101	—
Liabilities assumed:
Deposits	1,650,613	—
Subordinated debt	14,734	—
Operating lease liabilities	12,991	—
Other liabilities	3,257	—
Total liabilities assumed	1,681,595	—
Common stock issued	$285,742	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2022 do not necessarily indicate the results that the Company will achieve for all of 2022.
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
Note 2 – Business Combinations
Provident Financial Services, Inc.
On September 26, 2022, the Company entered into definitive merger agreement with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation, and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank. Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, which is subject to both Provident and Lakeland shareholder approval, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction is valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits.
The transaction has been approved by the boards of directors of both companies and is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $3.5 million during the three and nine months ended September 30, 2022.
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
Direct costs related to the 1st Constitution acquisition were expensed as incurred. The Company recorded no merger-related expenses related to the 1st Constitution acquisition in the third quarter of 2022 and $4.6 million in the nine months ended September 30, 2022. In the three and nine months ended September 30, 2021, the Company recorded $1.1 million of merger-related expenses.

Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former 1st Constitution operations included in the Consolidated Statements of Income from the date of the acquisition (January 6, 2022) through September 30, 2022. In addition the table provides condensed pro forma financial information assuming that the 1st Constitution acquisition had been completed as of January 1, 2022 for the nine months ended September 30, 2021 and 2022. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. The pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of 1st Constitution's operations. The pro forma information reflects adjustments related to certain purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.

(in thousands, except per share data)	1st Constitution Actual from Acquisition to September 30, 2022	Pro forma Nine Months Ended September 30, 2022	Pro forma Nine Months Ended September 30, 2021
Net interest income	$36,980	$233,381	$219,976
Provision (benefit) for credit losses	42	11,274	(8,704)
Noninterest income	10,311	20,774	28,213
Noninterest expense	22,980	145,871	138,667
Net income	18,348	73,086	87,576
Earnings per share:
Fully diluted	$0.28	$1.13	$1.43
Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$28,746	$22,289	$73,792	$72,871
Less: earnings allocated to participating securities	339	303	847	839
Net income allocated to common shareholders	$28,407	$21,986	$72,945	$72,032
Weighted average number of common shares outstanding - basic	64,842	50,637	64,547	50,616
Share-based plans	219	238	208	220
Weighted average number of common shares outstanding - diluted	65,061	50,875	64,755	50,836
Basic earnings per share	$0.44	$0.43	$1.13	$1.42
Diluted earnings per share	$0.44	$0.43	$1.13	$1.42
There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2022 and 2021.

Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$387,049	$116	$(29,316)	$—	$357,849
Mortgage-backed securities, residential	360,191	4	(45,850)	—	314,345
Collateralized mortgage obligations, residential	177,032	—	(15,808)	—	161,224
Mortgage-backed securities, multifamily	1,006	—	(221)	—	785
Collateralized mortgage obligations, multifamily	51,711	—	(4,987)	—	46,724
Asset-backed securities	59,131	—	(1,588)	—	57,543
Obligations of states and political subdivisions	23,024	—	(1,504)	(1)	21,519
Corporate bonds	124,443	—	(6,255)	(4,164)	114,024
Total	$1,183,587	$120	$(105,529)	$(4,165)	$1,074,013

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$202,961	$1,215	$(789)	$—	$203,387
Mortgage-backed securities, residential	238,456	1,250	(1,731)	—	237,975
Collateralized mortgage obligations, residential	191,086	1,693	(1,488)	—	191,291
Mortgage-backed securities, multifamily	1,816	—	(75)	—	1,741
Collateralized mortgage obligations, multifamily	32,254	511	(246)	—	32,519
Asset-backed securities	52,518	153	(87)	—	52,584
Corporate bonds	49,598	959	(15)	(83)	50,459
Total	$768,689	$5,781	$(4,431)	$(83)	$769,956
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$16,296	$13	$(733)	$—	$15,576
Mortgage-backed securities, residential	357,453	5	(61,970)	—	295,488
Collateralized mortgage obligations, residential	13,328	—	(2,380)	—	10,948
Mortgage-backed securities, multifamily	5,117	—	(768)	—	4,349
Obligations of states and political subdivisions	539,905	2	(115,168)	(17)	424,722
Corporate bonds	3,000	—	(383)	(135)	2,482
Total	$935,099	$20	$(181,402)	$(152)	$753,565

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$18,672	$293	$—	$—	$18,965
Mortgage-backed securities, residential	370,247	718	(5,989)	—	364,976
Collateralized mortgage obligations, residential	13,921	168	—	—	14,089
Mortgage-backed securities, multifamily	2,710	26	(2)	—	2,734
Obligations of states and political subdivisions	416,587	810	(5,800)	(21)	411,576
Corporate bonds	3,000	31	—	(160)	2,871
Total	$825,137	$2,046	$(11,791)	$(181)	$815,211
During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The reclassification for the period ended September 30, 2021 was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income (loss) on the consolidated balance sheets. Subsequent amortization will be recognized over the life of the securities. The Company recorded amortization, net of tax, of $137,000 and $420,000 during the three and nine months ended September 30, 2022, respectively. Amortization, net of tax, of $116,000 was recorded during both the three and nine months ended September 30, 2021.
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of September 30, 2022. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$36,294	$35,718	$75,152	$74,792
Due after one year through five years	241,367	224,953	33,556	31,625
Due after five years through ten years	189,407	171,408	70,529	58,896
Due after ten years	67,448	61,313	379,964	277,467
	534,516	493,392	559,201	442,780
Mortgage-backed and asset-backed securities	649,071	580,621	375,898	310,785
Total	$1,183,587	$1,074,013	$935,099	$753,565
During the three and nine months ended September 30, 2022 and during the third quarter of 2021, there were no sales of available for sale securities. During the nine months ended September 30, 2021, the Company sold $4.4 million of available for sale securities recording a gain of $9,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.21 billion and $1.04 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

September 30, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$303,011	$25,348	$28,189	$3,968	66	$331,200	$29,316
Mortgage-backed securities, residential	254,502	34,557	58,564	11,293	136	313,066	45,850
Collateralized mortgage obligations, residential	100,681	7,502	60,543	8,306	107	161,224	15,808
Mortgage-backed securities, multifamily	—	—	785	221	1	785	221
Collateralized mortgage obligations, multifamily	40,474	3,270	6,249	1,717	20	46,723	4,987
Asset-backed securities	44,227	1,049	13,317	539	18	57,544	1,588
Obligations of states and political subdivisions	20,594	1,504	—	—	47	20,594	1,504
Corporate bonds	109,103	5,725	4,922	530	50	114,025	6,255
Total	$872,592	$78,955	$172,569	$26,574	445	$1,045,161	$105,529
Held to Maturity
U.S. government agencies	$14,214	$733	$—	$—	4	$14,214	$733
Mortgage-backed securities, residential	80,909	12,964	214,223	49,006	182	295,132	61,970
Collateralized mortgage obligations, residential	10,947	2,380	—	—	12	10,947	2,380
Mortgage-backed securities, multifamily	4,349	768	—	—	4	4,349	768
Obligations of states and political subdivisions	197,570	46,268	199,669	68,900	383	397,239	115,168
Corporate bonds	2,616	383	—	—	1	2,616	383
Total	$310,605	$63,496	$413,892	$117,906	586	$724,497	$181,402

December 31, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$76,106	$322	$14,670	$467	15	$90,776	$789
Mortgage-backed securities, residential	176,990	1,465	14,582	266	45	191,572	1,731
Collateralized mortgage obligations, residential	86,749	1,429	5,000	59	18	91,749	1,488
Mortgage-backed securities, multifamily	—	—	1,741	75	1	1,741	75
Collateralized mortgage obligations, multifamily	9,083	210	1,072	36	4	10,155	246
Asset-backed securities	14,688	87	—	—	3	14,688	87
Corporate bonds	15,325	(5)	980	20	8	16,305	15
Total	$378,941	$3,508	$38,045	$923	94	$416,986	$4,431
Held to Maturity
Mortgage-backed securities, residential	$340,474	$5,882	$2,376	$107	96	$342,850	$5,989
Collateralized mortgage obligations, multifamily	2,051	2	—	—	1	2,051	2
Obligations of states and political subdivisions	307,827	5,800	—	—	239	307,827	5,800
Total	$650,352	$11,684	$2,376	$107	336	$652,728	$11,791
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
The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

September 30, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$16,296	$—	$—	$—	$—	$16,296
Mortgage-backed securities, residential	357,453	—	—	—	—	357,453
Collateralized mortgage obligations, residential	13,328	—	—	—	—	13,328
Mortgage-backed securities, multifamily	5,117	—	—	—	—	5,117
Obligations of states and political subdivisions	164,350	314,959	1,032	—	59,564	539,905
Corporate bonds	—	—	—	3,000	—	3,000
Total	$556,544	$314,959	$1,032	$3,000	$59,564	$935,099

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$18,672	$—	$—	$—	$—	$18,672
Mortgage-backed securities, residential	370,247	—	—	—	—	370,247
Collateralized mortgage obligations, residential	13,921	—	—	—	—	13,921
Mortgage-backed securities, multifamily	2,710	—	—	—	—	2,710
Obligations of states and political subdivisions	143,777	270,909	1,068	—	833	416,587
Corporate bonds	—	—	—	3,000	—	3,000
Total	$549,327	$270,909	$1,068	$3,000	$833	$825,137
Equity securities at fair value
The Company has an equity securities portfolio, which primarily consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.2 million and $17.4 million at September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022, the Company recorded no sales of equity securities or Community Reinvestment funds. The Company recorded fair value losses on equity securities of $464,000 for the third quarter of 2022 and fair value losses of $58,000 for the third quarter of 2021. For the nine months ended September 30, 2022 and 2021, the Company recorded fair value losses on equity securities of $1.3 million and $191,000, respectively. Fair value gain or loss on equity securities are recorded in noninterest income.
As of September 30, 2022, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2022, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also included $9.4 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of September 30, 2022. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2022	December 31, 2021
Non-owner occupied commercial	$2,873,824	$2,316,284
Owner occupied commercial	1,141,290	908,449
Multifamily	1,186,036	972,233
Non-owner occupied residential	222,597	177,097
Commercial, industrial and other	613,228	462,406
Construction	381,109	302,228
Equipment finance	137,999	123,212
Residential mortgage	690,453	438,710
Home equity and consumer	322,290	275,529
Total	$7,568,826	$5,976,148
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $20.9 million at September 30, 2022 and $13.9 million at December 31, 2021. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and totaled $2.5 million at September 30, 2022 and $5.8 million at December 31, 2021.
At September 30, 2022 and December 31, 2021, SBA Paycheck Protection Program ("PPP") loans totaled $734,000 and $56.6 million, respectively, and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $345,000 and $184,000, at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had $2.81 billion and $2.30 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB"), respectively.
The Company transferred approximately $6.6 million of commercial and residential mortgage loans from the loan portfolio to loans held for sale during the three months ended September 30, 2021 and subsequently sold these loans. For the nine months ended September 30, 2021, the Company transferred from the loan portfolio to loans held for sale and subsequently sold approximately $21.7 million of commercial and residential mortgage loans. Excluding these loan transfers, there were no other sales of loans from the held for investment portfolio during the nine months ended September 30, 2022 and 2021.

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

The following table presents the risk category of loans by class of loan and vintage as of September 30, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$568,312	$387,895	$536,408	$276,115	$199,556	$727,912	$16,019	—	$2,712,217
Watch	—	—	2,939	25,627	9,375	63,784	—	—	101,725
Special mention	—	—	946	14,347	10,298	9,511	—	—	35,102
Substandard	—	—	—	852	134	23,754	40	—	24,780
Total	568,312	387,895	540,293	316,941	219,363	824,961	16,059	—	2,873,824
Owner occupied commercial
Pass	145,236	201,964	183,610	89,761	62,778	328,032	11,800	83	1,023,264
Watch	—	17,771	2,955	7,068	6,971	29,766	—	—	64,531
Special mention	592	—	5,746	4,479	3,171	15,026	—	—	29,014
Substandard	—	—	9,704	—	1,150	13,627	—	—	24,481
Total	145,828	219,735	202,015	101,308	74,070	386,451	11,800	83	1,141,290
Multifamily
Pass	222,643	223,070	265,900	64,363	94,302	262,993	1,149	—	1,134,420
Watch	—	5,848	11,801	3,060	1,301	4,018	—	—	26,028
Special mention	400	—	2,433	—	—	11,344	—	—	14,177
Substandard	—	—	—	3,884	—	7,527	—	—	11,411
Total	223,043	228,918	280,134	71,307	95,603	285,882	1,149	—	1,186,036
Non-owner occupied residential
Pass	28,029	30,019	21,232	24,220	16,238	75,526	7,789	20	203,073
Watch	—	—	2,524	2,079	3,368	6,729	75	—	14,775
Special mention	—	—	—	623	826	1,034	—	—	2,483
Substandard	—	—	—	—	—	2,266	—	—	2,266
Total	28,029	30,019	23,756	26,922	20,432	85,555	7,864	20	222,597
Commercial, industrial and other
Pass	41,596	55,217	29,656	64,466	15,274	41,636	328,418	329	576,592
Watch	500	1,035	126	322	—	1,239	18,680	138	22,040
Special mention	—	—	—	3,104	41	639	937	—	4,721
Substandard	776	102	—	445	5,082	(119)	3,589	—	9,875
Total	42,872	56,354	29,782	68,337	20,397	43,395	351,624	467	613,228
Construction
Pass	50,985	182,764	63,804	32,071	20,752	4,915	10,402	—	365,693
Watch	941	—	—	—	—	—	294	—	1,235
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,228	—	—	11,953	—	—	14,181
Total	51,926	182,764	66,032	32,071	20,752	16,868	10,696	—	381,109
Equipment finance
Pass	51,471	39,053	22,714	18,269	5,351	909	—	—	137,767
Substandard	—	60	—	139	33	—	—	—	232
Total	51,471	39,113	22,714	18,408	5,384	909	—	—	137,999
Residential mortgage
Pass	241,176	170,411	111,322	35,659	20,801	108,824	—	—	688,193
Substandard	—	—	—	449	326	1,485	—	—	2,260
Total	241,176	170,411	111,322	36,108	21,127	110,309	—	—	690,453
Consumer
Pass	38,954	32,160	9,036	4,357	3,469	23,034	210,084	—	321,094
Substandard	33	—	—	—	25	856	282	—	1,196
Total	38,987	32,160	9,036	4,357	3,494	23,890	210,366	—	322,290
Total loans	$1,391,644	$1,347,369	$1,285,084	$675,759	$480,622	$1,778,220	$609,558	$570	$7,568,826

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2021.

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$363,459	$516,131	$295,944	$189,592	$195,733	$562,338	$18,795	—	$2,141,992
Watch	—	—	25,292	14,660	4,641	47,011	130	—	91,734
Special mention	—	458	—	5,749	14,639	6,602	—	—	27,448
Substandard	119	431	332	2,656	8,000	43,572	—	—	55,110
Total	363,578	517,020	321,568	212,657	223,013	659,523	18,925	—	2,316,284
Owner occupied commercial
Pass	209,515	133,292	83,395	54,019	48,850	252,001	8,343	108	789,523
Watch	—	5,757	2,134	900	280	24,873	—	—	33,944
Special mention	—	9,694	21,837	12,632	95	17,851	—	—	62,109
Substandard	5	—	—	2,597	1,299	18,972	—	—	22,873
Total	209,520	148,743	107,366	70,148	50,524	313,697	8,343	108	908,449
Multifamily
Pass	225,060	255,016	72,438	71,366	73,122	207,509	18,161	1,281	923,953
Watch	—	966	—	13,709	854	6,497	—	—	22,026
Special mention	—	2,470	—	—	8,944	2,948	—	—	14,362
Substandard	—	—	5,485	1,321	—	4,987	99	—	11,892
Total	225,060	258,452	77,923	86,396	82,920	221,941	18,260	1,281	972,233
Non-owner occupied residential
Pass	28,476	18,527	16,928	15,695	18,048	51,194	7,288	—	156,156
Watch	—	—	—	—	651	5,057	—	—	5,708
Special mention	—	—	523	837	1,205	284	515	—	3,364
Substandard	—	3,062	510	4,797	988	2,512	—	—	11,869
Total	28,476	21,589	17,961	21,329	20,892	59,047	7,803	—	177,097
Commercial, industrial and other
Pass	100,921	23,940	65,225	11,636	3,808	37,479	191,293	872	435,174
Watch	939	461	446	—	1,378	173	5,056	—	8,453
Special mention	—	—	—	—	1,896	443	1,365	—	3,704
Substandard	101	7,352	—	1,276	496	422	5,428	—	15,075
Total	101,961	31,753	65,671	12,912	7,578	38,517	203,142	872	462,406
Construction
Pass	108,585	84,993	40,847	30,125	23,578	3,654	—	—	291,782
Special mention	—	—	—	—	10,446	—	—	—	10,446
Total	108,585	84,993	40,847	30,125	34,024	3,654	—	—	302,228
Equipment finance
Pass	50,482	30,486	27,626	10,238	3,128	803	—	—	122,763
Substandard	—	—	216	177	56	—	—	—	449
Total	50,482	30,486	27,842	10,415	3,184	803	—	—	123,212
Residential mortgage
Pass	171,442	112,680	27,228	20,784	9,103	96,510	—	—	437,747
Substandard	12	—	—	123	694	134	—	—	963
Total	171,454	112,680	27,228	20,907	9,797	96,644	—	—	438,710
Consumer
Pass	35,283	10,476	5,358	4,561	3,260	24,888	190,481	34	274,341
Substandard	32	—	—	—	—	630	526	—	1,188
Total	35,315	10,476	5,358	4,561	3,260	25,518	191,007	34	275,529
Total loans	$1,294,431	$1,216,192	$691,764	$469,450	$435,192	$1,419,344	$447,480	$2,295	$5,976,148

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
In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 were not reported as past due or placed on non-accrual status provided the borrowers met the criteria in the CARES Act or otherwise met the criteria included in an interagency statement issued by bank regulatory agencies.
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

September 30, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,873,092	$421	$—	$311	$732	$2,873,824
Owner occupied commercial	1,131,553	1,051	8,198	488	9,737	1,141,290
Multifamily	1,186,036	—	—	—	—	1,186,036
Non-owner occupied residential	221,212	517	—	868	1,385	222,597
Commercial, industrial and other	609,403	116	141	3,568	3,825	613,228
Construction	381,109	—	—	—	—	381,109
Equipment finance	137,172	607	173	47	827	137,999
Residential mortgage	687,242	1,391	490	1,330	3,211	690,453
Consumer	321,679	518	4	89	611	322,290
Total	$7,548,498	$4,621	$9,006	$6,701	$20,328	$7,568,826

December 31, 2021		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,312,557	$—	$718	$3,009	$3,727	$2,316,284
Owner occupied commercial	905,751	20	—	2,678	2,698	908,449
Multifamily	972,233	—	—	—	—	972,233
Non-owner occupied residential	174,245	—	136	2,716	2,852	177,097
Commercial, industrial and other	461,659	154	—	593	747	462,406
Construction	302,228	—	—	—	—	302,228
Equipment finance	122,923	211	41	37	289	123,212
Residential mortgage	437,574	255	64	817	1,136	438,710
Consumer	274,426	705	135	263	1,103	275,529
Total	$5,963,596	$1,345	$1,094	$10,113	$12,552	$5,976,148

The following tables present information on non-accrual loans at September 30, 2022 and December 31, 2021:

September 30, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$307	$—	$—	$—
Owner occupied commercial	10,322	—	—	9,638
Non-owner occupied residential	868	—	—	450
Commercial, industrial and other	3,623	—	—	—
Equipment finance	226	—	—	—
Residential mortgage	2,226	—	—	—
Consumer	798	—	31	—
Total	$18,370	$—	$31	$10,088

December 31, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$3,009	$—	$—	$2,624
Owner occupied commercial	2,810	—	—	2,398
Non-owner occupied residential	2,852	—	—	2,567
Commercial, industrial and other	6,763	—	—	1,122
Equipment finance	43	—	—	—
Residential mortgage	817	—	—	694
Consumer	687	—	1	—
Total	$16,981	$—	$1	$9,405
At September 30, 2022, there was one loan with a recorded investment of $31,000 that was past due more than 89 days and still accruing and, at December 31, 2021, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing. The Company had $871,000 and $930,000 in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at September 30, 2022 and December 31, 2021, respectively.
Purchased Credit Deteriorated Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At September 30, 2022, net PCD loans acquired from 1st Constitution totaled $101.1 million.
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

The CARES Act and related legislation provided relief from TDR classification for certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through December 31, 2021. Additionally, banking regulatory agencies issued interagency guidance that COVID-19 related short-term modifications (i.e., six months or less) granted to borrowers that were current as of the loan modification program implementation date do not need to be considered TDRs. The Company elected this provision of the CARES Act and excluded modified loans that met the required guidelines for relief from its TDR classification. At September 30, 2022, no loans were on COVID-related deferrals as any remaining 90-day loan deferments expired and borrowers began paying their pre-deferral loan payments in the first quarter of 2021. For most commercial loans, borrowers are paying their pre-deferral loan payments plus an additional monthly amount to catch up on the payments that were deferred. None of these modifications were considered TDRs.
At September 30, 2022 and December 31, 2021, TDRs totaled $3.1 million and $3.5 million, respectively. Accruing TDRs totaled $3.1 million and there were no non-accrual TDRs at September 30, 2022. Accruing TDRs and non-accrual TDRs totaled $3.3 million and $127,000, respectively, at December 31, 2021. There were no loans that were restructured during the three and nine months ended September 30, 2022 that met the definition of a TDR. During the three and nine months ended September 30, 2021, there was one consumer loan totaling $116,000 that was restructured that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the nine months ended September 30, 2022 and 2021.
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
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At September 30, 2022, loans totaling $7.45 billion were evaluated collectively and the allowance on these balances totaled $63.7 million and loans totaling $118.7 million were evaluated on an individual basis with the specific allocations of the allowance for credit losses totaling $5.2 million. Loans evaluated on an individual basis include $101.5 million in PCD loans, which had a specific allowance for credit losses of $3.4 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$68,836	$60,389	$58,047	$71,124
Initial allowance for credit losses on PCD loans	—	—	12,077	—
Charge-offs on PCD loans	—	—	(7,634)	—
Charge-offs	(56)	(996)	(595)	(4,128)
Recoveries	88	1,266	760	1,785
Net recoveries (charge-offs)	32	270	(7,469)	(2,343)
Provision (benefit) for credit loss - loans	11	(2,706)	6,224	(10,828)
Balance at end of the period	$68,879	$57,953	$68,879	$57,953
The lower provision for credit losses on loans for the third quarter of 2022 was primarily due to a slight increase in the baseline estimate due to increased loan balances, which was largely offset by a decrease in the total of individually evaluated loans, while the provision for the nine months ended September 30, 2022 was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans and the additional charge-offs on PCD loans. The benefit for credit losses for the three and nine months ended September 30, 2021, was largely due to an improvement in macroeconomic factors. Charge-offs in the nine months ended September 30, 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans. Non-performing loans totaling $6.6 million and $21.7 million were sold during the three and nine months ended September 30, 2021, respectively, resulting in net recoveries of $502,000 and net charge-offs of $706,000, respectively.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three months ended September 30, 2022 and 2021:

(in thousands)	Balance at June 30, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at September 30, 2022
Non-owner occupied commercial	$23,926	$—	$—	$294	$24,220
Owner occupied commercial	6,938	—	—	(666)	6,272
Multifamily	8,441	—	—	426	8,867
Non-owner occupied residential	2,893	—	—	(101)	2,792
Commercial, industrial and other	10,089	—	49	(1,171)	8,967
Construction	2,937	—	—	(48)	2,889
Equipment finance	2,253	—	23	258	2,534
Residential mortgage	6,579	—	—	861	7,440
Consumer	4,780	(56)	16	158	4,898
Total	$68,836	$(56)	$88	$11	$68,879

(in thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at September 30, 2021
Non owner occupied commercial	$20,906	$(465)	$459	$(387)	$20,513
Owner occupied commercial	4,100	(204)	284	131	4,311
Multifamily	7,177	(28)	—	418	7,567
Non owner occupied residential	2,592	(11)	16	206	2,803
Commercial, industrial and other	10,489	(26)	290	(2,678)	8,075
Construction	1,034	(54)	4	(118)	866
Equipment finance	5,120	(138)	—	(142)	4,840
Residential mortgage	3,885	(28)	1	348	4,206
Consumer	5,086	(42)	212	(484)	4,772
Total	$60,389	$(996)	$1,266	$(2,706)	$57,953
The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the nine months ended September 30, 2022 and 2021:

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at September 30, 2022
Non-owner occupied commercial	$20,071	$1,312	$(4)	$4	$2,837	$24,220
Owner occupied commercial	3,964	1,137	(38)	351	858	6,272
Multifamily	8,309	4	—	—	554	8,867
Non-owner occupied residential	2,380	175	—	14	223	2,792
Commercial, industrial and other	9,891	2,413	(1,128)	127	(2,336)	8,967
Construction	838	6,843	(6,807)	3	2,012	2,889
Equipment finance	3,663	—	(121)	102	(1,110)	2,534
Residential mortgage	3,914	179	—	48	3,299	7,440
Consumer	5,017	14	(131)	111	(113)	4,898
Total	$58,047	$12,077	$(8,229)	$760	$6,224	$68,879

(in thousands)	Balance at December 31, 2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at September 30, 2021
Non owner occupied commercial	$25,910	$(2,708)	$462	$(3,151)	$20,513
Owner occupied commercial	3,955	(282)	301	337	4,311
Multifamily	7,253	(28)	—	342	7,567
Non owner occupied residential	3,321	(223)	29	(324)	2,803
Commercial, industrial and other	13,665	(401)	439	(5,628)	8,075
Construction	786	(54)	71	63	866
Equipment finance	6,552	(242)	17	(1,487)	4,840
Residential mortgage	3,623	(64)	177	470	4,206
Consumer	6,059	(126)	289	(1,450)	4,772
Total	$71,124	$(4,128)	$1,785	$(10,828)	$57,953
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at September 30, 2022 and December 31, 2021:

September 30, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$427	$2,822,565	$50,832	$2,873,824	$857	$23,363	$24,220
Owner occupied commercial	12,853	1,101,625	26,812	1,141,290	999	5,273	6,272
Multifamily	—	1,179,539	6,497	1,186,036	17	8,850	8,867
Non-owner occupied residential	450	216,168	5,979	222,597	27	2,765	2,792
Commercial, industrial and other	3,491	600,151	9,586	613,228	3,116	5,851	8,967
Construction	—	381,109	—	381,109	—	2,889	2,889
Equipment finance	—	137,999	—	137,999	—	2,534	2,534
Residential mortgage	—	689,028	1,425	690,453	186	7,254	7,440
Consumer	—	321,938	352	322,290	15	4,883	4,898
Total loans	$17,221	$7,450,122	$101,483	$7,568,826	$5,217	$63,662	$68,879

December 31, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$3,063	$2,313,047	$174	2,316,284	$—	$20,071	$20,071
Owner occupied commercial	6,678	901,638	133	908,449	69	3,895	3,964
Multifamily	—	972,233	—	972,233	—	8,309	8,309
Non-owner occupied residential	2,567	174,463	67	177,097	—	2,380	2,380
Commercial, industrial and other	6,537	455,306	563	462,406	4,182	5,709	9,891
Construction	—	302,228	—	302,228	—	838	838
Equipment finance	—	123,212	—	123,212	—	3,663	3,663
Residential mortgage	1,416	437,294	—	438,710	—	3,914	3,914
Consumer	—	275,529	—	275,529	—	5,017	5,017
Total loans	$20,261	$5,954,950	$937	$5,976,148	$4,251	$53,796	$58,047

Allowance for Credit Losses - Securities
At September 30, 2022, the balance of the allowance for credit loss on available for sale and held to maturity securities was $4.2 million and $152,000, respectively. At December 31, 2021, the Company reported an allowance for credit losses on available for sale securities of $83,000 and an allowance for credit losses on held to maturity securities of $181,000.
The allowance for credit losses on securities is summarized in the following tables:

Available for Sale	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$2,802	$21	$83	$2
AFS - HTM Transfer	$—	(3)	$—	$(3)
Provision for credit loss expense	1,363	32	4,082	51
Balance at end of the period	$4,165	$50	$4,165	$50

Held to Maturity	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$190	$137	$181	$—
AFS - HTM Transfer	$—	$3	$—	$3
(Benefit) provision for credit loss expense	(38)	43	(29)	180
Balance at end of the period	$152	$183	$152	$183
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $8.6 million at September 30, 2022 and $5.3 million and December 31, 2021. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At September 30, 2022 and December 31, 2021, the balance of the allowance for credit losses for off-balance sheet exposures was $3.3 million and $2.3 million, respectively. The Company recorded a provision for credit losses on off-balance-sheet exposures in other operating expense of $22,000 for the third quarter of 2022 and a benefit for credit losses on off-balance-sheet exposures of $72,000 for the third quarter of 2021. For the nine months ended September 30, 2022, the Company recorded a provision for credit losses on off-balance-sheet exposures in other operating expense of $997,000 and a benefit for credit losses on off-balance-sheet exposures of $707,000 for the same period in 2021.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At September 30, 2022, the Company had lease liabilities totaling $27.2 million and right-of-use assets totaling $25.9 million related to these leases. At December 31, 2021, the Company had lease liabilities totaling $16.5 million and right-of-use assets totaling $15.2 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the nine months ended September 30, 2022, the weighted average remaining lease term for operating leases was 11.76 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.05%. At December 31, 2021, the weighted average remaining lease term for operating leases was 9.16 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.

As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,248	$769	$3,716	$2,427
Short-term lease cost	—	—	18	—
Variable lease cost	15	22	48	67
Sublease income	$(32)	$(30)	(96)	(91)
Net lease cost	$1,231	$761	$3,686	$2,403
The table below presents other information on the Company's operating leases for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,050	$2,194
Right-of-use assets obtained in exchange for new operating lease liabilities	739	109
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2022 or September 30, 2021. At September 30, 2022, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2022 are as follows:

(in thousands)
Within one year	$1,265
After one year but within three years	9,148
After three years but within five years	6,520
After five years	16,255
Total undiscounted cash flows	33,188
Discount on cash flows	(5,964)
Total operating lease liabilities	$27,224
Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	September 30, 2022		December 31, 2021

Noninterest-bearing demand	$2,288,902	26.4%	$1,732,452	24.9%
Interest-bearing checking	2,997,064	34.5%	2,219,658	31.9%
Money market	1,312,757	15.1%	1,577,385	22.6%
Savings	1,044,895	12.0%	677,101	9.7%
Certificates of deposit $250 thousand and under	807,211	9.3%	623,393	8.9%
Certificates of deposit over $250 thousand	226,970	2.7%	135,834	2.0%
Total deposits	$8,677,799	100.0%	$6,965,823	100.0%
At September 30, 2022 and December 31, 2021, certificates of deposit obtained through brokers totaled $58.1 million and $114.3 million, respectively. Brokered deposits are included in the Consolidated Balance Sheets as certificates of deposit $250,000 and under.

Note 9 – Borrowings
Overnight and Short-Term Borrowings
At September 30, 2022, the Company had $225.0 million overnight and short-term borrowings from the FHLB and none at December 31, 2021. In addition, Lakeland had no overnight and short-term borrowings from correspondent banks at September 30, 2022 and December 31, 2021. At September 30, 2022, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2022 or December 31, 2021.
Other short-term borrowings at September 30, 2022 and December 31, 2021 consisted of short-term securities sold under agreements to repurchase of $132.8 million and $106.5 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of September 30, 2022, the Company had $135.1 million in U.S. treasury, agency and mortgage-backed securities pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
The Company had one advance from the FHLB, which totaled $25.0 million at both September 30, 2022 and December 31, 2021, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties.
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
Restricted Stock
The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2022	16,035	$13.72
Granted	17,722	19.74
Vested	(16,035)	13.72
Outstanding, September 30, 2022	17,722	$19.74
In the first nine months of 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $350,000 over a one year period. In the first nine months of 2021, the Company granted 16,035 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $220,000 over such period.

The Company recognized share-based compensation expense on its restricted stock of $87,000 and $88,000 for the third quarter of 2022 and 2021, respectively, and $262,000 and $264,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was unrecognized compensation cost of $87,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.3 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2022	591,342	$16.64
Granted	315,419	17.99
Vested	(206,670)	16.64
Forfeited	(4,081)	17.66
Outstanding, September 30, 2022	696,010	$17.25
In the first nine months of 2022, the Company granted 315,419 RSUs under the Plan at a weighted average grant date fair value of $17.99 per share. These units vest within a range of 2 to 3 years. A portion of these RSUs will vest subject to certain performance conditions in the applicable RSU agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.9 million per year over a three-year period. In the first nine months of 2021, the Company granted 375,716 RSUs under the Plan at a weighted average grant date fair value of $17.20 per share. Compensation expense on these RSUs is expected to average approximately $2.2 million per year over a three-year period.
For the third quarter of 2022 and 2021, the Company recognized share-based compensation expense on RSUs of $1.1 million and $871,000, respectively, and $3.5 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized compensation expense related to RSUs was approximately $7.1 million as of September 30, 2022, and that cost is expected to be recognized over a period of 1.34 years.
Stock Options
At September 30, 2022 and December 31, 2021, there were no stock options outstanding under the Plan. There were no stock option grants in the first nine months of 2022 or 2021. There were no stock options exercised during the third quarter of 2022 and the 2,764 stock options that were exercised during the first nine months of 2021 resulted in $19,000 in cash receipts and had an aggregate intrinsic value of $27,000.
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
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Deposit-Related Fees and Charges
Debit card interchange income	$1,686	$1,585	$4,995	$4,603
Overdraft charges	802	647	2,327	1,785
ATM service charges	220	182	599	497
Demand deposit fees and charges	79	107	166	348
Savings service charges	21	15	58	44
Total deposit-related fees and charges	2,808	2,536	8,145	7,277
Commissions and fees
Loan fees	712	376	2,302	1,367
Wire transfer charges	502	376	1,484	1,126
Investment services income	457	373	1,562	1,210
Merchant fees	300	270	853	729
Commissions from sales of checks	88	73	263	226
Safe deposit income	105	82	258	240
Other income	42	54	129	143
Total commissions and fees	2,206	1,604	6,851	5,041
Gains on sales of loans	355	550	2,496	1,865
Other income
Gains on customer swap transactions	711	—	1,110	634
Title insurance income	44	43	46	87
Other income	82	99	870	262
Total other income	837	142	2,026	983
Revenue not from contracts with customers	1,027	637	1,558	1,331
Total Noninterest Income	$7,233	$5,469	$21,076	$16,497
Timing of Revenue Recognition:
Products and services transferred at a point in time	6,206	4,832	19,518	15,143
Products and services transferred over time	—	—	—	23
Revenue not from contracts with customers	1,027	637	1,558	1,331
Total Noninterest Income	$7,233	$5,469	$21,076	$16,497

Note 12 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Consulting and advisory board fees	1,007	927	2,988	2,281
ATM and debit card expense	659	658	2,025	1,873
Telecommunications expense	582	536	1,728	1,575
Marketing expense	816	395	1,973	1,140
Core deposit intangible amortization	581	211	1,770	658
Other real estate owned and other repossessed assets expense	1	—	1	—
Long-term debt extinguishment costs	—	831	—	831
Other operating expenses	4,358	2,937	12,788	8,930
Total other operating expenses	$8,004	$6,495	$23,273	$17,288
Note 13 – Comprehensive Income
The components of other comprehensive income are as follows:

	For the Three Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period	$(38,037)	$10,065	$(27,972)	$(2,008)	$504	$(1,504)
Net gain on securities reclassified from available for sale to held to maturity	—	—	—	3,814	(1,030)	2,784
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(187)	50	(137)	(158)	42	(116)
Unrealized gains on derivatives	—	—	—	8	(3)	5
Other comprehensive (loss) income, net	$(38,224)	$10,115	$(28,109)	$1,656	$(487)	$1,169

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period:	$(106,759)	$28,134	$(78,625)	$(10,907)	$3,387	$(7,520)
Reclassification adjustment for securities gains arising during the period	—	—	—	(9)	3	(6)
Net unrealized losses	(106,759)	28,134	(78,625)	(10,916)	3,390	(7,526)
Net gain on securities reclassified from available for sale to held to maturity	—	—	—	3,814	(1,030)	2,784
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(566)	146	(420)	(158)	42	(116)
Unrealized gains on derivatives	—	—	—	143	(168)	(25)
Other comprehensive loss, net	$(107,325)	$28,280	$(79,045)	$(7,117)	$2,234	$(4,883)

The following tables show the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented, net of tax:

	For the Three Months Ended September 30, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(49,908)	$2,236	$(47,672)
Net current period other comprehensive loss	(27,972)	(137)	(28,109)
Ending balance	$(77,880)	$2,099	$(75,781)

	For the Three Months Ended September 30, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$5,380	$—	$(5)	$(30)	$5,345
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Net current period other comprehensive income (loss)	1,280	(116)	5	—	1,169
Ending balance	$3,876	$2,668	$—	$(30)	$6,514

	For the Nine Months Ended September 30, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$745	$2,519	$3,264
Net current period other comprehensive loss	(78,625)	(420)	(79,045)
Ending balance	$(77,880)	$2,099	$(75,781)

	Nine Months Ended September 30, 2021
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total
Beginning balance	$11,402	$—	$25	$(30)	$11,397
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Net current period other comprehensive loss	(4,736)	(116)	(25)	—	(4,877)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	—	(6)
Net current period other comprehensive loss	(4,742)	(116)	(25)	—	(4,883)
Ending balance	$3,876	$2,668	$—	$(30)	$6,514

Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $4.5 million and $55.1 million in investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at September 30, 2022 and December 31, 2021, respectively.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using cash flow hedges were to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company was paying a third party an average of 1.10% in exchange for a payment at the 3 month LIBOR rate. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured. The Company reclassified $8,000 of accumulated other comprehensive loss into interest expense for the third quarter of 2021 and $142,000 first nine months of 2021. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments are made on the Company’s debt.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$963,994	7.5	3.67%	1 Mo. LIBOR + 1.98	$105,098
Classified in Other Liabilities:
Customer interest rate swaps	$963,994	7.5	3.67%	1 Mo. LIBOR + 1.98	$(105,098)

December 31, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$9,847
Customer interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	33,952
Classified in Other Liabilities:
Customer interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	(9,847)
Third party interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	(33,952)
Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at September 30, 2022 and $156.3 million at December 31, 2021. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three and nine months ended September 30, 2022, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2022 and 2021.

The Company had core deposit intangibles of $9.7 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded core deposit intangible of $9.0 million in connection with the 1st Constitution acquisition. Amortization of core deposit intangible totaled $581,000 and $211,000 for the third quarters of 2022 and 2021, respectively, and $1.8 million and $658,000 for the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expense for the remainder of 2022 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2022	$581
2023	2,029
2024	1,737
2025	1,465
2026	1,193
2027	955
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

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2022 and during 2021, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$161,796	$196,053	$—	$357,849
Mortgage-backed securities, residential	—	314,345	—	314,345
Collateralized mortgage obligations, residential	—	161,224	—	161,224
Mortgage-backed securities, multifamily	—	785	—	785
Collateralized mortgage obligations, multifamily	—	46,724	—	46,724
Asset-backed securities	—	57,543	—	57,543
Obligations of states and political subdivisions	—	21,519	—	21,519
Corporate bonds	—	114,024	—	114,024
Total investment securities, available for sale	161,796	912,217	—	1,074,013
Equity securities, at fair value	—	17,180	—	17,180
Derivative assets	—	105,098	—	105,098
Total Assets	$161,796	$1,034,495	$—	$1,196,291
Liabilities:
Derivative liabilities	$—	$105,098	$—	$105,098
Total Liabilities	$—	$105,098	$—	$105,098

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$104,861	$98,526	$—	$203,387
Mortgage-backed securities, residential	—	237,975	—	237,975
Collateralized mortgage obligations, residential	—	191,291	—	191,291
Mortgage-backed securities, multifamily	—	1,741	—	1,741
Collateralized mortgage obligations, multifamily	—	32,519	—	32,519
Asset-backed securities	—	52,584	—	52,584
Corporate bonds	—	50,459	—	50,459
Total investment securities, available for sale	104,861	665,095	—	769,956
Equity securities, at fair value	—	17,368	—	17,368
Derivative assets	—	43,799	—	43,799
Total Assets	$104,861	$726,262	$—	$831,123
Liabilities:
Derivative liabilities	$—	$43,799	$—	$43,799
Total Liabilities	$—	$43,799	$—	$43,799

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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At September 30, 2022 and December 31, 2021, the Company had no OREO or other repossessed assets.
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
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
September 30, 2022
Assets:
Individually evaluated loans	$—	$—	$4,775	$4,775
December 31, 2021
Assets:
Individually evaluated loans	$—	$—	$7,113	$7,113
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
The estimation methodologies used, the estimated fair values and recorded book balances at September 30, 2022 and December 31, 2021, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$16,296	$15,576	$—	$15,576	$—
Mortgage-backed securities, residential	357,453	295,488	—	295,488	—
Collateralized mortgage obligations, residential	13,328	10,948	—	10,948	—
Mortgage-backed securities, multifamily	5,117	4,349	—	4,349	—
Obligations of states and political subdivisions	539,888	424,722	—	400,378	24,344
Corporate bonds	2,865	2,482	—	2,482	—
Total investment securities, held to maturity	$934,947	$753,565	$—	$729,221	$24,344
Federal Home Loan Bank and other membership bank stocks	21,046	21,046	—	21,046	—
Loans, net	7,499,947	7,349,734	—	—	7,349,734
Financial Liabilities:
Certificates of deposit	1,034,181	998,659	—	998,659	—
Other borrowings	25,000	22,902	—	22,902	—
Subordinated debentures	194,148	157,228	—	—	157,228

December 31, 2021	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$18,672	$18,965	$—	$18,965	$—
Mortgage-backed securities, residential	370,247	364,976	—	364,976	—
Collateralized mortgage obligations, residential	13,921	14,089	—	14,089	—
Mortgage-backed securities, multifamily	2,710	2,734	—	2,734	—
Obligations of states and political subdivisions	416,566	411,576	—	410,744	832
Corporate bonds	2,840	2,871	—	2,871	—
Total investment securities, held to maturity	824,956	815,211	—	814,379	832
Federal Home Loan Bank and other membership bank stocks	9,049	9,049	—	9,049	—
Loans, net	5,918,101	5,900,876	—	—	5,900,876
Financial Liabilities:
Certificates of deposit	759,227	753,483	—	753,483	—
Other borrowings	25,000	24,604	—	24,604	—
Subordinated debentures	179,043	175,243	—	—	175,243
Note 17 - Other Matters
On September 27, 2022, Lakeland Bank (the "Bank"), a wholly-owned subsidiary of the Company, entered into a consent order with the U.S. Department of Justice (“DOJ”) to resolve allegations of violations of the Fair Housing Act and the Equal Credit Opportunity Act within the Newark, NJ-PA Metro Division, as constituted in 2015. The DOJ’s consent order requires the Bank, among other things, to invest $12 million over five years in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic neighborhoods in Essex, Morris, Somerset, Sussex and Union Counties, New Jersey (the “Newark Lending Area”), and devote a minimum of $400,000 over five years towards community development partnership contributions in the Newark Lending Area and $150,000 per year over five years toward advertising, community outreach, and credit repair and education in the Newark Lending Area. Pursuant to the terms of the consent order, the Bank will also establish two new full-service branches in majority-Black and Hispanic census tracts: one in Newark, New Jersey and one in the Bank’s Newark Lending Area. In addition, the Bank must continue to maintain its full-time Community Development Officer position to oversee these efforts throughout the term of the consent order. On September 29, 2022, the DOJ consent order was approved by the United States District Court for the District of New Jersey resolving all claims by the DOJ against Lakeland Bank. The Company is committed to investing $12 million over five years and will record the related expenses in the period in which the activities occur.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Note Regarding Forward Looking Statements
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
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, as updated by the Company's subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; government responses to the COVID-19 pandemic; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; changes in federal and state tax laws; government intervention in the U.S. financial system; changes in levels of inflation and market interest rates, which may affect demand for our products and the value of our financial instruments; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; failure to realize anticipated efficiencies and synergies from the merger of 1st Constitution Bancorp into Lakeland Bancorp and the merger of 1st Constitution Bank into Lakeland Bank; and expenses related to our proposed merger with Provident Financial Services, Inc. ("Provident"), unexpected delays related to the merger, inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, and failure to realize anticipated efficiencies and synergies from the merger.
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
On September 27, 2022, the Company and Provident announced that they had entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger, valued at approximately $1.3 billion. The merger combines two complementary banking platforms into a company that will have more than $25 billion in assets, $18 billion in total loans and $20 billion in total deposits.
Financial Overview
For the third quarter of 2022, the Company reported net income of $28.7 million and earnings per diluted share of $0.44 compared to net income of $22.3 million and earnings per diluted share of $0.43 for the third quarter of 2021. For the third quarter of 2022, annualized return on average assets was 1.10%, annualized return on average common equity was 10.33% and annualized return on average tangible common equity was 13.87% compared to 1.10%, 10.94%, and 13.63%, respectively, for the third quarter of 2021.
For the nine months ended September 30, 2022, the Company reported net income of $73.8 million, compared to $72.9 million for the same period in 2021. For the nine months ended September 30, 2022, the Company reported earnings per diluted share of $1.13 compared to $1.42 earnings per diluted share reported for the first nine months of 2021. For the first nine months of 2022, annualized return on average assets was 0.96%, annualized return on average common equity was 8.99%, and annualized return on average tangible common equity was 12.08% compared to 1.24%, 12.39% and 15.53%, respectively, for the same period in 2021.
Net interest income increased by $20.9 million and $55.2 million for the three and nine months ended September 30, 2022 when compared to the same periods in 2021. Net interest margin for the third quarter of 2022 of 3.28% increased 18 basis points compared to the third quarter of 2021 and decreased 10 basis points compared to the linked second quarter of 2022. Net interest margin for the nine months ended September 30, 2022 was 3.23% as compared to 3.19% for the same period in 2021. The increase in net interest margin compared to the third quarter of 2021 and the year-to-date periods was due primarily to an increase in the volume of interest-earning assets and an increase in yields on interest-earning assets offset by an increase in the cost of interest-bearing liabilities.
The Company recorded merger-related expenses of $3.5 million and $1.1 million for the third quarters of 2022 and 2021, respectively, and year-to-date 2022 and 2021 merger-related expenses of $8.1 million and $1.1 million, respectively. Excluding merger-related expenses after tax, third quarter of 2022 net income was $31.6 million or $0.48 diluted EPS, resulting in an annualized return on average assets of 1.21%, annualized return on average common equity of 11.36%, and annualized return on average tangible common equity of 15.25%. Net income, excluding merger-related expenses after tax, for the nine months ended September 30, 2022 was $80.2 million or $1.23 diluted EPS, resulting in an annualized return on average assets of 1.05%, annualized return on average common equity of 9.78%, and annualized return on average tangible common equity of 13.13%. See the non-GAAP Reconciliation of Net Income table below.
Total loans, net of deferred fees, increased $1.59 billion to $7.57 billion during the first nine months of 2022 and included loans totaling $1.10 billion acquired in the Company's acquisition of 1st Constitution. Total deposits increased $1.71 billion, or 25%, during the first nine months of 2022, to $8.68 billion and includes deposits of $1.65 billion acquired from 1st Constitution.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021
Net Income
Net income was $28.7 million or $0.44 per diluted share, for the third quarter of 2022 compared to net income of $22.3 million or $0.43 per diluted share, for the third quarter of 2021. The increase in net income compared to the third quarter of 2021 was due primarily to an increase of $20.9 million in net interest income, partially offset by an increase in noninterest expense of $10.6 million and a provision for credit losses of $1.4 million, which compared to a negative provision of $2.7 million recorded in the third quarter of 2021.
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
Net interest income on a tax equivalent basis for the third quarter of 2022 was $80.7 million, compared to $59.5 million for the third quarter of 2021. The net interest margin increased 18 basis points to 3.28% in the third quarter of 2022 from 3.10% in the third quarter of 2021. The increase in net interest income compared to the third quarter of 2021 was due primarily to the growth of loans and investment securities.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended September 30, 2022 and September 30, 2021 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$7,517,878	$84,924	4.43%	$5,943,698	$59,957	4.00%
Taxable investment securities and other	1,806,894	9,589	2.12%	1,005,744	4,232	1.68%
Tax-exempt securities	353,825	1,880	2.12%	138,612	745	2.15%
Federal funds sold (2)	77,200	429	2.21%	523,205	161	0.12%
Total interest-earning assets	9,755,797	96,822	3.90%	7,611,259	65,095	3.40%
Noninterest-earning assets:
Allowance for credit losses	(69,472)			(60,490)
Other assets	672,275			519,281
Total Assets	$10,358,600			$8,070,050

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$1,092,222	$696	0.25%	$653,840	$85	0.05%
Interest-bearing transaction accounts	4,337,559	10,634	0.97%	3,701,676	2,775	0.30%
Time deposits	905,735	2,288	1.00%	826,831	1,127	0.55%
Federal funds purchased	116,685	669	2.24%	—	—	—%
Securities sold under agreements to repurchase	124,043	48	0.15%	108,519	19	0.07%
Long-term borrowings	219,082	1,807	3.23%	162,216	1,594	3.85%
Total interest-bearing liabilities	6,795,326	16,142	0.94%	5,453,082	5,600	0.41%
Noninterest-bearing liabilities:
Demand deposits	2,325,391			1,702,788
Other liabilities	133,738			106,224
Stockholders' equity	1,104,145			807,956
Total Liabilities and Stockholders’ Equity	$10,358,600			$8,070,050
Net interest income/spread		80,680	2.96%		59,495	2.99%
Tax equivalent basis adjustment		395			157
Net Interest Income		$80,285			$59,338
Net interest margin (3)			3.28%			3.10%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $31.7 million to $96.8 million in the third quarter of 2022 from $65.1 million in the third quarter of 2021. Average loans increased $1.57 billion to $7.52 billion in the third quarter of 2022 compared to $5.94 billion in the third quarter of 2021, due primarily to the acquisition of 1st Constitution. The yield earned on loans increased by 43 basis points to 4.43% in the third quarter of 2022 from the third quarter of 2021 due primarily to the increase in market rates. Total average taxable investment securities increased $801.2 million to $1.81 billion for the third quarter of 2022 from the third quarter of 2021, while average tax-exempt securities increased $215.2 million to $353.8 million for the same periods, due to the acquisition of 1st Constitution and purchases of investment securities. The yield on average taxable investment securities increased 44 basis points from the third quarter of 2021 to 2.12% for the third quarter of 2022, while the yield on average tax-exempt investment securities decreased three basis points to 2.12% due to declines in market conditions during the period and an increase in bond anticipation note purchases at lower rates. Average federal funds sold in the third quarter of 2022 decreased $446.0 million compared to the third quarter of 2021, while the yield increased 209 basis points to 2.21% for the third quarter of 2022 as short-term market rates have risen in 2022.
Total interest expense of $16.1 million in the third quarter of 2022 increased by $10.5 million from the $5.6 million reported for the same period in 2021. The cost of average interest-bearing liabilities increased from 0.41% in the third quarter of 2021 to 0.94% in the third quarter of 2022, largely driven by increases in interest-bearing deposit costs offset by a reduction in the cost of long-term borrowings on the Company's subordinated notes. Total interest-bearing deposits increased by $1.15 billion from the third quarter of 2021 to $6.34 billion, while the cost of interest-bearing deposits increased 55 basis points. For the third quarter of 2022, savings and interest-bearing transaction account average balances increased $438.4 million and $635.9 million, respectively, when compared to the same period in 2021, and average time deposits increased $78.9 million. Additionally, in September 2021 the Company issued $150.0 million Fixed-to-Floating Rate Subordinated Notes at a fixed rate of 2.875% and redeemed $75.0 million of its outstanding 5.125% Fixed-to-Floating Rate Subordinated Notes, which contributed to a decrease in the average cost of long-term borrowings of 62 basis points, to 3.23% in the third quarter of 2022 from 3.85% in the third quarter of 2021.
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
In the third quarter of 2022, a $1.4 million provision for credit losses was recorded, compared to a $2.7 million benefit for credit losses for the same period last year. The provision is comprised of a provision for credit losses on loans of $11,000, a provision for credit losses on securities of $1.3 million and a provision on off-balance-sheet exposures of $22,000. The slight increase in the provision for credit losses on loans was primarily due to an increase in loan balances, which was largely offset by a decrease in the specific reserves for individually evaluated loans. The provision for credit losses on securities during the third quarter of 2022 was primarily due to increased unrealized losses on lower credit rated securities within our portfolio resulting from a rise in market interest rates. The Company recorded loan charge-offs of $56,000 and recoveries on loans of $88,000 in the third quarter of 2022 compared to loan charge-offs of $996,000 and loan recoveries of $1.3 million in the third quarter of 2021. For more information, see Note 6 in Notes to the Consolidated Statements in this Form 10-Q.
Noninterest Income
Noninterest income increased $1.8 million to $7.2 million for the third quarter of 2022 compared to $5.5 million during the same period in 2021. BOLI income increased $823,000 from the third quarter of 2021 due primarily to death benefits received during the third quarter of 2022. Commissions and fees increased $603,000 from the third quarter of 2021 due primarily to increases in wire transfer charges and financial services income. Service charges on deposit accounts increased $272,000 compared to the second quarter of 2021 due primarily to increases in debit card interchange income. Losses on equity securities totaled $464,000 for the three months ended September 30, 2022 compared to losses of $58,000 in the same period of 2021. The Company recorded swap income in the third quarter of 2022 of $711,000 compared to none in the third quarter of 2021, as changes in the yield curve increased the demand for swap transactions.

Noninterest Expense
Noninterest expense in the third quarter of 2022 totaled $47.8 million compared to $37.2 million for the same quarter of 2021, an increase of $10.6 million. Compensation and employee benefits increased $5.2 million to $26.6 million in the third quarter of 2022 due primarily to additions to our staff from the 1st Constitution merger and normal merit increases. The Company recorded merger-related expenses related to the anticipated merger with Provident in the third quarter of 2022 of $3.5 million and merger-related expenses related to the acquisition of 1st Constitution of $1.1 million in the same period in 2021. Premises and equipment expense of $7.6 million and $6.2 million, respectively, was recorded in the three months ended September 30, 2022 and 2021, an increase of $1.4 million due primarily to increases in occupancy expense related to the 1st Constitution branches. Core deposit intangible amortization was $581,000 and $211,000, for the third quarter of 2022 and 2021, respectively, increasing due to the core deposit intangible recorded on the 1st Constitution acquisition. Other operating expenses, excluding core deposit amortization expense, increased $1.1 million in the third quarter of 2022 compared to the same period in 2021 due primarily to increased consulting fees, appraisal fees, marketing and insurance expense.
The Company’s efficiency ratio, a non-GAAP financial measure, was 49.76% in the third quarter of 2022, compared to 54.02% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
(dollars in thousands)	2022	2021

Total noninterest expense	$47,811	$37,207
Less:
Amortization of core deposit intangibles	581	211
Merger-related expenses	3,488	1,072
Long term debt extinguishment costs	—	831
Noninterest expense, as adjusted	$43,742	$35,093

Net interest income	$80,285	$59,338
Noninterest income	7,233	5,469
Total revenue	87,518	64,807
Tax-equivalent adjustment on municipal securities	395	157
Total revenue, as adjusted	$87,913	$64,964
Efficiency ratio	49.76%	54.02%
Income Tax Expense
The effective tax rate in the third quarter of 2022 was 25.0% compared to 26.4% during the same period in 2021 primarily as a result of tax advantaged items increasing as a percentage of pretax income.
Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021
Net Income
Net income was $73.8 million, or $1.13 per diluted share, for the first nine months of 2022 compared to net income of $72.9 million, or $1.42 per diluted share, for the first nine months of 2021. Net income increased primarily as a result of increases of $55.2 million in net interest income and $4.6 million in noninterest income, partially offset by increases of $37.6 million in noninterest expense and $22.6 million in provision for credit losses.
Net interest income on a tax equivalent basis for the first nine months of 2022 was $232.1 million, compared to $176.3 million for the first nine months of 2021. The increase in net interest income was due primarily to an increase in the volume of interest-earning assets and loan yields, offset by an increase in the cost of interest-bearing deposits. The net interest margin of 3.23% in the first nine months of 2022 increased from 3.19% for the same period in 2021, primarily due to the increase in the yield on interest-earning assets. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the nine months ended September 30, 2022 and September 30, 2021 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$7,257,990	$229,706	4.18%	$6,037,419	$179,264	3.97%
Taxable investment securities and other	1,770,121	24,583	1.86%	942,389	12,242	1.73%
Tax-exempt securities	353,229	5,353	2.02%	129,434	2,318	2.39%
Federal funds sold (2)	235,742	846	0.48%	286,936	250	0.12%
Total interest-earning assets	9,617,082	260,488	3.58%	7,396,178	194,074	3.51%
Noninterest-earning assets:
Allowance for credit losses	(69,232)			(66,641)
Other assets	682,682			524,814
TOTAL ASSETS	$10,230,532			$7,854,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$1,125,580	$1,686	0.20%	$632,950	$247	0.05%
Interest-bearing transaction accounts	4,368,492	16,842	0.51%	3,529,586	8,447	0.32%
Time deposits	862,958	3,958	0.61%	916,476	4,655	0.68%
Federal funds purchased	48,473	794	2.16%	3,040	8	0.36%
Securities sold under agreements to repurchase	110,560	93	0.11%	86,200	50	0.08%
Long -term borrowings	218,679	5,016	2.06%	148,616	4,374	2.46%
Total interest-bearing liabilities	6,734,742	28,389	0.56%	5,316,868	17,781	0.45%
Noninterest-bearing liabilities:
Demand deposits	2,277,192			1,637,101
Other liabilities	121,677			113,740
Stockholders' equity	1,096,921			786,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,230,532			$7,854,351
Net interest income/spread		232,099	3.02%		176,293	3.06%
Tax equivalent basis adjustment		1,124			487
NET INTEREST INCOME		$230,975			$175,806
Net interest margin (3)			3.23%			3.19%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

On a tax equivalent basis, interest income increased $66.4 million, or 34%, from $194.1 million in the nine months ended September 30, 2021, to $260.5 million in the same period of 2022. The increase in interest income was primarily due to growth in the volume and yields of interest-earning assets. Average loans increased $1.22 billion compared to the first nine months of 2021, due to the acquisition of 1st Constitution. The yield on average loans of 4.18% in the nine months ended September 30, 2022, was 21 basis points higher than the same period in 2021. Average taxable and tax-exempt investment securities increased $827.7 million and $223.8 million, respectively, for the first nine months of 2022 compared to the same period in 2021 due to the acquisition of 1st Constitution and purchases of securities. The yield on average taxable investment securities increased 13 basis points, while the yield on average and tax-exempt investment securities decreased 37 basis points. Average federal funds sold decreased $51.2 million in the first nine months of 2022 compared to the same period in 2021, while the yield on federal funds sold increased 36 basis points.
Total interest expense of $28.4 million in the first nine months of 2022 was $10.6 million greater than the interest expense reported for the same period in 2021. Total average interest-bearing liabilities increased $1.42 billion, while the cost of average interest-bearing liabilities increased from 0.45% in the nine months ended September 30, 2021 to 0.56% in the first nine months of 2022. The increase in the balance was due to the acquisition of deposits from 1st Constitution. Rates paid increased in almost all categories of interest-bearing deposits. The cost of long-term borrowings and time deposits decreased by 40 basis points and seven basis points, respectively, while the cost of overnight borrowings increased 180 basis points compared to the first nine months of 2021.
Provision for Credit Losses
In the nine months ended September 30, 2022, the Company recorded an $11.3 million provision for credit losses compared to an $11.3 million benefit for the same period last year. As of September 30, 2022, the provision was comprised of a provision for credit losses on loans of $6.2 million, a provision for credit losses on securities of $4.1 million and a provision for off-balance-sheet exposures of $997,000. In addition, the Company recorded an initial allowance for credit losses of $12.1 million on purchased credit deteriorated loans acquired from 1st Constitution. The provision for credit losses on loans included a day one provision for the 1st Constitution non-PCD loans of $4.6 million. The benefit for credit losses on loans in the nine months ended September 30, 2021 was comprised of a benefit for credit losses on loans of $10.8 million, a provision for credit losses on securities of $231,000 and a benefit for off-balance-sheet exposures of $707,000. The increase in the provision recorded for loans and off-balance-sheet exposures in 2022 was due primarily to the provision for non-PCD loans acquired in the 1st Constitution merger and charge-offs for PCD loans. The provision for credit losses on securities during the nine months of 2022 was primarily due to increased unrealized losses on lower credit rated securities within the investment portfolio. The increase in unrealized losses in 2022 was primarily due to the rise in market interest rates, which caused decreases in the fair values of investment securities available for sale. The Company charged off $7.6 million of purchased credit deteriorated loans acquired from 1st Constitution in first nine months of 2022. In addition, other charge-offs totaled $595,000 and recoveries totaled $760,000 in the first nine months of 2022 compared to $4.1 million in charge-offs and $1.8 million in recoveries in the first nine months of 2021. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
The Company recorded noninterest income of $21.1 million in the nine months ended September 30, 2022, an increase of $4.6 million from $16.5 million in the same period in 2021 due primarily to increases in BOLI income, commissions and fees and service charges on deposit accounts. BOLI income was $3.1 million for the nine months ended September 30, 2022, an increase of $1.2 million from the 2021 period primarily due to death benefits received during 2022. Commissions and fees increased $1.9 million due primarily to increases in wire transfer charges and financial services income, while service charges on deposit accounts increased $868,000 compared to the first nine months of 2021 due to an increase in debit card income. Gains on sales of loans increased $631,000 driven primarily by an increase in sale volume of residential mortgages due to the 1st Constitution acquisition and swap income increased $476,000, because changes in the yield curve increased the demand for swap transactions. Losses on equity securities totaled $1.3 million and $191,000 in the nine months ended September 30, 2022 and 2021, respectively. Other income increased $628,000 in 2022 due primarily to reductions in write-downs on premises and recoveries on loans charged off from prior acquisitions.

Noninterest Expense
Noninterest expense in the nine months ended September 30, 2022 and 2021 totaled $142.8 million and $105.2 million, respectively, increasing $37.6 million from the prior year. Compensation and employee benefit expense and premises and equipment expense increased $18.9 million and $4.6 million, respectively, compared to the first nine months of 2021 due to the increases in staff and premises from the 1st Constitution acquisition. During the nine months ended September 30, 2022, the Company recorded merger-related expenses of $8.1 million for the completed acquisition of 1st Constitution Bancorp and the anticipated merger with Provident. Other operating expenses increased $6.0 million in the first nine months of 2022 compared to the same period in 2021. Included in the increase in other operating expenses are increases in core deposit intangible amortization, consulting, and marketing expense, which increased $1.1 million, $707,000 and $833,000, respectively, compared to the first nine months of 2021. The Company’s efficiency ratio, a non-GAAP financial measure, was 52.53% in the first nine months of 2022, compared to 53.24% for the same period in 2021. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.
The following table shows the calculation of the efficiency ratio for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021

Total noninterest expense	$142,838	$105,207
Less:
Amortization of core deposit intangibles	1,770	658
Merger-related expenses	8,073	1,072
Long-term debt extinguishment costs	—	831
Noninterest expense, as adjusted	$132,995	$102,646

Net interest income	$230,975	$175,806
Noninterest income	21,076	16,497
Total revenue	252,051	192,303
Tax-equivalent adjustment on municipal securities	1,124	487
Less:
Gains on sales of investment securities	—	9
Total revenue, as adjusted	$253,175	$192,781
Efficiency ratio	52.53%	53.24%
Income Tax Expense
The effective tax rate in the first nine months of 2022 was 24.7% compared to 25.9% during the same period last year due primarily to tax-advantaged items increasing as a percentage of pretax income resulting from the increase in BOLI and tax exempt securities interest income during the current period.
Financial Condition
The Company’s total assets increased $2.32 billion from December 31, 2021, to $10.52 billion at September 30, 2022. Total loans, net of deferred fees, were $7.57 billion, an increase of $1.59 billion, or 27% from $5.98 billion at December 31, 2021. Total deposits were $8.68 billion, an increase of $1.71 billion, or 25%, from December 31, 2021, while total borrowings increased $266.4 million to $576.9 million at September 30, 2022.
With the completion of the 1st Constitution merger in January 2022, the Company recorded the assets acquired and the liabilities assumed in the acquisition at their estimated fair values as of the acquisition date. Total assets, total loans and total deposits acquired were $1.97 billion, $1.10 billion and $1.65 billion, respectively.

Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $7.57 billion at September 30, 2022, an increase of $1.59 billion as compared to December 31, 2021 and included $1.10 billion of loans acquired from 1st Constitution. Excluding the impact of the 1st Constitution acquisition, loans increased $497.4 million or 8%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Non-performing assets, including non-accrual PCD loans, increased $1.4 million from $17.0 million at December 31, 2021 to $18.4 million at September 30, 2022. Owner occupied commercial non-accrual loans increased $7.5 million due to one loan, while residential non-accrual loans increased by $1.4 million. Non owner occupied commercial and residential segments decreased by a total of $4.7 million and the commercial, industrial and other segment decreased by $3.1 million as the Company exited several larger loan relationships and received principal paydowns on three other loans. The percentage of non-performing assets to total assets was 0.17% at September 30, 2022 compared to 0.21% at December 31, 2021. Non-accrual loans at September 30, 2022 included three loan relationships with a balance of $1 million or greater, totaling $13.3 million and one loan relationship between $500,000 and $1.0 million, totaling $828,000. At September 30, 2022, there was one loan of $31,000 that was past due more than 89 days and still accruing and at December 31, 2021, one loan with a recorded investment of $1,000 was past due more than 89 days and still accruing.
On September 30, 2022 and December 31, 2021, the Company had $3.1 million and $3.3 million, respectively, in loans that were TDRs and accruing interest income. These loans are expected to be able to perform under the modified terms of the loan. At September 30, 2022, the Company had no TDRs that were included in non-accrual loans and at December 31, 2021, there was $127,000 in TDRs that were included in non-accrual loans.
At September 30, 2022 and December 31, 2021, the Company had $73.8 million and $102.3 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at September 30, 2022, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
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
The overall balance of the allowance for credit losses on loans of $68.9 million at September 30, 2022 increased $10.8 million from December 31, 2021, an increase of 19% due primarily to a day one PCD allowance of $12.1 million for the 1st Constitution acquisition offset by charge-offs of 1st Constitution's PCD loans of $7.6 million. The Company also recorded a provision on 1st Constitution's non-PCD loans of $4.6 million.

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended
(dollars in thousands)	2022	2021	December 31, 2021
Allowance for credit losses on loans to total loans outstanding	0.91%	0.99%	0.97%
Allowance for credit losses on loans	$68,879	$57,953	$58,047
Total loans outstanding	7,568,826	5,880,802	5,976,148

Non-accrual loans to total loans outstanding	0.24%	0.21%	0.28%
Non-accrual loans	$18,370	$12,248	$16,981
Total loans outstanding	7,568,826	5,880,802	5,976,148

Allowance for credit losses on loans to non-accrual loans	374.95%	473.16%	341.83%
Allowance for credit losses on loans	$68,879	$57,953	$58,047
Non-accrual loans	18,370	12,248	16,981

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended
(dollars in thousands)	2022	2021	December 31, 2021
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	0.13%	0.10%
Net charge-offs during the period	$—	$2,246	$2,246
Average amount outstanding	2,757,621	2,360,606	2,347,575

Owner occupied commercial	(0.04)%	—%	—%
Net recoveries during the period	$(313)	$(19)	$(20)
Average amount outstanding	1,095,030	863,693	870,727

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$28	$28
Average amount outstanding	1,112,123	872,226	889,456

Non owner occupied residential	(0.01)%	0.13%	0.03%
Net (recoveries) charge-offs during the period	$(14)	$194	$58
Average amount outstanding	215,445	191,839	188,166

Commercial, industrial and other	0.20%	(0.01)%	(0.08)%
Net charge-offs (recoveries) during the period	$1,001	$(38)	$(487)
Average amount outstanding	655,499	638,771	593,979

Construction	2.28%	(0.01)%	(0.01)%
Net charge-offs (recoveries) during the period	$6,804	$(17)	$(21)
Average amount outstanding	397,371	315,384	312,107

Equipment finance	0.02%	0.25%	0.24%
Net charge-offs during the period	$19	$225	$285
Average amount outstanding	128,657	119,642	120,252

Residential mortgage	(0.01)%	(0.04)%	(0.02)%
Net recoveries during the period	$(48)	$(113)	$(64)
Average amount outstanding	590,848	390,293	398,141

Consumer	0.01%	(0.08)%	0.05%
Net charge-offs (recoveries) during the period	$20	$(163)	$137
Average amount outstanding	302,696	283,938	281,896

Total loans	0.14%	0.05%	0.04%
Net charge-offs during the period	$7,469	$2,343	$2,162
Average amount outstanding	7,255,290	6,036,392	6,002,299
Non-accrual loans of $18.4 million at September 30, 2022 increased $1.4 million from December 31, 2021. The allowance for credit losses as a percent of total loans was 0.91% at September 30, 2022 compared to 0.97% at December 31, 2021. The decrease in the allowance for credit losses as a percent of total loans was primarily due to an increase in loans and and continued strength in asset quality.
Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at September 30, 2022.

Net recoveries as a percentage of average loans outstanding was less than 0.00% in the third quarter of 2022 compared to net recoveries as a percentage of average loans outstanding of 0.02% for the third quarter of 2021. Net charge-offs as a percentage of average loans outstanding was 0.14% and 0.05% for the nine months ended September 30, 2022 and 2021, respectively, with the change predominately related to 1st Constitution PCD loans charged off in the first quarter of 2022.
Investment Securities
Investment securities increased $414.0 million in the nine months ended September 30, 2022, including $342.3 million acquired from 1st Constitution, to $2.01 billion at September 30, 2022 compared to $1.59 billion at December 31, 2021, as the Company deployed excess cash. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $6.97 billion at December 31, 2021 to $8.68 billion at September 30, 2022, an increase of $1.71 billion, or 25%, including $1.65 billion assumed in the 1st Constitution merger. Excluding the impact of the 1st Constitution acquisition, deposits increased $61.4 million or 1%. Savings and interest-bearing transaction accounts increased $880.6 million due primarily to an increase in interest-bearing checking and savings accounts resulting from the addition of 1st Constitution deposits. Noninterest-bearing deposits increased $556.5 million, including $510.9 million from 1st Constitution, during the nine months ended September 30, 2022 to $2.29 billion.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $98.7 million for the first nine months of 2022 compared to $70.4 million for the same period in 2021.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2022, Lakeland’s deposits increased $1.71 billion, including the impact of the 1st Constitution acquisition.
•Sales of investment securities. At September 30, 2022 the Company had $1.07 billion in securities designated “available for sale.” Of these securities, $667.9 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Principal repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had $225.0 million of overnight borrowings from the FHLB on September 30, 2022. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, of which none were outstanding at September 30, 2022. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2022.
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
Management and the Board monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines. Management is closely monitoring changes in liquidity needs. The Company has increased collateral and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While we are unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2022 follows.

Cash and cash equivalents totaling $245.8 million on September 30, 2022 increased $17.2 million from December 31, 2021. Operating activities provided $98.7 million in net cash. Investing activities used $365.7 million in net cash, primarily due to securities purchases of $412.2 million and loan funding of $487.4 million, partially offset by net cash acquired in the 1st Constitution acquisition of $326.2 million and proceeds from repayments and maturities of investments securities of $220.8 million. Financing activities provided $284.2 million in net cash primarily due to increases of $251.3 million in federal funds purchased and securities sold under agreements to repurchase and $61.8 million in deposits, partially offset by dividends paid of $27.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2022. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$33,188	$1,265	$9,148	$6,520	$16,255
Benefit plan commitments	4,224	422	755	745	2,302
Remaining contractual maturities of time deposits	1,034,181	810,535	204,758	18,792	96
Subordinated debentures	194,148	—	—	—	194,148
Loan commitments	1,767,454	1,319,040	191,280	41,216	215,918
Other borrowings	25,000	—	25,000	—	—
Interest on other borrowings (1)	70,574	7,010	13,922	13,636	36,006
Standby letters of credit	20,627	19,162	110	—	1,355
Total	$3,149,396	$2,157,434	$444,973	$80,909	$466,080
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.20%.
Capital Resources
Total stockholders’ equity increased to $1.08 billion on September 30, 2022 from $827.0 million on December 31, 2021, an increase of $255.4 million. Book value per common share increased to $16.70 on September 30, 2022 from $16.34 on December 31, 2021. Tangible book value per share decreased from $13.21 per share on December 31, 2021 to $12.36 per share on September 30, 2022, a decrease of 6%, resulting primarily from an increase in goodwill and the number of shares outstanding from the 1st Constitution merger. Please see “Non-GAAP Financial Measures” below. In addition to the equity acquired in the 1st Constitution merger of $285.7 million, the increase in stockholders’ equity from December 31, 2021 to September 30, 2022 was due in part to $73.8 million of net income, offset by an other comprehensive loss of $79.0 million and by the payment of cash dividends on common stock of $27.8 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. As of September 30, 2022, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of September 30, 2022, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
The Company	9.10%	8.51%	10.62%	10.67%	11.16%	11.15%	13.78%	14.48%
Lakeland Bank	10.01%	9.70%	12.29%	12.71%	12.29%	12.71%	13.12%	13.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,082,406	$827,014
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	9,669	2,420
Total tangible common stockholders’ equity at end of period - Non-GAAP	$800,908	$668,317
Shares outstanding at end of period	64,804	50,606
Book value per share - GAAP	$16.70	$16.34
Tangible book value per share - Non-GAAP	$12.36	$13.21
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$800,908	$668,317
Total assets at end of period	$10,515,599	$8,198,056
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	9,669	2,420
Total tangible assets at end of period - Non-GAAP	$10,234,101	$8,039,359
Common equity to assets - GAAP	10.29%	10.09%
Tangible common equity to tangible assets - Non-GAAP	7.83%	8.31%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$28,746	$22,289	$73,792	$72,871
Total average common stockholders’ equity	$1,104,145	$807,956	$1,096,936	$786,642
Less:
Average goodwill	271,829	156,277	269,713	156,277
Average other identifiable intangible assets, net	9,982	2,758	10,464	2,975
Total average tangible common stockholders’ equity - Non-GAAP	$822,334	$648,921	$816,759	$627,390
Return on average common stockholders’ equity - GAAP	10.33%	10.94%	8.99%	12.39%
Return on average tangible common stockholders’ equity - Non-GAAP	13.87%	13.63%	12.08%	15.53%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Calculation of EPS excluding non-routine transactions
Net income - GAAP	$28,746	$22,289	$73,792	$72,871
Non-Routine Transactions:
Debt Prepayment Penalty	—	831	—	831
Tax deductible merger-related expenses	2,100	500	5,536	500
Tax effect on tax deductible merger-related expenses	$(632)	(400)	(1,666)	(400)
Non-tax deductible merger-related expenses	1,388	572	2,538	572
Effect of non-routine transactions, net of tax	$2,856	$1,503	$6,408	$1,503
Net income available to common shareholders excluding non-routine transactions	$31,602	$23,792	$80,200	$74,374
Less: Earnings allocated to participating securities	339	303	847	839
Net Income, excluding non-routine transactions	$31,263	$23,489	$79,353	$73,535

Weighted average shares - Basic	64,842	50,637	64,547	$50,616
Weighted average shares - Diluted	65,061	50,875	64,755	$50,837

Basic earnings per share - GAAP	$0.44	$0.43	$1.13	$1.42
Diluted earnings per share - GAAP	$0.44	$0.43	$1.13	$1.42

Basic earnings per share, adjusted for non-routine transactions	$0.48	$0.46	$1.23	$1.45
Diluted earnings per share, adjusted for non-routine transactions	$0.48	$0.46	$1.23	$1.45

Calculation of return on average assets excluding non-routine transactions
Net Income, excluding non-routine transactions	$31,602	$23,792	$80,200	$74,374
Average assets	10,358,600	8,070,050	10,230,532	7,854,351

Return on average assets - GAAP	1.10%	1.10%	0.96%	1.24%
Return on average assets, adjusted for non-routine transactions	1.21%	1.17%	1.05%	1.27%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Calculation of return on average equity excluding non-routine transactions
Net Income, excluding non-routine transactions	$31,602	$23,792	$80,200	$74,374
Total average common stockholders' equity	1,104,145	807,956	1,096,936	786,642

Return on average common stockholders' equity - GAAP	10.33%	10.94%	8.99%	12.39%
Return on average common stockholders' equity, adjusted for non-routine transactions	11.36%	11.68%	9.78%	12.64%

Calculation of return on average tangible common equity excluding non-routine transactions
Net Income, excluding non-routine transactions	$31,602	$23,792	$80,200	$74,374
Total average tangible common stockholders' equity - Non-GAAP	822,334	648,921	816,744	627,390

Return on average tangible common stockholders' equity - Non-GAAP	13.87%	13.63%	12.08%	15.53%
Return on average tangible common stockholders' equity - Non-GAAP, adjusted for non-routine transactions	15.25%	14.55%	13.13%	15.85%
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $323.1 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

Changes in Interest Rates
Rate Ramp	+200 bp
Asset/Liability Policy limit	(5.0)%
September 30, 2022	(1.0)%
December 31, 2021	(0.9)%
The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400bp	+300 bp	+200 bp	+100 bp
Asset/Liability policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%
September 30, 2022	(3.0)%	(2.3)%	(1.7)%	(0.6)%
December 31, 2021	(1.2)%	(0.9)%	(0.7)%	(0.5)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2022 (the base case) was $2.11 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400bp	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%
September 30, 2022	(11.4)%	(8.5)%	(5.5)%	(2.3)%	1.3%
December 31, 2021	(14.8)%	(10.9)%	(7.0)%	(2.7)%	(7.0)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.   Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors relating to the Company’s proposed merger with Provident (the “merger”) represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. In the discussion below, references to the “merger agreement” mean the Agreement and Plan of Merger, dated September 26, 2022, by and among Provident, NL 239 Corp. and the Company.

Because the market price of Provident common stock may fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.
In the merger, each share of Company common stock (Nasdaq: LBAI) that is issued and outstanding immediately prior to the effective time (except for certain excluded shares) will be converted into 0.8319 of a share of Provident common stock (NYSE: PFS). This exchange ratio is fixed and will not be adjusted for changes in the market price of either Provident common stock or Company common stock. Changes in the price of Provident common stock between now and the time of the merger will affect the value that the Company’s shareholders will receive in the merger. However, neither Provident nor the Company is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of Provident common stock or Company common stock.
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Provident’s and the Company’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices for the common stock of other banking companies, the effects of the COVID-19 pandemic, and changes in laws and regulations, many of which are beyond Provident’s and the Company’s control. Accordingly, at the time of the special meeting of shareholders of the Company to vote on the merger agreement, shareholders will not know the market value of the consideration that they will receive at the effective time of the merger.
The market price of Provident common stock after the merger may be affected by factors different from those currently affecting the shares of Provident common stock or Company common stock.
Following the merger, shareholders of the Company will become Provident stockholders. Provident’s business differs from that of the Company and certain adjustments may be made to Provident’s business as a result of the merger. Accordingly, the results of operations of the combined company and the market price of Provident common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Provident and the Company.
Issuance of shares of Provident common stock in connection with the merger may adversely affect the market price of Provident common stock.
In connection with the payment of the merger consideration, Provident will issue shares of Provident common stock to the Company’s shareholders. The issuance of these new shares of Provident common stock may result in fluctuations in the market price of Provident common stock, including a stock price decrease.
Provident and the Company are expected to incur substantial costs related to the merger and integration.
Provident and the Company have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by either Provident or the Company regardless of whether the merger is completed.
In addition, the combined company will incur integration costs following the completion of the merger as Provident and the Company integrate their businesses, including facilities and systems consolidation costs and employment-related costs. Provident and the Company may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While Provident and the Company have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

Combining Provident and the Company may be more difficult, costly or time-consuming than expected, and Provident and the Company may fail to realize the anticipated benefits of the merger.
The merger will combine two financial institutions of relatively similar asset size. The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Provident and the Company. To realize the anticipated benefits and cost savings from the merger, Provident and the Company must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Provident and the Company are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
Provident and the Company have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Provident and the Company during this transition period and on the combined company for an undetermined period after completion of the merger.
Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Provident and the Company. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic created economic and financial disruptions that adversely affected the business, financial condition, liquidity, capital and results of operations of Provident and the Company. If the effects of the COVID-19 pandemic or any similar public health emergency cause a continued or extended decline in the economic environment and the financial results of Provident or the Company, or the business operations of Provident or the Company are disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of Provident and the Company may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and regulators may impose additional requirements on Provident or the Company that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.
The future results of the combined company following the merger may suffer if the combined company does not effectively manage its expanded operations.
Following the merger, the size of the business of the combined company will increase beyond the current size of either Provident’s or the Company’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.

The combined company may be unable to retain Provident and/or Company personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Provident and the Company. It is possible that these employees may decide not to remain with Provident or the Company, as applicable, while the merger is pending or with the combined company after the merger is consummated. If Provident and the Company are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Provident and the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Provident and the Company also may not be able to locate or retain suitable replacements for any key employees who leave either company.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and other transactions contemplated by the merger agreement may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the FDIC and the New Jersey Department of Banking and Insurance and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
Any approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Provident nor the Company, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger.
As a result of the mergers, the combined company will become subject to additional requirements and restrictions imposed by the U.S. Department of Justice (the “DOJ”).
On September 28, 2022, Lakeland Bank entered into a consent order with the DOJ to resolve allegations of violations of the Fair Housing Act and Equal Credit Opportunity Act within the Newark, NJ-PA Metro Division, as constituted in 2015. The DOJ’s consent order was approved by the U.S. District Court for the District of New Jersey on September 29, 2022.
The DOJ’s consent order requires Lakeland Bank to, among other things, invest $12 million over five years in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic neighborhoods in Essex, Morris, Somerset, Sussex and Union Counties, New Jersey (the “Newark Lending Area”), and devote a minimum of $400,000 over five years toward community development partnership contributions in the Newark Lending Area and $150,000 per year over five years toward advertising, community outreach, and credit repair and education in the Newark Lending Area. Pursuant to the terms of the consent order, Lakeland Bank will also establish two new full-service branches in majority-Black and Hispanic census tracts: one in Newark, New Jersey and one in Lakeland Bank’s Newark Lending Area. In addition, Lakeland Bank must continue to maintain its full-time Community Development Officer position to oversee these efforts throughout the term of the consent order.

Under the terms of the DOJ’s consent order, the combined bank will assume the consent order in connection with the merger. Although both Provident and the Company are committed to full compliance with the DOJ’s consent order, achieving such compliance will require significant management attention from the Company and, following the merger, the combined company, and may cause the Company and, following the merger, the combined company to incur unanticipated costs and expenses. Actions taken to achieve compliance with the DOJ’s consent order may affect the Company’s and the combined company’s business or financial performance and may require the Company or the combined company to reallocate resources away from existing businesses or to undertake significant changes to their respective businesses, operations, products and services and risk management practices. In addition, the Company and its subsidiaries or, following the merger, the combined company and its subsidiaries could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ’s consent order.
Certain of the Company’s directors and executive officers may have interests in the merger that may differ from, or are in addition to, the interests of the Company’s shareholders.
Shareholders should be aware that some of the Company’s directors and executive officers may have interests in the merger and have arrangements that are different from, or in addition to, those of shareholders of the Company generally. These interests and arrangements may create potential conflicts of interest.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include approval by Provident’s and the Company’s shareholders; SEC registration of the shares of Provident common stock to be issued in the merger; authorization for listing on the New York Stock Exchange of the shares of Provident common stock to be issued in the merger, subject to official notice of issuance; and the receipt of required regulatory approvals. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including the accuracy of the representations and warranties of the other party and the performance by the other party of its obligations under the merger agreement.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite stockholder and shareholder approvals, or Provident or the Company may elect to terminate the merger agreement in certain other circumstances.
Failure to complete the merger could negatively impact Provident or the Company.
If the merger is not completed for any reason, including as a result of Provident stockholders failing to approve the issuance of Provident common stock in the merger or Company shareholders failing to approve the merger agreement, there may be various adverse consequences and Provident and/or the Company may experience negative reactions from the financial markets and from their respective customers and employees. For example, Provident’s or the Company’s businesses may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Provident common stock or Company common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Provident and/or the Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Provident or the Company to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either Provident or the Company may be required to pay a termination fee of $50 million to the other party.
Additionally, each of Provident and the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing a joint proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, Provident and the Company would have to pay these expenses without realizing the expected benefits of the merger.

In connection with the merger, Provident will assume the Company’s outstanding debt obligations, and the combined company’s level of indebtedness following the completion of the merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.
In connection with the merger, Provident will assume the Company’s outstanding indebtedness. Provident’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of the Company’s outstanding indebtedness, could have important consequences for the combined company’s creditors and the combined company’s stockholders. For example, it could:
•limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;
•restrict the combined company from paying dividends to its stockholders;
•increase the combined company’s vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.
Provident and the Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Provident and the Company. These uncertainties may impair Provident’s or the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Provident or the Company to seek to change existing business relationships with Provident or the Company. In addition, subject to certain exceptions, Provident and the Company have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent Provident or the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The announcement of the proposed merger could disrupt Provident’s and the Company’s relationships with their customers, suppliers, business partners and others, as well as their operating results and businesses generally.
Whether or not the merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the merger on Provident’s and the Company’s businesses include the following:
•their employees may experience uncertainty about their future roles, which might adversely affect Provident’s or the Company’s ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which Provident and the Company maintain business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with Provident and the Company or fail to extend an existing relationship with Provident and the Company; and
•Provident and the Company have each expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed merger.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition.
The merger agreement limits Provident’s and the Company’s respective abilities to pursue alternatives to the merger and may discourage other companies from trying to acquire Provident or the Company.
The merger agreement contains “no shop” covenants that restrict each of Provident’s and the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by Provident’s and the Company’s respective board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $50 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Provident or the Company from considering or proposing that acquisition.

The shares of Provident common stock to be received by Company shareholders as a result of the merger will have different rights from the shares of Company common stock.
Following the merger, the Company’s shareholders will become Provident stockholders and their rights as stockholders will be governed by Delaware law and the governing documents of the combined company following the merger. The rights associated with Delaware corporation law and Provident common stock are different from the rights associated with Company common stock.
Holders of Company common stock will have reduced ownership and voting interest in the combined company after the consummation of the merger and will exercise less influence over management.
Shareholders of Provident and the Company currently have the right to vote in the election of the board of directors and on other matters affecting Provident and the Company, respectively. When the merger is completed, each Provident stockholder and each Company shareholder will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of either Provident or the Company individually, as applicable, prior to the consummation of the merger. Because of this, the Company’s shareholders may have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.
Shareholders of the Company will not have appraisal rights or dissenters’ rights in the merger.
Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable stockholders or shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.
Under Title 14A, Chapter 11 of the New Jersey Business Corporation Act, shareholders have the right to dissent from any plan of merger or consolidation to which the corporation is a party, and to demand payment for the fair value of their shares. However, unless the corporation’s certificate of incorporation otherwise provides, dissenters’ rights of appraisal do not apply to any plan of merger or consolidation with respect to shares (i) of a class or series which is listed on a national securities exchange or is held of record by not less than 1,000 holders or (ii) for which, pursuant to the plan of merger or consolidation, such shareholder will receive (a) cash, (b) shares, obligations or other securities which, upon consummation of the merger or consolidation, will either be listed on a national securities exchange or held of record by not less than 1,000 holders, or (c) cash and such securities. The Company’s certificate of incorporation is silent as to dissenters’ rights of appraisal. The Company’s common stock is currently listed on Nasdaq, a national securities exchange, and is expected to continue to be so listed until the completion of the merger. In addition, as merger consideration, the shareholders of the Company will receive shares of Provident common stock, which is currently listed on the NYSE, a national securities exchange, and is expected to be listed at the effective time of the merger. Accordingly, holders of Company common stock are not entitled to any dissenters’ rights of appraisal in connection with the merger.
Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of Provident and the Company.
Shareholders of Provident or the Company may file lawsuits against Provident, the Company and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement. If any plaintiff were successful in obtaining an injunction prohibiting Provident or the Company from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Provident or the Company, including any cost associated with the indemnification of directors and officers of each company. Provident and the Company may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of Provident and the Company and could prevent or delay the completion of the merger.

The COVID-19 pandemic’s impact on the combined company’s business and operations following the completion of the merger is uncertain.
The extent to which the COVID-19 pandemic will negatively affect the business, financial condition, liquidity, capital and results of operations of the combined company following the completion of the merger will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the direct and indirect impact of the COVID-19 pandemic on employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the combined company’s business, and there is no guarantee that efforts by the combined company to address the adverse impacts of the COVID-19 pandemic will be effective.
Even after the COVID-19 pandemic has subsided, the combined company may continue to experience adverse impacts to its business as a result of the COVID-19 pandemic’s global economic impact, including reduced availability of credit, adverse impacts on liquidity and the negative financial effects from any recession or depression that may occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the third quarter of 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	—	$—	—	2,393,423
August 1 to August 31, 2022	—	—	—	2,393,423
September 1 to September 30, 2022	—	—	—	2,393,423
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

Item 6.   Exhibits

2.1
Agreement and Plan of Merger, dated as of July 11, 2021, by and between Lakeland Bancorp, Inc. and 1st Constitution Bancorp (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2021)

2.2
Agreement and Plan of Merger, dated September 26, 2022, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 2022)

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

4.3	Form of 2.875% Fixed-to-Floating Rate Subordinated Notes due 2031 (included in Exhibit 4.2)
10.1	Amendment to the Change in Control Agreement for Ronald E. Schwarz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 2022)
10.2	Amendment to the Change in Control Agreement for John F. Rath (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 2022)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

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
Date: November 8, 2022