Form 10-K
period 2022-12-31
LAKELAND BANCORP INC
filed 2023-02-28
CIK 846901

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Table of Contents

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $901,705,000, based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock, as of February 22, 2023, was 64,893,556.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Table of Content
LAKELAND BANCORP, INC.
Form 10-K Index

Table of Content
PART I
ITEM 1 - Business.
GENERAL
Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland,” the “Bank” or “Lakeland Bank”). As of February 15, 2023, Lakeland operates 68 branch offices located throughout northern and central New Jersey and in Highland Mills, New York; six New Jersey regional commercial lending centers strategically located in our market area and one New York commercial lending center to serve the Hudson Valley region. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
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
On September 26, 2022, the Company entered into a definitive merger agreement with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation, and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank. Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction is valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits. The transaction has been approved by the boards of directors and shareholders of both companies and is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
At December 31, 2022, Lakeland Bancorp had total consolidated assets of $10.78 billion, total consolidated deposits of $8.57 billion, total consolidated loans, net of the allowance for credit losses on loans, of $7.80 billion and total consolidated stockholders’ equity of $1.11 billion.
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Item 1A - Risk Factors of this Annual Report on Form 10-K. See Item “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail on Forward-Looking Statements.
Commercial Bank Services
Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York and surrounding areas. In the lending area, these services include commercial real estate loans, commercial and industrial loans, short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, residential mortgage loans, Small Business Administration (“SBA”) loans and merchant credit card services. The Company participated in the SBA's Paycheck Protection Program ("PPP") beginning in 2020 and continuing in 2021. Through Lakeland’s equipment finance division, the Company provides a financing solution to small and medium-sized companies that prefer to lease equipment over other financial alternatives. Lakeland’s asset-based loan department provides commercial borrowers with another lending alternative.
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

Table of Content
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
Human Capital Resources
At December 31, 2022, the Company employed 911 associates, including 51 part-time associates, of which approximately 68% are women. The Company employed 717 associates, including 36 part-time associates at December 31, 2021. As a financial institution, approximately 53% of our associates are located at branch or loan production offices and the remainder are located at our administrative offices. The success of our business is highly dependent on our associates, who are dedicated to our mission to inspire and enable the communities we serve to achieve financial stability and success. We seek to hire well-qualified associates to sustain and build on our culture of service and performance. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. None of our associates are covered by a collective bargaining agreement.
We encourage the growth and development of our associates and strive to fill positions by promotion and internal transfer whenever possible. Continual learning and career development is advanced through annual performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Our Leader Engagement and Development (LEAD) Program was launched in 2018 to foster leadership abilities and cultivate effective management approaches. To date, 51 associates have completed the program. Reimbursement is available to associates enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences and other training events associates attend in connection with their job duties or professional certification requirements.
The safety, health and wellness of our associates is a top priority. On an ongoing basis, we promote the health and wellness of our associates by strongly encouraging work-life balance, offering flexible work schedules, keeping the associate portion of health care premiums to a minimum and sponsoring various wellness programs, whereby associates are encouraged to incorporate healthy habits into their daily routines.
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
Associate retention helps us operate efficiently and achieve our business objectives. We provide competitive wages, annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leave, wellness program and an employee assistance program. At December 31, 2022, approximately 29% of our current staff had been with us for 10 years or more.

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
Additionally, with the closing of the acquisition of 1st Constitution Bancorp and 1st Constitution Bank on January 6, 2022, the Company's consolidated assets exceed $10 billion, which subjects the Company and the Bank to increased supervision and regulation. In particular, Lakeland is now subject to the direct supervision of and examination by the Consumer Financial Protection Bureau (“CFPB”), rather than the FDIC, with respect to consumer protection laws. Additionally, under existing federal laws and regulations, Lakeland is now subject to (1) an interchange fee cap for electronic debit transactions mandated by a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) known as the Durbin Amendment, (2) more stringent compliance requirements under the “Volcker Rule,” a provision of the Dodd-Frank Act that prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds, and (3) higher FDIC assessment rates, as further described below. Certain enhanced prudential standards also now are applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion asset threshold have and will likely continue to result in increased regulatory costs, though the Company and the Bank have incurred increased regulatory costs in connection with their preparations over the last several years for exceeding the threshold.
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

Table of Content
Interstate Banking
    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. The Dodd-Frank Act removes the restrictions on interstate branching contained in the Riegle-Neal Act, and allows national banks and state banks to establish branches in any state if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.
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

Table of Content
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

Table of Content
Pursuant to the December 2010 capital framework established by the Basel Committee on Banking Supervision (the "Basel Rules"), the Company and Lakeland are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:
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
The Basel Rules also require the Company and Lakeland to maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, effectively resulting in the following minimum capital ratios:
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
As of December 31, 2022, the Company and Lakeland met all capital requirements under the Basel Rules as then in effect, including the capital conservation buffer requirement. The Bank was classified as "well capitalized" on that date.
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
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio, that is, the ratio of the DIF to insured deposits.
Under the FDIC’s risk-based assessment system, insured institutions deemed less risky pay lower FDIC assessments. With the closing of the acquisition of 1st Constitution Bank on January 6, 2022, Lakeland’s assets exceed $10 billion. Assessments for “large institutions,” which are institutions such as Lakeland reporting assets of $10 billion or more in their quarterly call reports for four consecutive quarters, are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail.
Lakeland paid $2.7 million and $2.3 million in total FDIC assessments in 2022 and 2021, respectively. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets, such as Lakeland, will range from 2.5 to 42 basis points.
In October 2022, the FDIC also adopted a final rule, effective January 1, 2023, to incorporate updated accounting standards into deposit insurance assessments applicable to all large insured depository institutions that have adopted FASB’s ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). It is difficult to estimate the effect of this rule on insurance assessment rates and the management of the Company cannot predict what assessment rates will be in the future. Any significant increases in insurance premiums may have an adverse effect on the Company’s operating expenses and results of operations.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.
CARES Act
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA guarantees 100% of the PPP loans made to eligible borrowers.

Table of Content
Section 4013 of the CARES Act, as interpreted by the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" (the “Revised Statement”), dated April 17, 2020, includes criteria that enable financial institutions to exclude from troubled debt restructuring ("TDR") status loans that were modified in connection with COVID-19 and met certain other criteria, for a limited period of time. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended the provisions in Section 4013 of the Cares Act to January 1, 2022. If the criteria were not met under either Section 4013 or the Revised Statement, banks were required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR.
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
On March 31, 2022, FASB issued ASU 2022-02, which eliminates the TDR guidance for all institutions that adopted ASU 2016-13 and enhances financial statement disclosure requirements for loan modifications to borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods.
Change in Control Act
Under the Change in Bank Control Act, no person (including a company or other business entity) may acquire “control” of a bank or bank holding company, unless the appropriate federal agency has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. The agency takes into consideration certain factors, including the competence, experience, integrity and financial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or power to vote 25% or more of any class of voting stock. There is a rebuttable presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the company involved has its shares registered under the Securities Exchange Act of 1934. Any “company”, as defined in the Bank Holding Company Act of 1956, would be required to receive the prior approval of the Federal Reserve Board to acquire “control” of the company or bank, as defined in that statute and Federal Reserve Board regulations, and would then be regulated as a bank holding company.
New Jersey law specifies similar prior approval requirements by the New Jersey Department of Banking and Insurance for acquisitions of New Jersey banks or holding companies.
U.S. Department of Justice
On September 28, 2022, Lakeland Bank announced it had entered into a settlement with the U.S. Department of Justice ("DOJ") to resolve allegations that the Bank had violated fair lending laws in the Newark, New Jersey Metro Division.
For the five year period beginning September 28, 2022, the Bank will provide $12 million in loan subsidies in Majority Black and Hispanic Census Tracts ("MBHCTs") within Essex, Morris, Somerset, Sussex and Union Counties in New Jersey (the "Newark Lending Area"), $750,000 in additional marketing of mortgage lending services and products in the Newark Lending Area, $400,000 for community development partnerships to serve these MBHCTs in the Newark Lending Area and establish two branches within the MBHCTs, including one in Newark, New Jersey and one in the Newark Lending Area. Lakeland will also conduct twenty outreach events for real estate brokers and agents, developers and public or private entities engaged in residential real estate-related business and assign four additional loan officers to support these commitments.
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
Merger Risks Related to the Merger of the Company with Provident
Because the market price of Provident common stock may fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.
In the merger, each share of Company common stock that is issued and outstanding immediately prior to the effective time (except for certain excluded shares) will be converted into 0.8319 of a share of Provident common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Provident common stock or Company common stock. Changes in the price of Provident common stock between now and the time of the merger will affect the value that the Company’s shareholders will receive in the merger. However, neither Provident nor the Company is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of Provident common stock or Company common stock.
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Provident’s and the Company’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices for the common stock of other banking companies, the effects of the COVID-19 pandemic, and changes in laws and regulations, many of which are beyond Provident’s and the Company’s control. Accordingly, at the time of the special meeting of shareholders of the Company to vote on the merger agreement, shareholders did not know the market value of the consideration that they will receive at the effective time of the merger.
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

Table of Content
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

Table of Content
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
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include approval by Provident’s and the Company’s shareholders (which occurred on February 1, 2023); SEC registration of the shares of Provident common stock to be issued in the merger; authorization for listing on the New York Stock Exchange of the shares of Provident common stock to be issued in the merger, subject to official notice of issuance; and the receipt of required regulatory approvals. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including the accuracy of the representations and warranties of the other party and the performance by the other party of its obligations under the merger agreement.

Table of Content
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time or Provident or the Company may elect to terminate the merger agreement in certain other circumstances.
Failure to complete the merger could negatively impact Provident or the Company.
If the merger is not completed for any reason, there may be various adverse consequences and Provident and/or the Company may experience negative reactions from the financial markets and from their respective customers and employees. For example, Provident’s or the Company’s businesses may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Provident common stock or Company common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Provident and/or the Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Provident or the Company to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either Provident or the Company may be required to pay a termination fee of $50 million to the other party.
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

Table of Content
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

Table of Content
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
Litigation related to the merger has been filed against Provident, the Provident board of directors, the Company and the Company's board of directors, and additional litigation may be filed against the Company, the Company's board of directors, Provident and the Provident board of directors in the future, which could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of Provident and the Company.
Litigation related to the merger has been filed against Provident, the Provident board of directors, the Company and the Company's board of directors, and additional litigation may be filed against the Company, the Company's board of directors, Provident and the Provident board of directors in the future. The outcome of any litigation is uncertain. One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement. If any plaintiff were successful in obtaining an injunction prohibiting Provident or the Company from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Provident and/or the Company, including costs associated with the indemnification of directors and officers of each company. Provident and the Company may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of Provident and the Company and could prevent or delay the completion of the merger.
Credit Risks
Our allowance for credit losses on loans may not be adequate to cover actual losses.
Like all commercial banks, Lakeland Bank maintains an allowance for credit losses on loans to provide for loan defaults and non-performance. If our allowance for credit losses on loans is not adequate to cover actual loan losses, we may be required to significantly increase future provisions for credit losses on loans, which could materially and adversely affect our operating results. The measurement of all expected credit losses for financial instruments held at the reporting date is based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions, such as Lakeland, and other organizations now use forward-looking information to better inform their credit loss estimates.
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
The Bank’s total reported CLD loans represented 34% of total risk-based capital at December 31, 2022. The Bank’s total reported CRE loans to total capital was 411% at December 31, 2022, while the Bank’s CRE portfolio has increased by 55% over the preceding 36 months and includes the 1st Constitution acquisition.
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

Table of Content
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
Net interest income is the Company's largest source of income. Changes in interest rates could materially affect the amount of interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, which may affect our net interest spread and other elements of net income. The Company’s interest rate sensitivity is discussed in more detail in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is the primary market risk to its condition and operations.
Changes in market interest rates may also affect the demand for the Company’s products and services, the Company’s ability to originate real estate loans, competition for deposits, supply conditions in the U.S., financial and capital markets, levels of prepayments, cash flows, the value of its assets, its ability to realize gains from the sale of assets, and loan delinquencies and defaults, all of which ultimately affect earnings. Changes in interest rates may also affect the market value of the Company’s investment securities portfolio, which may affect the level and adequacy of its regulatory capital.
During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.
Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment, or the recent pandemic-related environment where the Federal Reserve held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets.
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
Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Table of Content
A decrease in our ability to borrow funds could adversely affect our liquidity.
Our ability to obtain funding from the FHLB or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.
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
    Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The Company has approved the use of Term SOFR as the lead base case index to replace LIBOR for pricing of new contracts starting in 2022, with Daily Simple SOFR as an alternate. The Company continues to monitor market adoption of alternate index rates as information becomes available or as requested by customers or other counterparties.
    We have a small number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risk. As of December 31, 2022, approximately $924.2 million, or 75% of the Company's portfolio of LIBOR-based loans, has been paid off or converted with approximately $309.2 million in LIBOR-based commercial loans and $4.7 million in LIBOR-based residential loans remaining. The Company is focused on converting the majority of these loans to one month term SOFR, working with customers, counsel, and its core loan servicing provider. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Table of Content
Declines in value may adversely impact our investment portfolio, which could reduce our earnings.
As of December 31, 2022, the Company had approximately $1.98 billion in its investment portfolio, with $1.05 billion designated as available for sale and $923.3 million designated as held to maturity. For securities available for sale, Management determines if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held to maturity securities are evaluated under the allowance for credit losses model where the allowance is initially recognized upon acquisition of the securities and subsequently remeasured on a recurring basis. Held to maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough, it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
The Company’s investment in equity securities and non-investment grade debt securities present heightened credit and price risks. Under accounting standards, equity gains and losses are recorded to current period operating results. The Company has an investment in the stock of the Federal Home Loan Bank of New York ("FHLB") which could result in write-down in the event of impairment.
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

Table of Content
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
Our operations rely on certain third-party vendors.
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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

Table of Content
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
The current national administration has indicated that tax reform, increasing the federal corporate tax rate, is a possibility. Such an increase would increase the Company's income tax expense as a percent of its taxable income. In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations. Other tax reform could adversely impact the property values of real estate used to secure loans or may create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as the states of New Jersey and New York where the Company operates. These and other federal and state tax changes could significantly impact the financial health of our customers, potentially resulting, in among other things, an inability to repay loans or maintain deposits at the Bank. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.
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
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. The COVID-19 pandemic and related adverse local and national economic consequences could result in a material, adverse effect on our business, financial conditions, liquidity, and results of operations.

Table of Content
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

Table of Content
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
ITEM 1B - Unresolved Staff Comments.
Not applicable.
ITEM 2 – Properties.
As of December 31, 2022, Lakeland operated 68 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union Counties in New Jersey and in Highland Mills, New York. Lakeland also operates six New Jersey regional commercial lending centers in Bernardsville, Iselin, Jackson, Montville, Teaneck and Waldwick and one New York commercial lending center to serve the Hudson Valley region. In addition to the Company’s principal office located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438, the Company leases two operations locations in Milton, New Jersey.
The aggregate net book value of premises and equipment was $55.4 million at December 31, 2022. As of December 31, 2022, 30 of the Company’s facilities were owned and 42 were leased for various terms.

Table of Content
ITEM 3 - Legal Proceedings.
Litigation related to the merger with Provident has been filed against the Company consisting of the following actions: Stein v. Lakeland Bancorp, Inc. et al., Case No. 1:22-cv-09946, filed in the U.S. District Court for the Southern District of New York (“S.D.N.Y.”) on November 22, 2022; O’Dell v. Lakeland Bancorp, Inc. et al., Case No. 1:22-cv-09980, filed in the S.D.N.Y. on November 23, 2022; Bushansky v. Lakeland Bancorp, Inc. et al., Case No. 2:22-cv-07131, filed in the U.S. District Court for the District of New Jersey (“D.N.J.”) on December 7, 2022; Kaplan v. Lakeland Bancorp, Inc. et al., Case No. 2:22-cv-07193, filed in the D.N.J. on December 8, 2022; and Reinhardt v. Lakeland Bancorp, Inc. et al., Case No. 1:23-cv-00113, filed in the S.D.N.Y. on January 6, 2023. The complaints in the Stein, O’Dell, Bushansky, Kaplan and Reinhardt actions are brought by alleged Lakeland shareholders and assert claims against the Company and the members of its board of directors and allege, among other things, that the defendants caused a materially incomplete and misleading registration statement relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The Company disputes and believes it has meritorious defenses against these claims and plans to vigorously defend itself; however, the outcome of any litigation is uncertain.
There are no pending legal proceedings involving the Company or Lakeland other than those related to the merger with Provident or arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.
ITEM 4 - Mine Safety Disclosures.
Not applicable.

Table of Content
PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of February 22, 2023, there were approximately 2,983 shareholders of record of the common stock.
The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2017 and ending December 31, 2022 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.
 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2022

250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
2017
2018
2019
2020
2021
2022
Lakeland Bancorp, Inc.
NASDAQ Market Index
Regional Northeast Banks

Company/Market/Peer Group	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Lakeland Bancorp, Inc.	$100.00	$78.78	$95.27	$72.64	$112.07	$107.48
NASDAQ Market Index	100.00	97.16	132.81	192.47	235.15	158.63
Regional Northeast Banks	100.00	87.12	105.18	84.63	114.06	107.75

Table of Content
    The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2022	—	$—	—	2,393,423
November 1 to November 30, 2022	—	—	—	2,393,423
December 1 to December 31, 2022	—	—	—	2,393,423
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
ITEM 6 - {Reserved}.
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary, Lakeland Bank. The Company has omitted comparative discussion of 2021 and 2020 results, which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 28, 2022.
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
In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: inflation and changes in the interest rate environment that reduce our margins, our loan originations or the fair value of financial instruments; changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the ongoing COVID-19 outbreak and its effects on economic activity; government responses to the COVID-19 pandemic, which may affect our workforce, human capital resources and infrastructure; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; government intervention in the U.S. financial system, including as it relates to the federal debt ceiling; changes in levels of market interest rates; pricing pressures on loan and deposit products; credit risks of Lakeland’s lending and equipment financing activities; successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; failure to realize anticipated efficiencies and synergies from the merger of 1st Constitution Bancorp into Lakeland Bancorp and the merger of 1st Constitution Bank into Lakeland Bank; and expenses related to our proposed merger with Provident Financial, unexpected delays related to the merger, inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, and failure to realize anticipated efficiencies and synergies from the merger.

Table of Content
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
General
The Company, through its wholly owned subsidiary, Lakeland Bank, operates 68 banking offices including those offices obtained in the acquisition of 1st Constitution Bank. The offices are located in northern and central New Jersey and Highland Mills, New York. Lakeland offers a broad range of lending, depository and related financial services to individuals and small to medium-sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2022, the Company has acquired nine community banks with an aggregate asset total of approximately $4.16 billion at the date of the respective acquisitions. The Company completed its most recent acquisition of 1st Constitution Bancorp (NASDAQ: FCCY) (“1st Constitution”) effective January 6, 2022 with 1st Constitution merging into Lakeland Bancorp, Inc. and 1st Constitution’s wholly-owned subsidiary, 1st Constitution Bank, merging into Lakeland Bank. The acquisition represented a significant addition to Lakeland’s New Jersey franchise and the combined organization has over $10 billion in assets. 1st Constitution's financial information is not included in our December 31, 2021 and 2020 financial information contained herein. The Company had a strategy to continue growing both organically and through acquisition should opportunities allow.
The Company’s strategic aim is to provide an adequate return to its shareholders by focusing on profitable growth through services that meet the needs of its customers in its market areas. This will be accomplished by continuing to offer commercial and consumer loan, deposit and other financial product services in a changing economic and technological environment.
The Company offers online banking, mobile banking and cash management services to meet the needs of its business and consumer customers. In 2019, the Company embarked on a digital strategy initiative, impacting all operational areas of Lakeland, with a focus on providing a superior customer experience, evolving our product and service delivery and enhancing our operational functionality and cost-effectiveness. The Company continues to build its infrastructure to implement the strategy. We hired a highly-skilled team, strengthened our project management and delivery capabilities and continue to organize data housed in various areas of the Company. Investments were also made in customer relationship management tools, which will provide an enhanced view of our customers.
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

Table of Content
On September 26, 2022, the Company entered into definitive merger agreement with Provident pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation, and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank. Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction is valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits. See Note 2 to the Company's financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the merger.
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
The Company considers the allowance for credit losses a critical accounting estimate. See Note 1 to the Company's financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company's accounting policies and methodologies for establishing the allowance and the liability for off-balance-sheet commitments.
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
The Company uses an open pool loss-rate method to calculate an institution-specific historical loss rate based on historical loan level loss experience for collectively evaluated loans with similar risk characteristics. The Company’s methodology considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The loss rate is applied over the remaining life of loans to develop a “baseline lifetime loss.” The baseline lifetime loss is adjusted for changes in macroeconomic variables, including but not limited to interest rates, housing prices, GDP and unemployment, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the adjusted loss rate reverts on a straight-line basis to the historical loss rate. The reasonable and supportable forecast and the reversion periods are established for each portfolio segment. The Company measures expected credit losses of financial assets by multiplying the adjusted loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. Changes in any of these factors, assumptions or the availability of new information, could require that the allowance be adjusted in future periods, perhaps materially.
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
Because management's estimates of the allowance for credit losses involve a high degree of judgment, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the allowance recorded, there is uncertainty inherent in such estimates. Quantifying the impact of changes in the economic forecast on the allowance for credit losses for loans is difficult. Changes in these estimates could significantly impact the allowance and provision for credit losses.

Table of Content
At December 31, 2022 and 2021, the allowance for credit losses on loans was $70.3 million and $58.0 million, respectively. The increase in the allowance from 2021 to 2022 included the recording of the initial allowance for credit losses on PCD loans acquired from 1st Constitution of $12.1 million and the day 2 provision on 1st Constitution’s non-PCD loans of $4.6 million. Improved macroeconomic factors in 2022, reduced the allowance by $4.0 million and was offset by an increase in qualitative factors of $6.3 million. The allowance is sensitive to growth in the loan portfolio as well as changes in economic conditions.
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
Executive Summary
The Company reported earnings of $107.4 million and diluted earnings per share of $1.63 for 2022 and asset growth of 32%. The 2022 results were favorably impacted by a 33% increase in net interest income. The net interest margin for 2022 was 3.24%.
On January 6, 2022, the Company completed its acquisition of 1st Constitution with 1st Constitution merging into Lakeland Bancorp and 1st Constitution’s wholly-owned subsidiary, 1st Constitution Bank, merging into Lakeland Bank. As of January 6, 2022, 1st Constitution had approximately $1.97 billion in assets, $1.10 billion in loans and $1.65 billion in deposits. The acquisition represents a significant addition to Lakeland’s New Jersey franchise.
Financial Overview
The following table presents certain key aspects of the Company's performance for the years ended December 31, 2022 and 2021 and will be discussed further in this management’s discussion and analysis.

	At or for the Years Ended
(in thousands, except per share data)	12/31/2022	12/31/2021	Change
Income Statement
Interest income	$367,543	$257,318	$110,225
Interest expense	54,928	22,483	32,445
Net interest income	312,615	234,835	77,780
Provision (benefit) for credit losses	8,514	(10,896)	19,410
Net interest income after provision (benefit) for credit losses	304,101	245,731	58,370
Total other income	28,099	22,361	5,738
Total operating expense	188,208	140,757	47,451
Income before income tax expense	143,992	127,335	16,657
Income tax expense	36,623	32,294	4,329
Net income	$107,369	$95,041	$12,328

Share Data:
Basic earnings per common share	$1.64	$1.85	$(0.21)
Diluted earnings per common share	1.63	1.85	(0.22)

Average common shares outstanding	64,624	50,624	14,000
Diluted average common shares outstanding	64,918	50,870	14,048

Table of Content

	At or for the Years Ended
(dollars in thousands)	12/31/2022	12/31/2021	Change
Balance Sheet:
Total loans	$7,866,050	$5,976,148	$1,889,902
Allowance for credit losses on loans	70,264	58,047	12,217
Total assets	10,783,840	8,198,056	2,585,784
Total deposits	8,567,471	6,965,823	1,601,648
Stockholders' equity	1,108,587	827,014	281,573

Selected ratios of the Company:
Return on average assets	1.04%	1.19%	(0.15)%
Return on average common equity	9.80%	11.95%	(2.15)%
Return on average tangible common equity	13.17%	14.93%	(1.76)%
Leverage ratio	9.16%	8.51%	0.65%
Loans to deposits	91.81%	85.79%	6.02%
Allowance for credit losses on loans to total loans	0.89%	0.97%	(0.08)%
Non-performing loans to total loans	0.22%	0.28%	(0.06)%
The Company recorded net income of $107.4 million, or $1.63 per diluted share, for the year ended December 31, 2022 compared to net income of $95.0 million, or $1.85 per diluted share, for 2021. The financial results for 2022 were favorably impacted by an increase in net interest income of $77.8 million, offset by an increase in credit loss expense totaling $19.4 million. The Company's net interest margin was 3.24% for 2022 compared to 3.13% for 2021.
In 2022, return on average assets was 1.04%, return on average common equity was 9.80% and return on average tangible common equity was 13.17%. This compared to 2021 ratios of return on average assets of 1.19%, return on average common equity of 11.95% and return on average tangible common equity of 14.93%.
Total assets at December 31, 2022 were $10.78 billion, increasing $2.59 billion or 32% compared to $8.20 billion at December 31, 2021. Total investment securities increased $382.7 million of which $342.3 million was acquired from 1st Constitution. Total loans increased $1.89 billion during 2022 to $7.87 billion at December 31, 2022 in large part due to the acquisition of $1.10 billion in loans from 1st Constitution. While all loan segments experienced growth during the year, non-owner occupied commercial loans increased $589.7 million, owner occupied commercial loans increased $337.7 million, residential loans increased $326.8 million and multifamily loans increased $288.6 million.
Non-performing assets increased by $381,000 during 2022 to $17.4 million at December 31, 2022 compared to $17.0 million at December 31, 2021.
Total deposits increased $1.60 billion, or 23%, from December 31, 2021 to December 31, 2022, primarily due to the acquisition of 1st Constitution. During 2022, savings and interest-bearing transaction accounts increased $771.9 million and noninterest-bearing deposit accounts increased $380.8 million. In addition, time deposit balances increased by $449.0 million.
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
For 2022, the Company's net interest margin was 3.24% compared to 3.13% for 2021. The increase in net interest margin resulted primarily from a 34 basis point increase in the yields of interest-earning assets partially offset by an increase in the cost of interest-bearing liabilities.

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

	2022			2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$7,376,839	$325,001	4.36%	$6,003,325	$237,037	3.95%	$5,626,273	$229,036	4.07%
Taxable investment securities and other	1,774,466	35,352	1.99%	1,017,140	17,208	1.69%	808,629	17,811	2.20%
Tax-exempt securities	354,404	7,462	2.11%	143,363	3,333	2.32%	80,594	2,085	2.59%
Federal funds sold (2)	188,525	1,295	0.69%	352,834	440	0.12%	220,329	348	0.16%
Total interest-earning assets	9,694,234	369,110	3.77%	7,516,662	258,018	3.43%	6,735,825	249,280	3.70%
Noninterest-earning assets:
Allowance for credit losses	(71,571)			(64,537)			(61,898)
Other assets	684,582			522,780			534,439
Total Assets	$10,307,245			$7,974,905			$7,208,366
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$1,094,399	$2,410	0.22%	$642,298	$334	0.05%	$535,754	$325	0.06%
Interest-bearing transaction accounts	4,373,830	32,982	0.75%	3,613,484	10,817	0.30%	3,035,626	17,396	0.57%
Time deposits	922,935	8,861	0.96%	882,379	5,642	0.64%	1,064,187	14,338	1.35%
Federal funds purchased	100,745	3,455	3.38%	2,287	8	0.35%	40,536	449	1.09%
Securities sold under agreements to repurchase	96,812	203	0.21%	92,824	70	0.07%	51,889	107	0.21%
Long -term borrowings	218,811	7,017	2.53%	162,643	5,612	3.40%	244,000	8,540	3.44%
Total interest-bearing liabilities	6,807,532	54,928	0.80%	5,395,915	22,483	0.42%	4,971,992	41,155	0.83%
Noninterest-bearing liabilities:
Demand deposits	2,267,867			1,671,889			1,362,918
Other liabilities	135,985			111,547			130,231
Stockholders’ equity	1,095,861			795,554			743,225
Total Liabilities and Stockholders' Equity	$10,307,245			$7,974,905			$7,208,366
Net interest income/spread		314,182	2.97%		235,535	3.01%		208,125	2.87%
Tax equivalent basis adjustment		1,567			700			438
Net Interest Income		$312,615			$234,835			$207,687
Net Interest Margin (3)			3.24%			3.13%			3.09%
(1)Includes non-accrual loans, loans held for sale and deferred loan fees. Average deferred loan fees totaled $3.3 million in 2022, $9.7 million in 2021 and $7.7 million in 2020.
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

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:			Total Change
(in thousands)	Volume	Rate		Volume		Rate
Interest Income
Loans	$58,850	$29,114	$87,964	$15,031		$(7,030)	$8,001
Taxable investment securities and other	14,794	3,350	18,144	4,032		(4,635)	(603)
Tax-exempt investment securities	4,443	(314)	4,129	1,478		(230)	1,248
Federal funds sold	(1,130)	1,985	855	177		(85)	92
Total interest income	76,957	34,135	111,092	20,718		(11,980)	8,738
Interest Expense
Savings deposits	996	1,080	2,076	32		(23)	9
Interest-bearing transaction accounts	5,213	16,952	22,165	4,360		(10,939)	(6,579)
Time deposits	377	2,842	3,219	(2,134)		(6,562)	(8,696)
Federal funds purchased	3377	70	3,447	(259)		(183)	(442)
Securities sold under agreements to repurchase	8	125	133	(183)		147	(36)
Long-term borrowings	1,977	(572)	1,405	(2,833)	1,786	(95)	(2,928)
Total interest expense	11,948	20,497	32,445	(1,017)		(17,655)	(18,672)
Net Interest Income	$65,009	$13,638	$78,647	$21,735		$5,675	$27,410
Net interest income on a tax equivalent basis for 2022 was $314.2 million, compared to $235.5 million in 2021. The increase in interest income resulted from a $2.18 billion increase in average earning assets and a 34 basis point increase in the yield on average earning assets.
Interest income on a tax-equivalent basis increased $111.1 million, or 43%, from $258.0 million in 2021 to $369.1 million in 2022. The increase in interest income resulted from the increase in balances and higher interest rates on average interest-earning assets. The increase in yield on interest-earning assets was due primarily to increases in yields on loans and investment securities due to increases in the prime rate during 2022. The average balance of loans increased $1.37 billion compared to 2021, while the yield on average loans of 4.36% in 2022 was 41 basis points higher than 2021. The yield on average taxable investment securities increased 30 basis points, while the yield on tax-exempt investment securities decreased 21 basis points compared to 2021.
Total interest expense increased $32.4 million from $22.5 million in 2021 to $54.9 million in 2022. Total average interest-bearing liabilities increased $1.41 billion, mostly due to the increase in total average interest-bearing deposits of $1.25 billion largely as a result of the 1st Constitution acquisition, and an increase in average total borrowings of $158.6 million. The cost of average interest-bearing liabilities increased from 0.42% in 2021 to 0.80% in 2022, largely driven by higher market interest rates. The cost of interest-bearing transaction accounts and time deposits increased by 45 basis points and 32 basis points, respectively, compared to 2021. Average overnight borrowings increased by $98.5 million in 2022 with the cost of those borrowings increasing by 303 basis points due to the rising interest rate environment in 2022.
Provision for Credit Losses
In determining the allowance for credit losses on investments, loans and off-balance-sheet credit exposures, management measures expected credit losses based on relevant information about past events, current conditions, reasonable and supportable forecasts, prepayments and future economic conditions. The key assumptions of the methodology include the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The Company uses its best judgment to assess economic conditions and loss data in estimating the allowance for credit losses. See Note 1 - Summary of Significant Accounting Policies to the Company's financial statements for a description the Company's allowance methodology.

Table of Content
In 2022, the Company recorded an $8.5 million provision for credit losses compared to a $10.9 million benefit for 2021. The provision is comprised of a provision for credit losses on loans of $7.7 million, a provision for off-balance-sheet exposures of $673,000 and a provision for credit losses on securities of $153,000. The provision for credit losses on loans in 2022 was due primarily to the provision for the 1st Constitution acquired non-purchased credit deteriorated loans and the growth in the loan portfolio. In addition to 1st Constitution purchased credit deteriorated loans ("PCD") charge-offs of $7.6 million, the Company charged off $733,000 and recovered $819,000 of loans in 2022 compared to loan charge-offs of $4.6 million and loan recoveries of $2.4 million in 2021.
Noninterest Income
Noninterest income of $28.1 million in 2022 increased by $5.7 million compared to 2021. Commissions and fees in 2022 increased $2.2 million compared to 2021 due primarily to increases in commercial loan fees and investment commission income, while service charges on deposit accounts increased $1.1 million compared to 2021 due primarily to increases in debit card income. In 2022, income on bank owned life insurance increased $1.3 million due to an increase in the balances of policies acquired from the 1st Constitution merger and death benefits received during 2022. Noninterest income represented 8% of total revenue in 2022. Total revenue is defined as net interest income plus noninterest income.
Noninterest Expense
Noninterest expense in 2022 totaled $188.2 million, an increase of $47.5 million from the $140.8 million recorded for 2021. The increase in noninterest expense was due primarily to an increase in compensation and employee benefit expense of $25.6 million in 2022, from 2021, as a result of an increase in staffing levels, including the staff from the 1st Constitution acquisition, and normal merit increases, as well as $772,000 of additional expense in the fourth quarter of 2022 to accelerate the vesting of executive equity awards. In 2022, premises and equipment expense increased $6.1 million compared to 2021 due primarily to additional rent, property tax and maintenance expenses from 1st Constitution properties. Noninterest expense in 2022 and 2021 also included merger-related expenses of $8.6 million and $1.8 million, respectively. Merger-related expenses in 2022 include expenses both for the acquisition of 1st Constitution Bancorp and the anticipated merger with Provident, while 2021 included expenses for the acquisition of 1st Constitution. Other operating expense for 2022 and 2021 totaled $31.6 million and $23.8 million, respectively, increasing $7.8 million or 33%, due primarily to increases in consulting expense of $1.7 million, core deposit intangible expense of $1.5 million and marketing expenses of $881,000, offset by long-term debt extinguishment costs of $831,000 recorded in 2021 as a result of the redemption of $75.0 million of fixed-to-floating rate subordinated notes.
The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding long-term debt prepayment fees, merger related expenses and core deposit amortization) to total tax-equivalent revenue (excluding gains and/or losses on securities and gain and/or losses on debt extinguishment).

	For the Years Ended December 31,
(dollars in thousands)	2022	2021
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$188,208	$140,757
Less:
Amortization of core deposit intangibles	2,351	868
Merger related expenses	8,606	1,782
Long-term debt extinguishment costs	—	831
Noninterest expense, as adjusted	$177,251	$137,276
Net interest income	$312,615	$234,835
Noninterest income	28,099	22,361
Total revenue	340,714	257,196
Tax-equivalent adjustment on municipal securities	1,567	700
Less: Gains on sales of investment securities	—	9
Total revenue, as adjusted	$342,281	$257,887
Efficiency ratio (Non-GAAP)	51.79%	53.23%
Income Taxes
The Company’s effective income tax rate was 25.4% for both years ended December 31, 2022 and 2021.

Table of Content
Financial Condition
Total assets at December 31, 2022 were $10.78 billion, an increase of $2.59 billion, or 32%, from $8.20 billion at December 31, 2021. Loans, net of deferred fees, were $7.87 billion and $5.98 billion at December 31, 2022 and 2021, respectively, an increase of $1.89 billion, or 32% during 2022. Investment securities were $2.04 billion and $1.62 billion December 31, 2022 and 2021, respectively an increase of $416.1 million or 26% during 2022. Total deposits were $8.57 billion at December 31, 2022, an increase of $1.60 billion, or 23%, from December 31, 2021. Borrowings were $948.1 million at December 31, 2022 compared to $310.5 million from December 31, 2021, an increase of $637.6 million. The acquisition of 1st Constitution added total assets of $1.97 billion, total loans of $1.10 billion and total deposits of $1.65 billion on January 6, 2022.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. The loan portfolio consists of nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. See Note 1 to the Company's financial statements for a full description of the segments.
At December 31, 2022, the amortized cost of loans totaled $7.87 billion, an increase of $1.89 billion when compared to the balance at December 31, 2021 of $5.98 billion. The increase in commercial, industrial and other loans of $144.3 million was partially offset by a decline in PPP loans of $56.1 million during 2022. All categories of loans experienced increases in 2022, including non owner occupied commercial of $589.7 million, owner occupied commercial loans of $337.7 million, residential loans of $326.8 million and multifamily loans of $288.6 million. For detailed information on the composition of the Company’s loan portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
The following table presents the classification of Lakeland's loans by major category.

(in thousands)	December 31, 2022	December 31, 2021
Non-owner occupied commercial	$2,906,014	$2,316,284
Owner occupied commercial	1,246,189	908,449
Multifamily	1,260,814	972,233
Non-owner occupied residential	218,026	177,097
Commercial, industrial and other	606,711	462,406
Construction	380,100	302,228
Equipment finance	151,574	123,212
Residential mortgage	765,552	438,710
Consumer	331,070	275,529
Total	$7,866,050	$5,976,148
At December 31, 2022, concentrations of loans exceeding 10% by segment of total loans outstanding included non-owner occupied commercial loans, owner occupied commercial loans and multifamily loans. Commercial, industrial and other includes $435,000 of PPP loans, which are expected to be fully guaranteed by the SBA. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

Table of Content
The following tables present loan maturities and sensitivity to changes in interest rates at December 31, 2022.

(in thousands)	Within One Year	After One but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
Non-owner occupied commercial	$155,674	$703,169	$1,960,977	$86,194	$2,906,014
Owner occupied commercial	65,165	344,681	769,389	66,954	1,246,189
Multifamily	12,845	302,924	909,798	35,247	1,260,814
Non-owner occupied residential	17,070	60,086	133,484	7,386	218,026
Commercial, industrial and other	323,506	146,777	128,231	8,197	606,711
Construction	145,583	81,053	148,091	5,373	380,100
Equipment finance	4,018	133,590	13,966	—	151,574
Residential Mortgage	2,626	18,585	88,019	656,322	765,552
Consumer	2,662	18,339	81,038	229,031	331,070
Total loans	$729,149	$1,809,204	$4,232,993	$1,094,704	$7,866,050

(in thousands)	Amounts due after one year at predetermined rates	Amount due after one year at floating or adjustable rates

Non-owner occupied commercial	$866,055	$1,884,285
Owner occupied commercial	375,215	805,809
Multifamily	400,918	847,051
Non-owner occupied residential	64,226	136,730
Commercial, industrial and other	160,383	122,822
Construction	17,546	216,971
Equipment finance	147,556	—
Residential Mortgage	527,370	235,556
Consumer	112,913	215,495
Total loans	$2,672,182	$4,464,719
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
Non-accrual loans increased slightly to $17.4 million at December 31, 2022 from $17.0 million at December 31, 2021. The Company added $1.0 million of non-accruing PCD loans acquired from 1st Constitution. Commercial, industrial and other non-accrual loans decreased $3.8 million when compared to December 31, 2021 as a result of payments made on one non-accrual loan during 2022. In addition, non-accruals of owner occupied commercial loans increased by $6.6 million, while non owner occupied commercial and non owner occupied residential non-accruals decreased by $2.4 million each. Non-accruals as of December 31, 2022 include one loan relationship between $500,000 and $1.0 million totaling $980,000 and three loan relationships exceeding $1.0 million totaling $11.5 million. All non-accrual loans are in various stages of litigation, foreclosure, or workout. There are no non-accrual loans included in troubled debt restructurings as of December 31, 2022 and $127,000 of non-accrual loans in troubled debt restructurings as of December 31, 2021.

Table of Content
At December 31, 2022 and 2021, Lakeland had $2.6 million and $3.3 million, respectively, in loans that are TDRs and still accruing. Restructured loans that are still accruing are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial difficulties of the borrower where the borrower has demonstrated the ability to repay based on the modified terms of the loan.
At December 31, 2022 and 2021, the Company had $63.5 million and $102.3 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no additional loans at December 31, 2022, other than those designated non-performing or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
The following tables present the historical relationships between credit ratios, including allowance for credit losses to total loans, non-accrual loans to total loans, allowance for credit losses to non-accrual loans and net charge-offs to average loans by loan category.

	As of and for the Year Ended December 31,
(dollars in thousands)	2022	2021	2020

Allowance for credit losses on loans to total loans outstanding	0.89%	0.97%	1.18%
Allowance for credit losses on loans	$70,264	$58,047	$71,124
Total loans outstanding	7,866,050	5,976,148	6,021,232

Non-accrual loans to total loans outstanding	0.22%	0.28%	0.71%
Non-accrual loans	$17,362	$16,981	$42,763
Total loans outstanding	7,866,050	5,976,148	6,021,232

Allowance for credit losses on loans to non-accrual loans	404.70%	341.83%	166.32%
Allowance for credit losses on loans	$70,264	$58,047	$71,124
Non-accrual loans	17,362	16,981	42,763

Table of Content

	As of and for the Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	0.10%	—%
Net charge-offs during the period	$—	$2,246	$24
Average amount outstanding	2,798,805	2,347,575	2,252,386

Owner occupied commercial	(0.03)%	—%	0.05%
Net (recoveries) charge-offs during the period	$(313)	$(20)	$348
Average amount outstanding	1,120,776	870,727	763,183

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$28	$—
Average amount outstanding	1,138,937	889,456	675,633

Non owner occupied residential	(0.01)%	0.03%	(0.01)%
Net charge-offs (recoveries) during the period	$(14)	$58	$(22)
Average amount outstanding	215,342	188,166	202,555

Commercial, industrial and other	0.15%	(0.08)%	0.09%
Net (recoveries) charge-offs during the period	$977	$(487)	$607
Average amount outstanding	644,329	593,979	644,844

Construction	1.74%	(0.01)%	(0.01)%
Net recoveries during the period	$6,804	$(21)	$(23)
Average amount outstanding	391,253	312,107	300,434

Equipment finance	0.05%	0.24%	0.19%
Net charge-offs during the period	$70	$285	$219
Average amount outstanding	132,384	120,252	117,158

Residential mortgage	(0.01)%	(0.02)%	0.03%
Net (recoveries) charge-offs during the period	$(48)	$(64)	$95
Average amount outstanding	624,492	398,141	340,356

Consumer	0.02%	0.05%	0.08%
Net charge-offs during the period	$72	$137	$264
Average amount outstanding	308,368	281,896	327,567

Total loans	0.10%	0.04%	0.03%
Net charge-offs (recoveries) during the period	$7,548	$2,162	$1,512
Average amount outstanding	7,374,686	6,002,299	5,624,116
For 2022 and 2021, the ratio of the allowance for credit losses on loans to total loans outstanding was 0.89% and 0.97%, respectively. The Company recorded a provision for credit losses on loans in 2022 of $7.7 million due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans and growth in the loan portfolio in 2022. The ratio of non-accrual loans to total loans improved to 0.22% in 2022 from 0.28% in 2021. In addition, the ratio of allowance for credit losses on loans to non-accrual loans improved to 404.70% from 341.83%.
Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses on loans to be adequate at December 31, 2022.

Table of Content
Net charge-offs as a percentage of average loans outstanding remain at low levels at 0.10% and 0.04% for 2022 and 2021, respectively. The primary reason for the increase in net charge-offs in 2022 was charge-offs related to 1st Constitution's PCD loans, which totaled $7.6 million.
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

	December 31, 2022		December 31, 2021
(dollars in thousands)	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category

Non-owner occupied commercial	$23,462	37.0%	$20,071	38.7%
Owner occupied commercial	6,696	15.8%	3,964	15.2%
Multifamily	9,425	16.1%	8,309	16.3%
Non-owner occupied residential	2,643	2.8%	2,380	3.0%
Commercial, industrial and other	8,836	7.7%	9,891	7.7%
Construction	2,968	4.8%	838	5.1%
Equipment finance	3,445	1.9%	3,663	2.1%
Residential mortgage	8,041	9.7%	3,914	7.3%
Consumer	4,748	4.2%	5,017	4.6%
Total	$70,264	100.0%	$58,047	100.0%
Investment Securities
Investment securities totaled $1.98 billion at December 31, 2022, increasing $382.7 million compared to $1.59 billion at December 31, 2021. The Company has classified its investment securities into the available for sale and held to maturity categories based on its intent and ability to hold the securities to maturity. During the third quarter of 2021, the Company transferred $494.2 million of previously designated available for sale securities to a held to maturity designation at estimated fair value. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which was reflected, net of taxes, in accumulated other comprehensive income (loss). Subsequent amortization will be recognized over the life of the securities. The Company recorded amortization of $747,000 and $383,000 during 2022 and 2021, respectively. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Table of Content
The following table presents the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2022, at book value.

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Available for Sale
U.S. Treasury and U.S. government agencies
Amount	$33,823	$217,173	$53,388	$51,255	$355,639
Yield	1.50%	1.31%	2.41%	3.83%	1.85%
Mortgage-backed securities, residential
Amount	100	1,553	23,000	285,960	310,613
Yield	1.47%	2.68%	2.23%	2.70%	2.67%
Collateralized mortgage obligations, residential
Amount	—	1,055	574	152,429	154,058
Yield	—%	2.36%	1.33%	2.87%	2.86%
Mortgage-backed securities, multifamily
Amount	—	—	785	—	785
Yield	—%	—%	1.45%	—%	1.45%
Collateralized mortgage obligations, multifamily
Amount	—	13,895	20,687	11,751	46,333
Yield	—%	2.29%	3.25%	2.21%	2.70%
Asset-backed securities
Amount	—	—	—	52,395	52,395
Yield	—%	—%	—%	5.02%	5.02%
Obligations of states and political subdivisions
Amount	1,898	5,014	8,669	5,541	21,122
Yield	1.15%	0.98%	1.65%	0.88%	1.24%
Debt securities
Amount	4,991	22,474	85,902	—	113,367
Yield	5.95%	3.13%	4.12%	—%	4.00%
Total securities
Amount	$40,812	$261,164	$193,005	$559,331	$1,054,312
Yield	2.03%	1.52%	3.20%	3.04%	2.65%

Table of Content

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Held to Maturity
U.S. Treasury and U.S. government agencies
Amount	$—	$7,007	$2,330	$1,762	$11,099
Yield	—%	1.76%	3.71%	1.98%	2.20%
Mortgage-backed securities, residential
Amount	—	24	5,493	355,166	360,683
Yield	—%	4.91%	1.50%	2.22%	2.21%
Collateralized mortgage obligations, residential
Amount	—	—	687	12,339	13,026
Yield	—%	—%	2.20%	2.54%	2.52%
Mortgage-backed securities, multifamily
Amount	876	—	2,656	1,562	5,094
Yield	2.36%	—%	1.91%	2.96%	2.31%
Obligations of states and political subdivisions
Amount	62,985	25,205	74,427	367,889	530,506
Yield	2.34%	1.09%	1.72%	1.96%	1.93%
Debt securities
Amount	—	—	2,900	—	2,900
Yield	—%	—%	3.00%	—%	3.00%
Total securities
Amount	$63,861	$32,236	$88,493	$738,718	$923,308
Yield	2.34%	1.24%	1.81%	2.09%	2.05%
Other Assets
Assets included within "other assets" on the Company's balance sheet increased from $71.8 million at December 31, 2021 to $167.4 million at December 31, 2022 primarily due to an increase in swap assets of $54.0 million as the demand for swap transactions increased in 2022 because of changes in the yield curve. In addition, net deferred tax assets increased by $32.5 million, primarily as a result of the increase in unrealized loss on investment securities.
Deposits
Total deposits increased from $6.97 billion at December 31, 2021 to $8.57 billion at December 31, 2022, an increase of $1.60 billion, or 23%. Savings and interest-bearing transaction accounts, time deposits and noninterest-bearing deposits increased $771.9 million, $449.0 million and $380.8 million, respectively. The increase in deposits during 2022 can be primarily attributed to the 1st Constitution acquisition.

Table of Content
The average amount of deposits, the average rates paid on deposits and the balance of uninsured deposits (i.e., the portion of deposit accounts that exceed the FDIC insurance limit) for the years indicated are summarized in the following table.

	Year Ended December 31,
	2022		2021		2020
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$2,267,867	—%	$1,671,889	—%	$1,362,918	—%
Interest-bearing transaction accounts	4,373,830	0.75%	3,613,484	0.30%	3,035,626	0.57%
Savings	1,094,399	0.22%	642,298	0.05%	535,754	0.06%
Time deposits	922,935	0.96%	882,379	0.64%	1,064,187	1.35%
Total	$8,659,031	0.51%	$6,810,050	0.25%	$5,998,485	0.53%

	December 31, 2022		December 31, 2021		December 31, 2020
Uninsured deposits	$4,355,585		$3,256,006		$3,059,345
The aggregate amount of outstanding time deposits that are uninsured in excess of $250,000, broken down by time remaining to maturity at December 31, 2022, was as follows.

(in thousands)
Within 3 months	$16,568
Over 3 through 6 months	14,942
Over 6 through 12 months	166,691
Over 12 months	60,066
Total	$258,267
Federal Home Loan Bank Advances and Other Borrowings
    Lakeland may borrow from time to time from the FHLB and other correspondent banks as part of its overall funding and liquidity management program. FHLB advances totaled $25.0 million at December 31, 2022 and December 31, 2021, both with a weighted average interest rate of 0.77%. These advances are collateralized by first mortgage loans and have prepayment penalties.
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
In 2016, the Company entered into two five-year cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company was paying a third party an average of 1.10% in exchange for a payment at three-month LIBOR over a five-year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income (loss) and were subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022, the Company did not record any hedge ineffectiveness. During 2021, the $30.0 million in notional value of the swaps matured and the Company did not enter into any additional hedges. Further discussion of Lakeland’s financial derivatives can be found in Note 20 to the Consolidated Financial Statements.

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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $124.7 million in 2022 compared to $95.1 million in 2021.
•Deposits. Lakeland can offer new products or change its rate structure in order to attempt to increase deposits. In 2022, Lakeland experienced a $48.5 million decline in deposits excluding $1.65 billion in deposits acquired from 1st Constitution compared to growth of $510.1 million in 2021.
•Sales of securities and overnight funds. At year-end 2022, the Company had $1.05 billion in securities designated “available for sale.” Of these securities, $791.5 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans and investments can also be a source of liquidity to fund further loan growth.
•Overnight credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight and short term based on the market value of collateral pledged. Lakeland had $700.0 million of overnight and short-term borrowings from the FHLB as of December 31, 2022. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million from correspondent banks. Lakeland had no borrowings against these lines at December 31, 2022. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2022.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $236.0 million at December 31, 2022, increased $7.4 million from December 31, 2021. Operating activities provided $124.7 million in net cash. Investing activities used $651.9 million in net cash, primarily reflecting a net increase in investment securities. an increase in loans and net purchases of Federal Home Loan Bank stock in addition to $326.2 million of cash acquired from 1st Constitution. Financing activities provided $534.6 million in net cash primarily reflecting a net increase in federal funds purchased and securities sold under agreements to repurchase of $622.3 million partially offset by a decrease in deposits of $48.5 million and the payment of dividends of $37.3 million.
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

Table of Content
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2022. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment Due Period
(in thousands)	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years

Minimum annual rentals or noncancellable operating leases	$24,676	$4,866	$7,782	$4,789	$7,239
Benefit plan commitments	4,125	422	749	745	2,209
Remaining contractual maturities of time deposits	1,208,177	909,914	284,869	13,394	—
Subordinated debentures	194,264	—	—	—	194,264
Loan commitments and lines of credit	1,550,284	1,090,624	166,457	41,168	252,035
Other borrowings	25,000	—	25,000	—	—
Interest on other borrowings (1)	80,521	7,982	15,820	15,580	41,139
Standby letters of credit	20,102	18,637	110	1,355	—
Total	$3,107,149	$2,032,445	$500,787	$77,031	$496,886
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.64%.
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2022 (the base case) is $313.6 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp		-200 bp
Asset/Liability Policy limit	(5.0)%		(5.0)%
December 31, 2022	(2.0)%		1.1%

	Changes in Interest Rates
Rate Ramp	+200 bp	-100 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
December 31, 2021	(0.9)%	0.8%
The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
December 31, 2022	(7.1)%	(5.4)%	(3.8)%	(1.6)%	0.7%	0.4%	(1.0)%	(1.7)%

		Changes in Interest Rates
Rate Shock		+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy limit		(15.0)%	(10.0)%	(5.0)%	(5.0)%
December 31, 2021		(0.9)%	(0.7)%	(0.5)%	(0.4)%

Table of Content
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2022 (the base case) was $2.03 billion. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%	(25.0)%	(35.0)%
December 31, 2022	(13.8)%	(10.3)%	(6.6)%	(2.9)%	1.9%	1.9%	(0.5)%	(6.0)%

		Changes in Interest Rates
Rate Shock		+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy limit		(25.0)%	(20.0)%	(10.0)%	(10.0)%
December 31, 2021		(10.9)%	(7.0)%	(2.7)%	(7.0)%
The information in the above tables represents the policy scenario that the ALCO reviews on a quarterly basis. There are also other scenarios run that the ALCO examines that vary depending on the economic environment. These scenarios include a yield curve flattening scenario and scenarios that show more dramatic changes in rates. The Committee uses alternative scenarios, depending on the economic environment, in its interest rate management decisions.
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
Capital Resources
Stockholders’ equity increased from $827.0 million on December 31, 2021 to $1.11 billion on December 31, 2022, which was primarily due to $107.4 million of net income and $285.7 million from the issuance of stock for the 1st Constitution acquisition, partially offset by $78.0 million other comprehensive loss and the payment of cash dividends on common stock of $37.3 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $16.34 on December 31, 2021 to $17.09 on December 31, 2022, primarily as a result of an increase in retained net income. Tangible book value per share was $12.76 on December 31, 2022, decreasing from $13.21 on December 31, 2021, primarily as a result of the 1st Constitution acquisition and the increase in accumulated comprehensive loss on available for sale securities. For more information see “Non-GAAP Financial Measures.”
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2022, the Company and Lakeland met all capital adequacy requirements to which they are subject.

Table of Content
The following table reflects capital ratios of the Company and Lakeland as of December 31, 2022 and 2021.

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2022	2021	2022	2021	2022	2021	2022	2021

Company	9.16%	8.51%	10.71%	10.67%	11.24%	11.15%	13.83%	14.48%
Lakeland	10.03%	9.70%	12.31%	12.71%	12.31%	12.71%	13.15%	13.67%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
Non-GAAP Financial Measures
Calculation of Tangible Book Value Per Common Share

	December 31,
(in thousands, except per share amounts)	2022	2021

Total common stockholders’ equity at end of period - GAAP	$1,108,587	$827,014
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	9,088	2,420
Total tangible common stockholders’ equity at end of period - Non-GAAP	$827,670	$668,317
Shares outstanding at end of period	64,872	50,606
Book value per share - GAAP	$17.09	$16.34
Tangible book value per share - Non-GAAP	$12.76	$13.21
Calculation of Tangible Common Equity to Tangible Assets

	December 31,
(dollars in thousands)	2022	2021

Total tangible common stockholders’ equity at end of period - Non-GAAP	$827,670	$668,317
Total assets at end of period - GAAP	$10,783,840	$8,198,056
Less:
Goodwill	271,829	156,277
Other identifiable intangible assets, net	9,088	2,420
Total tangible assets at end of period - Non-GAAP	$10,502,923	$8,039,359
Common equity to assets - GAAP	10.28%	10.09%
Tangible common equity to tangible assets - Non-GAAP	7.88%	8.31%

Table of Content
Calculation of Return on Average Tangible Common Equity:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020

Net income - GAAP	$107,369	$95,041	$57,518
Total average common stockholders’ equity - GAAP	$1,095,861	$795,554	$743,225
Less:
Average goodwill	270,246	156,277	156,277
Average other identifiable intangible assets, net	10,192	2,866	3,816
Total average tangible common stockholders’ equity - Non-GAAP	$815,423	$636,411	$583,132
Return on average common stockholders’ equity - GAAP	9.80%	11.95%	7.74%
Return on average tangible common stockholders’ equity - Non-GAAP	13.17%	14.93%	9.86%
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

Table of Content
In March 2020, FASB issued Update 2020-04, an update to Topic 848, Reference Rate Reform. The update provides guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the update provides optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. In December 2022, FASB issued Update 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 or any date thereafter until December 31, 2024. During 2022, the Company continued to convert LIBOR-based loans to SOFR and does not expect the impact to its financial statements to be material.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk.
See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content
Item 8 - Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2022 was $70.3 million, of which $66.2 million related to the allowance for credit losses on loans evaluated on a collective basis (collective ACL). Loans that share similar risk characteristics are grouped into respective portfolio segments for collective assessment, and as such make up the collective ACL. The Company uses an open pool loss-rate methodology that considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The Company’s historical loss rate is adjusted for changes in the economic forecast over the reasonable and supportable forecast period. The expected credit losses are the product of multiplying the Company’s adjusted loss rate by the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. After the reasonable and supportable forecast period, the adjusted loss rate reverts on a straight-line basis to the historical loss rate. The reasonable and supportable and the reversion periods are established for each portfolio segment. A portion of the collective ACL is comprised of qualitative adjustments designed to address risks that are not previously captured in the open pool loss-rate model.

Table of Content
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including methods and models used to estimate the (1) adjusted loss rate and its significant assumptions, comprising the economic forecast and macroeconomic variables, the reasonable and supportable forecast period including the reversion period, and estimated prepayments, and (2) the qualitative adjustments. The assessment also included an evaluation of of the conceptual soundness and performance of the open pool loss-rate model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment of the open pool loss-rate model by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance monitoring of the open pool loss-rate model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection of the economic forecast and macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period and reversion period, by comparing them to specific portfolio risk characteristics and trends
•evaluating the judgments made by management in developing estimated prepayments by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative adjustments and the effect of those on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Short Hills, New Jersey
February 28, 2023

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands)	2022	2021
Assets
Cash	$223,299	$199,158
Interest-bearing deposits due from banks	12,651	29,372
Total cash and cash equivalents	235,950	228,530
Investment securities, available for sale, at estimated fair value (allowance for credit losses of $310 at December 31, 2022, and $83 at December 31, 2021)	1,054,312	769,956
Investment securities, held to maturity (estimated fair value of $760,455 at December 31, 2022, and $815,211 at December 31, 2021, and allowance for credit losses of $107 at December 31, 2022, and $181 at December 31, 2021)	923,308	824,956
Equity securities, at fair value	17,283	17,368
Federal Home Loan Bank and other membership stock, at cost	42,483	9,049
Loans held for sale	536	1,943
Loans, net of deferred fees	7,866,050	5,976,148
Less: Allowance for credit losses	70,264	58,047
Total loans, net	7,795,786	5,918,101
Premises and equipment, net	55,429	45,916
Operating lease right-of-use assets	20,052	15,222
Accrued interest receivable	33,374	19,209
Goodwill	271,829	156,277
Other identifiable intangible assets	9,088	2,420
Bank owned life insurance	156,985	117,356
Other assets	167,425	71,753
Total Assets	$10,783,840	$8,198,056
Liabilities and Stockholders' Equity
Liabilities
Deposits	$8,567,471	$6,965,823
Federal funds purchased and securities sold under agreements to repurchase	728,797	106,453
Other borrowings	25,000	25,000
Subordinated debentures	194,264	179,043
Operating lease liabilities	21,449	16,523
Other liabilities	138,272	78,200
Total Liabilities	9,675,253	7,371,042
Stockholders’ Equity
Common stock, no par value; authorized 100,000,000 shares; issued 65,002,738 shares and outstanding 64,871,703 shares at December 31, 2022, and issued 50,737,400 shares and outstanding 50,606,365 shares at December 31, 2021	855,425	565,862
Retained earnings	329,375	259,340
Treasury shares, at cost, 131,035 shares at December 31, 2022 and December 31, 2021	(1,452)	(1,452)
Accumulated other comprehensive income	(74,761)	3,264
Total Stockholders’ Equity	1,108,587	827,014
Total Liabilities and Stockholders’ Equity	$10,783,840	$8,198,056
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Interest Income
Loans and fees	$325,001	$237,037	$229,036
Federal funds sold and interest-bearing deposits with banks	1,295	440	348
Taxable investment securities and other	35,352	17,208	17,811
Tax-exempt investment securities	5,895	2,633	1,647
Total Interest Income	367,543	257,318	248,842
Interest Expense
Deposits	44,253	16,793	32,059
Federal funds purchased and securities sold under agreements to repurchase	3,658	78	556
Other borrowings	7,017	5,612	8,540
Total Interest Expense	54,928	22,483	41,155
Net Interest Income	312,615	234,835	207,687
Provision (benefit) for credit losses	8,514	(10,896)	27,222
Net Interest Income after Provision (Benefit) for Credit Losses	304,101	245,731	180,465
Noninterest Income
Service charges on deposit accounts	10,985	9,856	9,148
Commissions and fees	9,116	6,939	5,868
Income on bank owned life insurance	3,980	2,676	2,657
Loss on equity securities	(1,302)	(285)	(552)
Gains on sales of loans	2,765	2,264	3,322
Gains on investment securities transactions, net	—	9	1,213
Swap income	1,576	634	4,719
Other income	979	268	735
Total Noninterest Income	28,099	22,361	27,110
Noninterest Expense
Compensation and employee benefits	108,167	82,589	76,470
Premises and equipment	30,882	24,773	21,871
FDIC insurance expense	2,724	2,341	2,123
Data processing expense	6,238	5,454	4,964
Merger-related expenses	8,606	1,782	—
Other operating expenses	31,591	23,818	27,370
Total Noninterest Expense	188,208	140,757	132,798
Income before provision for income taxes	143,992	127,335	74,777
Provision for income taxes	36,623	32,294	17,259
Net Income	$107,369	$95,041	$57,518
Per Share of Common Stock
Basic earnings	$1.64	$1.85	$1.13
Diluted earnings	$1.63	$1.85	$1.13
Cash dividends paid	$0.57	$0.53	$0.50
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2022	2021	2020

Net Income	$107,369	$95,041	$57,518
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (losses) gains on securities available for sale	(77,474)	(10,651)	10,338
Reclassification for securities gains included in net income	—	(6)	(872)
Net gain on securities reclassified from available for sale to held to maturity	—	2,784	—
Amortization of gain on debt securities reclassified to held to maturity	(551)	(265)	—
Unrealized losses on derivatives	—	(25)	(292)
Change in pension liability, net	—	30	(25)
Other comprehensive (loss) income	(78,025)	(8,133)	9,149
Total Comprehensive Income	$29,344	$86,908	$66,667
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$560,263	$162,752	$—	$2,248	$725,263
Cumulative adjustment for adoption of ASU 2016-13	—	(3,395)	—	—	(3,395)
Net income	—	57,518	—	—	57,518
Other comprehensive income, net of tax	—	—	—	9,149	9,149
Treasury stock	—	—	(1,452)	—	(1,452)
Stock based compensation	2,659	—	—	—	2,659
Retirement of restricted stock	(501)	—	—	—	(501)
Cash dividends on common stock	—	(25,457)	—	—	(25,457)
Balance at December 31, 2020	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	95,041	—	—	95,041
Other comprehensive loss, net of tax	—	—	—	(8,133)	(8,133)
Stock based compensation	4,073	—	—	—	4,073
Retirement of restricted stock	(651)	—	—	—	(651)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock	—	(27,119)	—	—	(27,119)
Balance at December 31, 2021	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	107,369	—	—	107,369
Other comprehensive loss, net of tax	—	—	—	(78,025)	(78,025)
Issuance of stock	285,742	—	—	—	285,742
Stock based compensation	5,777	—	—	—	5,777
Retirement of restricted stock	(1,956)	—	—	—	(1,956)
Cash dividends on common stock	—	(37,334)	—	—	(37,334)
Balance at December 31, 2022	$855,425	$329,375	$(1,452)	$(74,761)	$1,108,587
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$107,369	$95,041	$57,518
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums, discounts and deferred loan fees and costs	5,918	(3,981)	(728)
Depreciation and amortization	5,138	5,126	3,858
Amortization of intangible assets	2,351	868	1,025
Amortization of operating lease right-of-use assets	9,319	2,267	2,668
Provision (benefit) for credit losses	8,514	(10,896)	27,222
Stock-based compensation	5,777	4,073	2,659
Loans originated for sale	(57,467)	(56,956)	(113,203)
Proceeds from sales of loans held for sale	66,259	58,612	116,933
Gains on investment securities transactions, net	—	(9)	(1,213)
Gains on sales of loans held for sale	(2,765)	(2,264)	(3,322)
Income on bank owned life insurance	(3,124)	(2,550)	(2,657)
Gain on death benefits from bank owned life insurance	(855)	(126)	—
Change in fair value of equity securities	1,302	285	552
Gains on other real estate and other repossessed assets	(23)	(32)	(88)
Loss on sale of premises and equipment	872	281	77
Impairment of property held for sale	345	—	—
Long-term debt prepayment penalty	—	—	4,133
Long-term debt extinguishment costs	—	831	—
Deferred tax expense (benefit)	2,747	5,422	(6,763)
Excess tax benefits (deficiencies)	69	(89)	(132)
(Increase) decrease in other assets	(68,863)	36,589	(53,982)
Increase (decrease) in other liabilities	41,813	(37,389)	50,434
Net Cash Provided by Operating Activities	124,696	95,103	84,991
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	326,236	—	—
Proceeds from repayments and maturities of available for sale securities	135,960	181,706	700,409
Proceeds from repayments and maturities of held to maturity securities	137,241	66,709	38,941
Proceeds from sales of equity securities	—	—	4,148
Proceeds from sales of available for sale securities	—	4,402	130,912
Purchase of available for sale securities	(312,904)	(611,589)	(921,343)
Purchase of held to maturity securities	(117,233)	(310,128)	(6,377)
Purchase of equity securities	(1,217)	(2,959)	(2,772)
Proceeds from redemptions of Federal Home Loan Bank stock	78,451	13,817	106,808
Purchases of Federal Home Loan Bank stock	(110,638)	(10,887)	(96,282)
Death benefit proceeds from bank owned life insurance	2,005	470	—
Net (increase) decrease in loans	(783,353)	35,945	(876,021)
Proceeds from sales of loans previously held for investment	—	21,765	—
Proceeds from dispositions and sales of bank premises and equipment	—	278	50
Purchases of premises and equipment	(6,432)	(4,851)	(7,539)
Proceeds from sales of other real estate and other repossessed assets	23	32	1,044
Net Cash Used in Investing Activities:	(651,861)	(615,290)	(928,022)

Table of Content

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(48,469)	510,077	1,162,206
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	622,344	(63,107)	(159,098)
Proceeds from other borrowings	—	—	25,000
Repayments of other borrowings	—	—	(169,948)
Purchase of treasury stock	—	—	(1,452)
Net proceeds from issuance of subordinated debt	—	147,738	—
Redemption of subordinated debentures	—	(88,330)	—
Exercise of stock options	—	19	—
Retirement of restricted stock	(1,956)	(651)	(501)
Dividends paid	(37,334)	(27,119)	(25,457)
Net Cash Provided by Financing Activities:	534,585	478,627	830,750
Net increase (decrease) in cash and cash equivalents	7,420	(41,560)	(12,281)
Cash and cash equivalents, beginning of year	228,530	270,090	282,371
Cash and cash equivalents, end of year	$235,950	$228,530	$270,090

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$37,227	$29,111	$22,486
Cash paid during the period for interest	52,110	23,372	42,600
Transfer of debt securities to held to maturity at fair value	—	494,164	—
Transfer of loans to loans held for sale	—	21,689	—
Transfer of loans into other real estate owned	—	—	393
Right-of-use assets obtained in exchange for new lease liabilities	1,158	717	1,159
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	1,247	—	—
Investment securities available for sale	217,774	—	—
Investment securities held to maturity	124,485	—	—
Loans held for sale	4,620	—	—
Loans	1,095,266	—	—
Fixed assets	13,748	—	—
Operating lease right-of-use assets, net	12,991	—	—
Goodwill and other intangible assets, net	124,570	—	—
Bank owned life insurance	37,580	—	—
Other assets	8,820	—	—
Total non-cash assets acquired	1,641,101	—	—
Liabilities assumed:
Deposits	1,650,613	—	—
Subordinated debt	14,734	—	—
Operating lease liabilities	12,991	—	—
Other liabilities	3,257	—	—
Total liabilities assumed	1,681,595	—	—
Common stock issued for acquisitions	285,742	—	—
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
Lakeland operates as a commercial bank offering a wide variety of commercial loans and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering demand deposit, savings and money market, and time deposit accounts to commercial enterprises, individuals and municipalities in the communities we serve. Additionally, it originates residential mortgage loans and services such loans which are owned by other investors. Lakeland also has an equipment finance division which provides loans to finance equipment primarily to small and medium-sized business clients and an asset-based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers. The Company also provides warehouse lines of credit used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold into the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.
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
Basis of Financial Statement Presentation
The accounting and reporting policies of the Company and its subsidiaries conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
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

Table of Content
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
For securities available for sale, the Company incorporates both qualitative and quantitative information when determining if impairment is related to credit loss or non-credit loss. Management may consider the extent to which fair value is less than amortized cost, adverse changes to the rating of the security by a rating agency, a security's market yield as compared to similar securities and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available for sale.
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
Management measures expected credit losses on held to maturity securities on a collective basis by major security type. The held to maturity portfolio is classified into the following major security types: U.S. government agencies, mortgage-backed securities-residential, collateralized mortgage obligations-residential, mortgage-backed securities-multi-family, collateralized mortgage obligations-multi-family, obligations of states and political subdivisions and debt securities. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero.
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
A debt security, either available for sale or held to maturity, is designated as non-accrual if the payment of interest is past due and unpaid for 30 days or more. Once a security is placed on non-accrual, accrued interest receivable is reversed and further interest income recognition is ceased. Since the non-accrual policy results in a timely reversal of interest receivable, the Company does not record an allowance for credit losses on interest receivable. The security will not be restored to accrual status until the security has been current on interest payments for a sustained period, i.e., a consecutive period of six months or two quarters; and the Company expects repayment of the remaining contractual principal and interest. However, if the security continues to be in deferral status, or the Company does not expect to collect the remaining interest payments and the contractual principal, charge-off is to be assessed. Upon charge-off, the allowance is written off and the loss represents a permanent write-down of the cost basis of the security. The Company made the election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $8.7 million and $5.3 million on investment securities at December 31, 2022 and 2021, respectively.
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds and investments in other financial institutions for market appreciation purposes. Net unrealized gains and losses for this portfolio are recognized through net income.

Table of Content
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
The Company's loan portfolio of collectively evaluated loans includes nine portfolio segments, taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Loan attributes and risk characteristics considered in segmentation include: borrower type, repayment source, collateral type, product type, purpose or nature of financing, typical contractual maturity and repayment terms, interest rate structure, credit management metrics, lending policies and procedures, and personnel responsible for underwriting, approval, monitoring, and collections. The close alignment of the portfolio segments is consistent with shared drivers of credit loss (e.g., unemployment, interest rates, property values, etc.) expected among loans within the various segments.
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

Table of Content
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
Loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered PCD loans. Management evaluates acquired loans for deterioration in credit quality based on the following: (a) non-accrual status; (b) troubled debt restructured designation; (c) risk rating lower than "Pass," and (d) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans. All loans considered to be purchased credit-impaired ("PCI") prior to the adoption of ASU 2016-13 were converted to PCD upon adoption.
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
Allowance for Credit Losses
With the adoption of ASU 2016-13, the allowance for credit losses reserve including the allowance for the funded portion and the reserve for the unfunded portion, represents management’s estimate of current expected credit losses in the Company’s loan portfolio over its expected life, which is the contract term adjusted for expected prepayments and options to extend the contractual term that are not unconditionally cancellable by us. Management’s measurement of expected credit losses is based on relevant information about past events, current conditions, prepayments and reasonable and supportable forecasts of future economic conditions. It is presented as an offset to the amortized cost basis or as a separate liability in the case of off-balance-sheet credit exposures. The Company uses an open pool loss-rate method to calculate an institution-specific historical loss rate based on historical loan level loss experience for collectively assessed loans with similar risk characteristics. The Company’s methodology considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The loss rate is applied over the remaining life of loans to develop a “baseline lifetime loss.” The baseline lifetime loss is adjusted for changes in macroeconomic variables, including but not limited to interest rates, housing prices, GDP and unemployment, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the adjusted loss rate reverts on a straight-line basis to the historical loss rate. The reasonable and supportable forecast and the reversion periods are established for each portfolio segment. The Company measures expected credit losses of financial assets by multiplying the adjusted loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. Changes in any of these factors, assumptions or the availability of new information, could require that the allowance be adjusted in future periods, perhaps materially.

Table of Content
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

Table of Content
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
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2022 and 2021, Lakeland was servicing approximately $31.7 million and $35.3 million, respectively, of loans for others.
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2022 and 2021, Lakeland had originated mortgage servicing rights of $149,000 and $188,000, respectively.
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
The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value.
Cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the component of a derivative excluded in assessing hedge effectiveness are recorded in the same income statement line item.
Further discussion of Lakeland’s financial derivatives is set forth in Note 20 to the Consolidated Financial Statements.

Table of Content
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
Employee Benefit Plans
The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred. We recognize the overfunded or underfunded status of pension and postretirement benefit plans in accordance with U.S. GAAP. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations are recognized as a component of accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.
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
Goodwill and Other Identifiable Intangible Assets
    Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Under ASU 2017-04, “Simplifying the Test for Goodwill Impairment” companies assess qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, commonly referred to as the qualitative assessment or step zero. Goodwill is allocated to Lakeland's one reporting unit at the date goodwill is actually recorded.
    As of December 31, 2022, the carrying value of goodwill totaled $271.8 million. The Company performed its annual goodwill impairment test, as of November 30, 2022, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price, considering how these might impact the fair value of its reporting unit. After consideration of these items, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of our goodwill impairment test date. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2022 and 2021, Lakeland had $157.0 million and $117.4 million, respectively, in BOLI. Income earned on BOLI was $4.0 million, $2.7 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020. Included in income for 2022 and 2021 are death benefit proceeds of $855,000 and $126,000. There were no death benefit proceeds in 2020. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.
Income Taxes
The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for credit losses, core deposit intangibles, deferred loan fees, unrealized gains or losses on investment securities, tax exempt securities and deferred compensation.

Table of Content
Variable Interest Entities
Management has determined that Lakeland Bancorp Capital Trust II, Lakeland Bancorp Capital Trust IV and 1st Constitution Capital Trust II (collectively, “the Trusts”) qualify as variable interest entities. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company. The Company is not considered the primary beneficiary of the Trusts, therefore the Trusts are not consolidated in the Company’s financial statements.
The Company’s maximum exposure to the Trusts is $48.0 million at December 31, 2022, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.
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
Note 2 - Business Combinations
Provident Financial Services, Inc.
On September 26, 2022, the Company entered into definitive merger agreement with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation, and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank. Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction is valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits.
The transaction has been approved by the boards of directors of both companies and on February 1, 2023, shareholders of each company approved the proposed merger. The merger is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $4.0 million during 2022.
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

Table of Content
The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for 1st Constitution.

(in thousands)
Assets acquired:
Cash and cash equivalents	$326,236
Securities, available for sale	217,774
Securities, held to maturity	124,485
Federal Home Loan Bank stock	1,247
Loans held for sale	4,620
Loans	1,095,266
Premises and equipment	13,748
Right-of-use assets, operating lease	12,991
Goodwill	115,552
Identifiable intangible assets	9,018
Bank owned life insurance	37,580
Accrued interest receivable and other assets	8,820
Total assets acquired	1,967,337

Deposits	(1,650,613)
Subordinated debt	(14,734)
Operating lease liabilities	(12,991)
Other liabilities	(3,257)
Total liabilities assumed	(1,681,595)
Net assets acquired	$285,742
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Additionally for PCD loans, an allowance for loan losses was calculated using management's best estimate of projected losses over the remaining life of the loans, in accordance with ASC 326-20. This represents the portion of loan balances that has been deemed uncollectible based on the Company's expectation of future cash flows for the PCD loans. For loans that were put in collection status immediately, Management made a best estimate of the loan's fair value based on an analysis of the credit and our lien position. For all other loans, the fair value was determined using discounted cash flows as described above for non-PCD loans.

Table of Content
The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(in thousands)
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
The core deposit intangible totaled $9.0 million and is being amortized over its estimated useful life of approximately ten years using an accelerated method. The goodwill will be evaluated annually for impairment and is not deductible for tax purposes.
The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposit represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the 1st Constitution acquisition were expensed as incurred. The Company recorded $4.6 million and $1.8 million in merger-related expenses related to the 1st Constitution acquisition in 2022 and 2021, respectively.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former 1st Constitution operations included in the Consolidated Statements of Income from the date of the acquisition, January 6, 2022, through December 31, 2022. In addition the table provides condensed pro forma financial information assuming that the 1st Constitution acquisition had been completed as of January 1, for 2021 and 2022. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. The pro forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of 1st Constitution's operations. The pro forma information reflects adjustments related to certain purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.

(in thousands, except per share amounts)	Actual from acquisition to December 31, 2022	Pro forma December 31, 2022	Pro forma December 31, 2021
Net interest income	$50,218	$315,021	$293,590
Provision for loan losses	6	8,514	(8,796)
Noninterest income	17,077	27,797	36,936
Noninterest expense	30,216	191,241	185,355
Net income	26,947	106,663	114,581
Earnings per share:
Fully diluted	$0.42	$1.62	$1.77

Table of Content
Note 3 - Earnings Per Share
The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock and non-vested restricted stock units. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2022	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$107,369	64,624	$1.66
Less: earnings allocated to participating securities	1,236	—	0.02
Net income available to common shareholders	106,133	64,624	1.64
Effect of dilutive securities
Stock options and restricted stock	—	294	0.01
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$106,133	64,918	$1.63

Year Ended December 31, 2021	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$95,041	50,624	$1.87
Less: earnings allocated to participating securities	1,142	—	0.02
Net income available to common shareholders	93,899	50,624	1.85
Effect of dilutive securities
Stock options and restricted stock	—	246	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$93,899	50,870	$1.85

Year Ended December 31, 2020	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$57,518	50,540	$1.14
Less: earnings allocated to participating securities	511	—	0.01
Net income available to common shareholders	57,007	50,540	1.13
Effect of dilutive securities
Stock options and restricted stock	—	110	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$57,007	50,650	$1.13
There were no antidilutive options to purchase common stock to be excluded from the above computations.

Table of Content
Note 4 - Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's investment securities available for sale are as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$383,958	$100	$(28,419)	$—	$355,639
Mortgage-backed securities, residential	351,355	6	(40,748)	—	310,613
Collateralized mortgage obligations, residential	170,502	—	(16,444)	—	154,058
Mortgage-backed securities, multifamily	1,000	—	(215)	—	785
Collateralized mortgage obligations, multifamily	51,108	—	(4,775)	—	46,333
Asset-backed securities	54,105	—	(1,710)	—	52,395
Obligations of states and political subdivisions	22,112	—	(989)	(1)	21,122
Debt securities	124,394	—	(10,718)	(309)	113,367
Total	$1,158,534	$106	$(104,018)	$(310)	$1,054,312

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$202,961	$1,215	$(789)	$—	$203,387
Mortgage-backed securities, residential	238,456	1,250	(1,731)	—	237,975
Collateralized mortgage obligations, residential	191,086	1,693	(1,488)	—	191,291
Mortgage-backed securities, multifamily	1,816	—	(75)	—	1,741
Collateralized mortgage obligations, multifamily	32,254	511	(246)	—	32,519
Asset-backed securities	52,518	153	(87)	—	52,584
Debt securities	49,598	959	(15)	(83)	50,459
Total	$768,689	$5,781	$(4,431)	$(83)	$769,956
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's investment securities held to maturity are as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$11,099	$11	$(725)	$—	$10,385
Mortgage-backed securities, residential	360,683	57	(58,128)	—	302,612
Collateralized mortgage obligations, residential	13,026	—	(2,570)	—	10,456
Mortgage-backed securities, multifamily	5,094	—	(747)	—	4,347
Obligations of states and political subdivisions	530,513	2	(100,400)	(7)	430,108
Debt securities	3,000	—	(353)	(100)	2,547
Total	$923,415	$70	$(162,923)	$(107)	$760,455

Table of Content

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$18,672	$293	$—	$—	$18,965
Mortgage-backed securities, residential	370,247	718	(5,989)	—	364,976
Collateralized mortgage obligations, residential	13,921	168	—	—	14,089
Mortgage-backed securities, multifamily	2,710	26	(2)	—	2,734
Obligations of states and political subdivisions	416,587	810	(5,800)	(21)	411,576
Debt securities	3,000	31	—	(160)	2,871
Total	$825,137	$2,046	$(11,791)	$(181)	$815,211
During the third quarter of 2021, the Company transferred $494.2 million of previously designated investment securities available for sale to a held to maturity designation at estimated fair value. The reclassification is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net gain of $3.8 million at the time of transfer, which is reflected, net of taxes, in accumulated other comprehensive income on the consolidated balance sheet. Subsequent amortization will be recognized over the life of the securities. The Company recorded net amortization of $551,000 and $265,000 during the years ended December 31, 2022 and 2021.
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of December 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$41,272	$40,712	$62,985	$62,694
Due after one year through five years	262,776	244,661	32,212	30,794
Due after five years through ten years	163,384	147,959	79,764	68,306
Due after ten years	63,032	56,796	369,651	281,246
	530,464	490,128	544,612	443,040
Mortgage-backed and asset-backed securities	628,070	564,184	378,803	317,415
Total	$1,158,534	$1,054,312	$923,415	$760,455
For the year ended December 31, 2022, there were no sales of available for sale securities. There were proceeds from sales of available for sale securities of $4.4 million with gross gains on sales of securities of $9,000 and no gross losses on sales of securities for the year ended December 31, 2021. There were $130.9 million sales of securities for the year ended December 31, 2020 with gross gains on sales of securities of $1.3 million and gross losses on sales of securities of $248,000. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.34 billion and $1.04 billion at December 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

Table of Content
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented.

December 31, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$114,514	$5,856	$229,094	$22,563	67	$343,608	$28,419
Mortgage-backed securities, residential	127,363	12,399	182,079	28,349	135	309,442	40,748
Collateralized mortgage obligations, residential	66,316	3,958	87,742	12,486	104	154,058	16,444
Mortgage-backed securities, multifamily	—	—	786	215	1	786	215
Collateralized mortgage obligations, multifamily	37,407	2,861	8,926	1,914	20	46,333	4,775
Asset-backed securities	34,871	977	17,524	733	17	52,395	1,710
Obligations of states and political subdivisions	3,771	276	16,746	713	46	20,517	989
Debt securities	88,489	7,437	22,880	3,281	49	111,369	10,718
Total	$472,731	$33,764	$565,777	$70,254	439	$1,038,508	$104,018
HELD TO MATURITY
U.S. government agencies	$6,671	$336	$2,412	$389	3	$9,083	$725
Mortgage-backed securities, residential	$32,549	$2,275	$264,035	$55,853	182	$296,584	$58,128
Collateralized mortgage obligations, residential	4,668	516	5,787	2,054	12	10,455	2,570
Mortgage-backed securities, multifamily	2,671	376	1,676	371	4	4,347	747
Obligations of states and political subdivisions	82,459	3,689	341,076	96,711	379	423,535	100,400
Debt securities	—	—	2,647	353	1	2,647	353
Total	$129,018	$7,192	$617,633	$155,731	581	$746,651	$162,923

December 31, 2021	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$76,106	$322	$14,670	$467	15	$90,776	$789
Mortgage-backed securities, residential	176,990	1,465	14,582	266	45	191,572	1,731
Collateralized mortgage obligations, residential	86,749	1,429	5,000	59	18	91,749	1,488
Mortgage-backed securities, multifamily	—	—	1,741	75	1	1,741	75
Collateralized mortgage obligations, multifamily	9,083	210	1,072	36	4	10,155	246
Asset-backed securities	14,688	87	—	—	3	14,688	87
Debt securities	15,325	(5)	980	20	8	16,305	15
Total	$378,941	$3,508	$38,045	$923	94	$416,986	$4,431
HELD TO MATURITY
Mortgage-backed securities, residential	$340,474	$5,882	$2,376	$107	96	$342,850	$5,989
Mortgage-backed securities, multifamily	2,051	2	—	—	1	2,051	2
Obligations of states and political subdivisions	307,827	5,800	—	—	239	307,827	5,800
Total	$650,352	$11,684	$2,376	$107	336	$652,728	$11,791
For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, adverse changes to the rating of the security by a rating agency, a security's market yield as compared to similar securities and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
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
The tables below indicate the credit profile of the Company's investment securities held to maturity at amortized cost for the periods presented.

December 31, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$11,099	$—	$—	$—	$—	$11,099
Mortgage-backed securities, residential	360,683	—	—	—	—	360,683
Collateralized mortgage obligations, residential	13,026	—	—	—	—	13,026
Mortgage-backed securities, multifamily	5,094	—	—	—	—	5,094
Obligations of states and political subdivisions	156,661	317,566	1,020	—	55,266	530,513
Debt securities	—	—	—	3,000	—	3,000
Total	$546,563	$317,566	$1,020	$3,000	$55,266	$923,415

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$18,672	$—	$—	$—	$—	$18,672
Mortgage-backed securities, residential	370,247	—	—	—	—	370,247
Collateralized mortgage obligations, residential	13,921	—	—	—	—	13,921
Mortgage-backed securities, multifamily	2,710	—	—	—	—	2,710
Obligations of states and political subdivisions	143,777	270,909	1,068	—	833	416,587
Debt securities	—	—	—	3,000	—	3,000
Total	$549,327	$270,909	$1,068	$3,000	$833	$825,137
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.3 million and $17.4 million at December 31, 2022 and December 31, 2021, respectively. The Company recorded no sales of equity securities for the years ended December 31, 2022 and 2021 and in 2020, there were $4.1 million of proceeds from sales of equity securities. The Company recorded $1.3 million, $285,000 and $552,000 in fair value losses on equity securities in noninterest income for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the SBA. Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2022, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

Table of Content
The Community Reinvestment funds also include $9.5 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of December 31, 2022. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
Note 5 – Loans
The following table summarizes the composition of the Company’s loan portfolio.

(in thousands)	December 31, 2022	December 31, 2021
Non-owner occupied commercial	$2,906,014	$2,316,284
Owner occupied commercial	1,246,189	908,449
Multifamily	1,260,814	972,233
Non-owner occupied residential	218,026	177,097
Commercial, industrial and other	606,711	462,406
Construction	380,100	302,228
Equipment finance	151,574	123,212
Residential mortgage	765,552	438,710
Consumer	331,070	275,529
Total	$7,866,050	$5,976,148
Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $24.5 million at December 31, 2022 and $13.9 million at December 31, 2021. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $2.1 million and $5.8 million at December 31, 2022 and December 31, 2021, respectively.
At December 31, 2022 and December 31, 2021, Small Business Association ("SBA") Paycheck Protection Program ("PPP") loans totaled $435,000 and $56.6 million, respectively, and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $1.3 million and $184,000 at December 31, 2022 and December 31, 2021, respectively. Loans pledged for potential borrowings at the FHLB totaled $2.89 billion and $2.30 billion at December 31, 2022 and December 31, 2021, respectively.
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
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$673,235	$391,748	$495,618	$271,109	$183,971	$703,852	$19,317	$2,502	$2,741,352
Watch	1,272	—	21,720	26,906	12,099	48,314	—	—	110,311
Special mention	—	—	494	830	15,586	16,304	—	—	33,214
Substandard	—	—	—	—	133	21,004	—	—	21,137
Total	674,507	391,748	517,832	298,845	211,789	789,474	19,317	2,502	2,906,014
Owner occupied commercial
Pass	267,754	198,131	191,603	85,343	61,581	317,434	13,328	—	1,135,174
Watch	—	—	2,888	3,520	4,728	28,659	75	—	39,870
Special mention	585	17,778	5,749	1,862	3,701	20,292	—	—	49,967
Substandard	—	97	8,876	1,899	475	9,831	—	—	21,178
Total	268,339	216,006	209,116	92,624	70,485	376,216	13,403	—	1,246,189
Multifamily
Pass	312,910	221,306	265,187	67,072	95,432	249,021	5,288	—	1,216,216
Watch	—	5,817	11,692	—	—	2,504	—	—	20,013
Special mention	500	—	2,421	—	—	11,274	—	—	14,195
Substandard	—	—	—	3,864	—	6,526	—	—	10,390
Total	313,410	227,123	279,300	70,936	95,432	269,325	5,288	—	1,260,814
Non-owner occupied residential
Pass	37,445	29,365	22,133	24,205	18,489	67,114	7,513	21	206,285
Watch	—	—	—	2,068	—	5,244	75	—	7,387
Special mention	—	—	—	507	822	1,017	—	—	2,346
Substandard	—	—	—	—	—	2,008	—	—	2,008
Total	37,445	29,365	22,133	26,780	19,311	75,383	7,588	21	218,026
Commercial, industrial and other
Pass	48,719	51,894	27,644	57,124	13,936	39,892	339,040	245	578,494
Watch	251	704	237	211	—	1,424	10,001	—	12,828
Special mention	375	258	—	179	36	378	4,878	—	6,104
Substandard	776	242	—	450	4,722	183	2,912	—	9,285
Total	50,121	53,098	27,881	57,964	18,694	41,877	356,831	245	606,711

Table of Content

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Construction
Pass	79,420	172,849	35,295	31,447	7,245	4,005	19,294	—	349,555
Watch	1,159	5,480	10,299	—	—	—	171	—	17,109
Substandard	—	95	—	—	—	13,341	—	—	13,436
Total	80,579	178,424	45,594	31,447	7,245	17,346	19,465	—	380,100
Equipment finance
Pass	74,840	36,087	20,382	15,738	3,862	546	—	—	151,455
Substandard	—	—	—	97	22	—	—	—	119
Total	74,840	36,087	20,382	15,835	3,884	546	—	—	151,574
Residential mortgage
Pass	323,636	167,791	110,199	35,180	20,218	106,391	—	—	763,415
Substandard	—	—	—	490	341	1,306	—	—	2,137
Total	323,636	167,791	110,199	35,670	20,559	107,697	—	—	765,552
Consumer
Pass	47,282	31,368	8,658	4,143	3,093	21,482	213,857	—	329,883
Substandard	33	—	—	—	23	853	278	—	1,187
Total	47,315	31,368	8,658	4,143	3,116	22,335	214,135	—	331,070
Total loans	$1,870,192	$1,331,010	$1,241,095	$634,244	$450,515	$1,700,199	$636,027	$2,768	$7,866,050
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2021.

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$363,459	$516,131	$295,944	$189,592	$195,733	$562,338	$18,795	—	$2,141,992
Watch	—	—	25,292	14,660	4,641	47,011	130	—	91,734
Special mention	—	458	—	5,749	14,639	6,602	—	—	27,448
Substandard	119	431	332	2,656	8,000	43,572	—	—	55,110
Total	363,578	517,020	321,568	212,657	223,013	659,523	18,925	—	2,316,284
Owner occupied commercial
Pass	209,515	133,292	83,395	54,019	48,850	252,001	8,343	108	789,523
Watch	—	5,757	2,134	900	280	24,873	—	—	33,944
Special mention	—	9,694	21,837	12,632	95	17,851	—	—	62,109
Substandard	5	—	—	2,597	1,299	18,972	—	—	22,873
Total	209,520	148,743	107,366	70,148	50,524	313,697	8,343	108	908,449
Multifamily
Pass	225,060	255,016	72,438	71,366	73,122	207,509	18,161	1,281	923,953
Watch	—	966	—	13,709	854	6,497	—	—	22,026
Special mention	—	2,470	—	—	8,944	2,948	—	—	14,362
Substandard	—	—	5,485	1,321	—	4,987	99	—	11,892
Total	225,060	258,452	77,923	86,396	82,920	221,941	18,260	1,281	972,233
Non-owner occupied residential
Pass	28,476	18,527	16,928	15,695	18,048	51,194	7,288	—	156,156
Watch	—	—	—	—	651	5,057	—	—	5,708
Special mention	—	—	523	837	1,205	284	515	—	3,364
Substandard	—	3,062	510	4,797	988	2,512	—	—	11,869
Total	28,476	21,589	17,961	21,329	20,892	59,047	7,803	—	177,097

Table of Content

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Pre-2017	Revolving Loans	Revolving to Term	Total
Commercial, industrial and other
Pass	100,921	23,940	65,225	11,636	3,808	37,479	191,293	872	435,174
Watch	939	461	446	—	1,378	173	5,056	—	8,453
Special mention	—	—	—	—	1,896	443	1,365	—	3,704
Substandard	101	7,352	—	1,276	496	422	5,428	—	15,075
Total	101,961	31,753	65,671	12,912	7,578	38,517	203,142	872	462,406
Construction
Pass	108,585	84,993	40,847	30,125	23,578	3,654	—	—	291,782
Special mention	—	—	—	—	10,446	—	—	—	10,446
Total	108,585	84,993	40,847	30,125	34,024	3,654	—	—	302,228
Equipment finance
Pass	50,482	30,486	27,626	10,238	3,128	803	—	—	122,763
Substandard	—	—	216	177	56	—	—	—	449
Total	50,482	30,486	27,842	10,415	3,184	803	—	—	123,212
Residential mortgage
Pass	171,442	112,680	27,228	20,784	9,103	96,510	—	—	437,747
Substandard	12	—	—	123	694	134	—	—	963
Total	171,454	112,680	27,228	20,907	9,797	96,644	—	—	438,710
Consumer
Pass	35,283	10,476	5,358	4,561	3,260	24,888	190,481	34	274,341
Substandard	32	—	—	—	—	630	526	—	1,188
Total	35,315	10,476	5,358	4,561	3,260	25,518	191,007	34	275,529
Total loans	$1,294,431	$1,216,192	$691,764	$469,450	$435,192	$1,419,344	$447,480	$2,295	$5,976,148
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
In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act, the Appropriations Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies.
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

December 31, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,905,049	$346	$—	$619	$965	$2,906,014
Owner occupied commercial	1,235,134	2,854	477	7,724	11,055	1,246,189
Multifamily	1,260,135	—	679	—	679	1,260,814
Non-owner occupied residential	217,407	178	—	441	619	218,026
Commercial, industrial and other	603,731	55	3	2,922	2,980	606,711
Construction	379,120	—	—	980	980	380,100
Equipment finance	150,842	494	238	—	732	151,574
Residential mortgage	760,638	3,031	271	1,612	4,914	765,552
Consumer	330,119	841	62	48	951	331,070
Total	$7,842,175	$7,799	$1,730	$14,346	$23,875	$7,866,050

Table of Content

December 31, 2021		Past Due
(in thousands)	Current	30-59 Days	60-89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,312,557	$—	$718	$3,009	$3,727	$2,316,284
Owner occupied commercial	905,751	20	—	2,678	2,698	908,449
Multifamily	972,233	—	—	—	—	972,233
Non-owner occupied residential	174,245	—	136	2,716	2,852	177,097
Commercial, industrial and other	461,659	154	—	593	747	462,406
Construction	302,228	—	—	—	—	302,228
Equipment finance	122,923	211	41	37	289	123,212
Residential mortgage	437,574	255	64	817	1,136	438,710
Consumer	274,426	705	135	263	1,103	275,529
Total	$5,963,596	$1,345	$1,094	$10,113	$12,552	$5,976,148
The following tables present information on non-accrual loans at December 31, 2022 and December 31, 2021.

December 31, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$618	$—	$—	$—
Owner occupied commercial	9,439	—	—	8,859
Non-owner occupied residential	441	—	—	440
Commercial, industrial and other	2,978	—	—	—
Construction	980	—	—	980
Equipment finance	114	—	—	—
Residential mortgage	2,011	—	—	—
Consumer	781	—	—	79
Total	$17,362	$—	$—	$10,358

December 31, 2021
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$3,009	$—	$—	$2,624
Owner occupied commercial	2,810	—	—	2,398
Non-owner occupied residential	2,852	—	—	2,567
Commercial, industrial and other	6,763	—	—	1,122
Equipment finance	43	—	—	—
Residential mortgage	817	—	—	694
Consumer	687	—	1	—
Total	$16,981	$—	$1	$9,405
At December 31, 2022, there were no loans that were past due more than 89 days and still accruing and at December 31, 2021, there was one loan with a recorded investment of $1,000 that was past due more than 89 days and still accruing. At December 31, 2022 and 2021, the Company had $898,000 and $930,000, respectively, in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure.

Table of Content
Purchased Credit Deteriorated Loans
The following summarized the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
At December 31, 2022, net PCD loans acquired from 1st Constitution totaled $83.1 million.
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
At December 31, 2022, TDRs totaled $2.6 million and were all accruing. At December 31, 2021, TDRs totaled $3.5 million, with accruing TDRs and non-accrual TDRs totaling $3.3 million and $127,000, respectively. There were no loans that was restructured during 2022 that met the definition of a TDR, while one consumer loan totaling $115,000 was restructured during 2021 that met the definition of a TDR. There were no restructured loans that subsequently defaulted in 2022 or 2021.
Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2022 and 2021, loans to these related parties amounted to $67.5 million and $64.0 million, respectively. There were new loans of $15.3 million to related parties and repayments of $11.8 million from related parties in 2022.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2022, Lakeland had $536,000 in mortgages held for sale compared to $1.9 million as of December 31, 2021.
Equipment Finance Receivables
Future minimum payments of equipment finance receivables at December 31, 2022 are expected as follows:

(in thousands)
2023	$48,726
2024	40,900
2025	30,713
2026	20,317
2027	9,260
Thereafter	1,658
$151,574

Table of Content
Other Real Estate and Other Repossessed Assets
At December 31, 2022 and December 31, 2021, Lakeland had no other real estate owned and held no other repossessed assets. For the years ended December 31, 2022 and December 31, 2021, Lakeland had no writedowns of other real estate owned and for the year ended December 31, 2020 had writedowns of $39,000 recorded in other expense in the Consolidated Statement of Income.
Note 6 - Allowance for Credit Losses
The Company measures expected credit losses for financial assets measured at amortized cost, including loans, investments and certain off-balance-sheet credit exposures in accordance with ASU 2016-13. See Note 1 - Summary of Significant Accounting Policies for a description of the Company's allowance methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At December 31, 2022, loans totaling $7.77 billion were evaluated collectively and the allowance on these balances totaled $66.2 million and loans evaluated on an individual basis totaled $99.7 million with the specific allocations of the allowance for credit losses totaling $4.1 million.
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
Allowance for Credit Losses - Loans
The allowance for credit losses is summarized in the following table.

(in thousands)	2022	2021
Balance at beginning of the period	$58,047	$71,124
Initial allowance for credit losses on PCD loans	12,077	—
Charge-offs on PCD loans	(7,634)	—
Charge-offs	(733)	(4,589)
Recoveries	819	2,427
Net (charge-offs) recoveries	(7,548)	(2,162)
Provision for credit loss - loans	7,688	(10,915)
Balance at end of the period	$70,264	$58,047
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $24.5 million and $13.9 million at December 31, 2022 and December 31, 2021, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
The allowance for credit losses increased to $70.3 million, 0.89% of total loans, at December 31, 2022, compared to $58.0 million, 0.97% of total loans, at December 31, 2021, was primarily due to the initial allowance for credit losses on PCD loans acquired from 1st Constitution. The decrease in the allowance as a percentage of total loans is principally due to improvement in macroeconomic conditions and a decrease in historical loss experience.
The 2022 provision was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans and the growth in the loan portfolio. Charge-offs in 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans. The benefit of credit losses in 2021 was largely due to an improvement in macroeconomic factors. Non-performing loans totaling $21.7 million were sold during 2021 resulting in net charge-offs of $706,000.

Table of Content
The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2022 and 2021.

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss - Loans	Balance at December 31, 2022
Non-owner occupied commercial	$20,071	$1,312	$(4)	$4	$2,079	$23,462
Owner occupied commercial	3,964	1,137	(38)	351	1,282	6,696
Multifamily	8,309	4	—	—	1,112	9,425
Non-owner occupied residential	2,380	175	—	14	74	2,643
Commercial, industrial and other	9,891	2,413	(1,128)	151	(2,491)	8,836
Construction	838	6,843	(6,807)	3	2,091	2,968
Equipment finance	3,663	—	(184)	114	(148)	3,445
Residential mortgage	3,914	179	—	48	3,900	8,041
Consumer	5,017	14	(206)	134	(211)	4,748
Total	$58,047	$12,077	$(8,367)	$819	$7,688	$70,264

(in thousands)	Balance at December 31, 2020	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss - Loans	Balance at December 31, 2021
Non owner occupied commercial	$25,910	$(2,708)	$462	$(3,593)	$20,071
Owner occupied commercial	3,955	(282)	302	(11)	3,964
Multifamily	7,253	(28)	—	1,084	8,309
Non owner occupied residential	3,321	(223)	165	(883)	2,380
Commercial, industrial and other	13,665	(401)	888	(4,261)	9,891
Construction	786	(54)	75	31	838
Equipment finance	6,552	(346)	61	(2,604)	3,663
Residential mortgage	3,623	(113)	177	227	3,914
Consumer	6,059	(434)	297	(905)	5,017
Total	$71,124	$(4,589)	$2,427	$(10,915)	$58,047

Table of Content
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit or loan losses for the years ended December 31, 2022 and 2021.

December 31, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated	Collectively evaluated	Acquired with deteriorated credit quality	Total	Individually evaluated	Collectively evaluated	Total
Non-owner occupied commercial	$—	$2,871,950	$34,064	$2,906,014	$753	$22,709	$23,462
Owner occupied commercial	12,041	1,202,919	31,229	1,246,189	983	5,713	6,696
Multifamily	—	1,254,412	6,402	1,260,814	5	9,420	9,425
Non-owner occupied residential	441	216,516	1,069	218,026	16	2,627	2,643
Commercial, industrial and other	2,806	594,568	9,337	606,711	2,150	6,686	8,836
Construction	980	379,120	—	380,100	—	2,968	2,968
Equipment finance	—	151,574	—	151,574	—	3,445	3,445
Residential mortgage	—	764,340	1,212	765,552	181	7,860	8,041
Consumer	—	330,920	150	331,070	3	4,745	4,748
Total loans	$16,268	$7,766,319	$83,463	$7,866,050	$4,091	$66,173	$70,264

December 31, 2021	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non owner occupied commercial	$3,063	$2,313,047	$174	$2,316,284	$—	$20,071	$20,071
Owner occupied commercial	6,678	901,638	133	908,449	69	3,895	3,964
Multifamily	—	972,233	—	972,233	—	8,309	8,309
Non owner occupied residential	2,567	174,463	67	177,097	—	2,380	2,380
Commercial, industrial and other	6,537	455,306	563	462,406	4,182	5,709	9,891
Construction	—	302,228	—	302,228	—	838	838
Equipment finance	—	123,212	—	123,212	—	3,663	3,663
Residential mortgage	1,416	437,294	—	438,710	—	3,914	3,914
Consumer	—	275,529	—	275,529	—	5,017	5,017
Total loans	$20,261	$5,954,950	$937	$5,976,148	$4,251	$53,796	$58,047
Allowance for Credit Losses - Securities
At December 31, 2022, the balance of the allowance for credit loss on available for sale and held to maturity securities was $310,000 and $107,000, respectively. At December 31, 2021, the Company reported an allowance for credit losses of $83,000 on available for sale securities and of $181,000 on held to maturity securities. For the year ended December 31, 2022, the Company recorded a net provision for credit losses of $227,000 on securities available for sale and a net benefit of $74,000 on securities held to maturity in the provision for credit losses on the Consolidated Statement of Income. For the year ended December 31, 2021, the Company, recorded a provision of $84,000 on securities available for sale and $178,000 on securities held to maturity.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $8.7 million and $5.3 million at December 31, 2022 and December 31, 2020, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

Table of Content
Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off balance sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of provision for credit losses.
At December 31, 2022 and 2021, the balance of the allowance for credit losses for off-balance-sheet exposures was $3.0 million and $2.3 million, respectively. The Company recorded a provision on off-balance-sheet exposures of $673,000 for the year ended December 31, 2022 and a benefit for credit losses on off-balance-sheet exposures of $243,000 for the year ended December 31, 2021.
Note 7 - Premises and Equipment

	Estimated	December 31,
(in thousands)	Useful Lives	2022	2021

Land	Indefinite	$13,777	$9,444
Buildings and building improvements	10 to 50 years	49,626	42,115
Leasehold improvements	10 to 25 years	15,898	13,976
Furniture, fixtures and equipment	2 to 30 years	33,976	32,569
		113,277	98,104
Less accumulated depreciation and amortization		57,848	52,188
		$55,429	$45,916
Depreciation expense was $7.5 million, $6.8 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 8 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At December 31, 2022, the Company had lease liabilities totaling $21.4 million and right-of-use assets totaling $20.1 million related to these leases. At December 31, 2021, the Company had lease liabilities totaling $16.5 million and right-of-use assets totaling $15.2 million. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the year ended December 31, 2022, the weighted average remaining lease term for operating leases was 8.23 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.13%. For the year ended December 31, 2021, the weighted average remaining lease term for operating leases was 9.16 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.

Table of Content
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows.

(in thousands)	2022	2021	2020
Operating lease cost	$4,930	$3,154	$3,312
Short-term lease cost	18	—	—
Variable lease cost	62	67	90
Sublease income	(106)	(121)	(122)
Net lease cost	$4,904	$3,100	$3,280
The table below presents other information on the Company's operating leases for the years ended December 31,

(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,160	$2,757	$2,790
Right-of-use asset obtained in exchange for new operating lease liabilities	1,158	717	1,159
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at December 31, 2022 is as follows:

(in thousands)
Within one year	$4,866
After one year but within three years	7,782
After three years but within five years	4,789
After 5 years	7,239
Total undiscounted cash flows	24,676
Discount on cash flows	(3,227)
Total lease liability	$21,449
Note 9 - Deposits
    The following table sets forth the details of total deposits.

(dollars in thousands)	December 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$2,113,289	24.7%	$1,732,452	24.9%
Interest-bearing checking	3,079,249	35.9%	2,219,658	31.9%
Money market	1,192,353	13.9%	1,577,385	22.6%
Savings	974,403	11.4%	677,101	9.7%
Certificates of deposit $250 thousand and under	901,505	10.5%	623,393	8.9%
Certificates of deposit over $250 thousand	306,672	3.6%	135,834	2.0%
Total deposits	$8,567,471	100.0%	$6,965,823	100.0%

Table of Content
At December 31, 2022, the schedule of maturities of certificates of deposit is as follows:

(in thousands)
2023	$909,914
2024	238,086
2025	46,783
2026	11,745
2027	1,649
Total	$1,208,177
At December 31, 2022 and 2021, certificates of deposit obtained through brokers totaled $33.1 million and $114.3 million, respectively.
Interest expense on deposits is as follows:

(in thousands)	2022	2021	2020
Checking accounts	$21,899	$4,591	$9,095
Money market accounts	11,084	6,226	8,301
Savings	2,410	334	325
Certificates of deposit	8,860	5,642	14,338
Total	$44,253	$16,793	$32,059
Note 10 - Debt
Overnight and Short-Term Borrowings
At December 31, 2022, overnight and short-term borrowings from FHLB totaled $700.0 million and at December 31, 2021, there were no overnight and short-term borrowings. Lakeland may borrow from the FHLB up to the amount of collateral pledged. In addition, Lakeland had no overnight and short-term borrowings from correspondent banks at December 31, 2022 or December 31, 2021. At December 31, 2022, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2022 or 2021.
Other short-term borrowings at December 31, 2022 and 2021 consisted of short-term securities sold under agreements to repurchase totaling $28.8 million and $106.5 million, respectively. Securities underlying the agreements were under Lakeland’s control. At December 31, 2022, the Company had $25.6 million in mortgage-backed securities and $13.8 million in collateralized mortgage obligations pledged for its short-term securities sold under agreements to repurchase.
FHLB Advances
Advances from the FHLB totaled $25.0 million at both December 31, 2022 and December 31, 2021, with a weighted average interest rate of 0.77% and maturity in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties. There were no FHLB advance prepayments in 2022 or 2021.
Subordinated Debentures
On January 6, 2022, the Company acquired $18.0 million of fixed to floating rate subordinated notes in connection with the 1st Constitution acquisition with a fair value of $14.7 million. In May 2006, 1st Constitution established 1st Constitution Capital Trust II ("Trust II"), a Delaware business trust and wholly-owned subsidiary of 1st Constitution, for the sole purpose of issuing $18.0 million of trust preferred securities (the "Capital Securities"). Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by 1st Constitution to purchase $18.6 million of floating rate junior subordinated debentures issued by 1st Constitution and due to mature on June 15, 2036. The subordinated debentures were dated June 15, 2006 and pay interest at a rate of LIBOR plus a spread of 165 basis points which resets quarterly until maturity or earlier redemption. The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies. All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities. The Company's obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a

Table of Content
subordinated basis by Lakeland as successor to 1st Constitution of the obligations of Trust II to pay amounts when due on the Capital Securities. Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.
The Company completed an offering of $150.0 million of fixed to floating rate subordinated notes on September 15, 2021, due on September 15, 2031. The notes bear interest at a rate of 2.875% until September 15, 2026, and will then reset quarterly to the then current Benchmark rate, which is expected to be the three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 220 basis points. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $2.3 million and are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheets.
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
In May 2007, the Company issued $20.6 million of junior subordinated debentures due August 31, 2037 to Lakeland Bancorp Capital Trust IV, a Delaware business trust. The distribution rate on these securities was 6.61% for five years and floats at LIBOR plus 152 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after August 1, 2012, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037. On August 3, 2015, the Company acquired and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures and recorded a $1.8 million gain on the extinguishment of debt.
In June 2003, the Company issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust. The distribution rate on these securities was 5.71% for five years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.
In June 2016, the Company entered into two five-year cash flow swaps totaling $30.0 million in order to hedge the variable cash outflows associated with the junior subordinated debentures issued to Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust IV. Both of these swaps matured in 2021. For more information please see Note 20 – Derivatives.
Note 11 - Stockholders’ Equity
On October 22, 2019, the Board of Directors of Lakeland approved a share repurchase program whereby the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. Open market purchases may be conducted in accordance with the limitations of Rule 10b-18 of the Securities and Exchange Commission (the "SEC"). Repurchases may be made pursuant to trading plans adopted in accordance with SEC Rule 10b5-1, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any particular number of shares and may be terminated at any time without notice, in the Company’s discretion. As of December 31, 2022, the Company had repurchased 131,035 shares.

Table of Content
Note 12 - Income Taxes
The components of income taxes are as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Current tax provision	$33,876	$26,872	$24,022
Deferred tax expense (benefit)	2,747	5,422	(6,763)
Total provision for income taxes	$36,623	$32,294	$17,259
    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 21% as follows.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Federal income tax, at statutory rates	$30,238	$26,740	$15,703
Increase (deduction) in taxes resulting from:
Tax-exempt income	(2,085)	(1,114)	(961)
State income tax, net of federal income tax effect	6,942	6,176	2,178
Excess tax (benefits) expense from employee share-based payments	(69)	89	132
Non-deductible expenses	1,524	—	—
Other, net	73	403	207
Provision for income taxes	$36,623	$32,294	$17,259
The net deferred tax asset consisted of the following.

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$21,198	$17,837
Stock based compensation plans	1,506	1,446
Purchase accounting fair market value adjustments	1,111	1,487
Non-accrued interest	470	504
Deferred compensation	3,371	2,796
Loss on equity securities	511	136
Federal net operating loss carryforward	3,264	303
State tax net operating loss carryforward	1,017	—
Unrealized loss on investment securities	26,756	—
Other, net	531	514
Gross deferred tax assets	59,735	25,023
Deferred tax liabilities:
Core deposit intangible from acquired companies	2,595	705
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	1,097	903
Deferred loan costs	3,496	2,150
Depreciation and amortization	690	1,660
Prepaid expenses	970	824
Unrealized gain on investment securities	—	1,228
Other	1,108	235
Gross deferred tax liabilities	9,956	7,705
Net deferred tax assets	$49,779	$17,318
The Company recorded net deferred tax assets of $7.2 million as a result of the acquisition of 1st Constitution.

Table of Content
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2022 will be realized.
The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2022 or 2021.
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2019 or to state and local examinations by tax authorities for the years before 2019.
Note 13 - Benefit Plans
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2022, 2021 and 2020 totaled $2.2 million, $1.6 million and $1.5 million, respectively.
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
The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2022, the Company recorded a credit to compensation expense of $262,000 and in 2021 and 2020, the Company recorded compensation expense of $163,000 and $411,000, respectively, for these plans. The accrued liability for these plans was $3.2 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively.
Deferred Compensation Agreement
In 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2022, 2021 and 2020 was $450,000, $331,000 and $339,000, respectively, and the accrued liability at December 31, 2022 and 2021 was $2.4 million and $1.9 million, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of their base salaries and bonuses to a deferral account that will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $346,000, $183,000 and $162,000 in 2022, 2021 and 2020, respectively, and had a liability recorded of $4.5 million and $3.2 million at December 31, 2022 and 2021, respectively.

Table of Content
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
At December 31, 2022 and 2021, the directors' deferred compensation plan had a recorded liability of $627,000 and $647,000, respectively. The was no balance recognized in accumulated other comprehensive income for pension items at December 31, 2022 or 2021.
The net periodic plan cost included the following components.

	Years Ended December 31,
(in thousands)	2022	2021	2020

Service cost	$—	$22	$18
Interest cost	—	16	17
	$—	$38	$35
A discount rate of 4.91%, 2.49% and 2.21% was assumed in the plan valuation for 2022, 2021 and 2020, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation. The Company expects its contribution to the directors' retirement plan to be $57,000 in 2023.
The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2023	$38
2024	38
2025	37
2026	27
2027	55
2028-2032	188
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
Restricted Stock
The following is a summary of the Company's restricted stock activity during the year ended December 31, 2022.

	Number of Shares	Weighted Average Price
Outstanding, beginning of year	16,035	$13.72
Granted	17,722	19.74
Vested	(16,035)	13.72
Outstanding, end of year	17,722	$19.74

Table of Content
In 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $350,000 over a one year period. In 2021, the Company granted 16,028 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $220,000 in compensation expense. In 2020, the Company granted 23,852 shares of restricted stock to non-employee directors at a grant date fair value of $14.78 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $353,000 in compensation expense.
The total fair value of the restricted stock vested during the year ended December 31, 2022 was approximately $220,000. Compensation expense recognized for restricted stock was $350,000, $330,000 and $242,000 in 2022, 2021 and 2020, respectively. There was no unrecognized compensation expense related to restricted stock grants as of December 31, 2022.
Restricted Stock Units
The following is a summary of the Company's RSU activity during the year ended December 31, 2022.

	Number of RSUs	Weighted Average Price
Outstanding, beginning of year	591,342	$16.61
Granted	316,419	17.98
Vested	(313,570)	16.85
Forfeited	(4,771)	17.52
Outstanding, end of year	589,420	$17.21
In 2022, the Company granted 316,419 RSUs at a weighted average grant date fair value of $17.98 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The RSUs vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreements. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the RSUs granted in 2022 is expected to average approximately $1.9 million per year over a three year period.
In 2021, the Company granted 376,966 RSUs at a weighted average grant date fair value of $17.21 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These RSUs vest within a range of two to three years, with compensation expense expected to average approximately $2.2 million per year over a three year period. In 2020, the Company granted 176,869 RSUs at a weighted average grant date fair value of $15.34 per share under the Company’s 2018 Omnibus Equity Incentive Plan. Compensation expense on these RSUs was expected to average $904,000 per year over a three year period.
Compensation expense for restricted stock units totaled $5.4 million, $3.7 million and $2.4 million in 2022, 2021 and 2020, respectively. In 2022, the Company accelerated RSU vesting for several executives and recognized $772,000 in compensation expense. There was approximately $5.2 million in unrecognized compensation expense related to RSUs as of December 31, 2022, which is expected to be recognized over a period of 1.16 years.
Stock Options
At December 31, 2022 and December 31, 2021, there were no stock options outstanding under the Plan. There were no stock option grants during 2022 or 2021. There were no stock options exercised during 2022, while 2,764 stock options were exercised during 2021 with an intrinsic value of $27,000 and resulted in $19,000 in cash receipts. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options. As of December 31, 2022, there was no unrecognized compensation expense related to unvested stock options and there was no compensation expense recognized for stock options for 2022, 2021 and 2020.
For 2022, excess tax benefits on stock based compensation were $69,000, while excess tax deficiencies were $89,000 and $132,000 for 2021 and 2020, respectively.

Table of Content
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

Table of Content
The following table sets forth the components of noninterest income for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	2022	2021	2020
Deposit-Related Fees and Charges
Debit card interchange income	$6,686	$6,213	$5,431
Overdraft charges	3,167	2,476	2,582
ATM service charges	796	660	522
Demand deposit fees and charges	255	446	540
Savings service charges	81	61	73
Total deposit-related fees and charges	10,985	9,856	9,148
Commissions and Fees
Loan fees	2,836	1,858	1,227
Wire transfer charges	1,944	1,533	1,412
Investment services income	2,257	1,837	1,630
Merchant fees	1,163	984	833
Commissions from sales of checks	350	301	292
Safe deposit income	360	320	345
Other income	176	189	181
Total commissions and fees	9,086	7,022	5,920
Gains on Sale of Loans	2,765	2,264	3,322
Other Income
Gains on customer swap transactions	1,576	634	4,719
Title insurance income	58	109	177
Other income	1,416	404	438
Total other income	3,050	1,147	5,334
Revenue not from contracts with customers	2,213	2,072	3,386
Total Noninterest Income	$28,099	$22,361	$27,110
Timing of Revenue Recognition
Products and services transferred at a point in time	$25,886	$20,266	$23,649
Products and services transferred over time	—	23	75
Revenue not from contracts with customers	2,213	2,072	3,386
Total Noninterest Income	$28,099	$22,361	$27,110
Note 16 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated.

(in thousands)	2022	2021	2020
Consulting and advisory board fees	$4,535	$2,856	$3,937
ATM and debit card expense	2,754	2,528	2,331
Telecommunications expense	2,210	2,099	1,875
Marketing expense	2,523	1,642	1,253
Core deposit intangible amortization	2,351	868	1,025
Other real estate owned and other repossessed assets expense	1	—	53
Long-term debt prepayment penalties	—	—	4,133
Long-term debt extinguishment costs	—	831	—
Other operating expenses	17,217	12,994	12,763
Total other operating expenses	$31,591	$23,818	$27,370

Table of Content
Note 17 - Commitments and Contingencies
Litigation
Litigation related to the merger with Provident has been filed against the Company. The complaints in these actions are brought by alleged Lakeland shareholders and assert claims against the Company and the members of its board of directors and allege, among other things, that the defendants caused a materially incomplete and misleading registration statement relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The Company disputes and believes it has meritorious defenses against these claims and plans to vigorously defend itself, however, the outcome of any litigation is uncertain.
There are no pending legal proceedings involving the Company or Lakeland other than those related to the merger with Provident or arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.
Department of Justice Settlement
On September 28, 2022, Lakeland Bank announced it had entered into a settlement with the U.S. Department of Justice ("DOJ") to resolve allegations that the Bank had violated fair lending laws in the Newark, New Jersey Metro Division.
For the five-year period beginning September 28, 2022, the Bank will provide $12 million in loan subsidies in Majority Black and Hispanic Census Tracts ("MBHCTs") within Essex, Morris, Somerset, Sussex and Union Counties in New Jersey (the "Newark Lending Area"), $750,000 in additional marketing of mortgage lending services and products in the Newark Lending Area, $400,000 for community development partnerships to serve these MBHCTs in the Newark Lending Area and establish two branches within the MBHCTs, including one in Newark, New Jersey and one in the Newark Lending Area. Lakeland will also conduct twenty outreach events for real estate brokers and agents, developers and public or private entities engaged in residential real estate-related business and assign four additional loan officers to support these commitments.
Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk
The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and consists of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Lakeland evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management’s credit evaluation of the borrower. At December 31, 2022 and 2021, Lakeland had $1.55 billion and $1.14 billion, respectively, in commitments to originate loans, including unused lines of credit.
Lakeland issues financial standby letters of credit and performance letters of credit that are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies based on management’s credit evaluation. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2022 and 2021 was $20.1 million and $19.5 million, respectively, and they expire through 2027. The fair value of Lakeland's liability for financial standby letters of credit was insignificant at December 31, 2022.
At December 31, 2022, there were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings. There were $39,000 such commitments to lend additional funds at December 31, 2021.
Note 18 - Comprehensive Income (Loss)
The Company reports comprehensive income or loss in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Table of Content
The following table shows the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented.

	Year Ended December 31, 2022
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Net unrealized losses on securities available for sale	$(105,262)	$27,788	$(77,474)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(747)	196	(551)
Other comprehensive loss	$(106,009)	$27,984	$(78,025)

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding losses on securities available for sale arising during the period	$(15,117)	$4,466	$(10,651)
Reclassification adjustment for securities gains included in net income	(9)	3	(6)
Unrealized holding losses on securities available for sale	(15,126)	4,469	(10,657)
Net gain on securities reclassified from available for sale to held to maturity	3,814	(1,030)	2,784
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(383)	118	(265)
Unrealized gains on derivatives	143	(168)	(25)
Change in pension liability, net	43	(13)	30
Other comprehensive loss	$(11,509)	$3,376	$(8,133)

	Year Ended December 31, 2020
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding gains on securities available for sale arising during the period	$14,049	$(3,711)	$10,338
Reclassification adjustment for securities gains included in net income	(1,213)	341	(872)
Unrealized holding gains on securities available for sale	12,836	(3,370)	9,466
Unrealized losses on derivatives	(413)	121	(292)
Change in pension liability, net	(36)	11	(25)
Other comprehensive income	$12,387	$(3,238)	$9,149

Table of Content

(in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Balance at January 1, 2020	$1,936	$—	$317	$(5)	$2,248
Other comprehensive income (loss) before classifications	10,338	—	(292)	(25)	10,021
Amounts reclassified from accumulated other comprehensive income	(872)	—	—	—	(872)
Net current period other comprehensive income (loss)	9,466	—	(292)	(25)	9,149
Balance at December 31, 2020	$11,402	$—	$25	$(30)	$11,397
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Other comprehensive income (loss) before reclassifications	(7,867)	(265)	(25)	30	(8,127)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	—	(6)
Net current period other comprehensive income (loss)	(7,873)	(265)	(25)	30	(8,133)
Balance at December 31, 2021	$745	$2,519	$—	$—	$3,264
Net current period other comprehensive (loss) income	(77,474)	(551)	—	—	(78,025)
Balance at December 31, 2022	$(76,729)	$1,968	$—	$—	$(74,761)
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

Table of Content
The fair value of the Community Development funds that are guaranteed by the SBA are valued at cost because there are minimal changes to fair value. The fair value of the remaining funds are priced on a daily basis based on the funds' net asset value.
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter-party as of the measurement date (Level 2).
Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2022 and 2021, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$162,438	$193,201	$—	$355,639
Mortgage-backed securities, residential	—	310,613	—	310,613
Collateralized mortgage obligations, residential	—	154,058	—	154,058
Mortgage-backed securities, multifamily	—	785	—	785
Collateralized mortgage obligations, multifamily	—	46,333	—	46,333
Asset-backed securities	—	52,395	—	52,395
Obligations of states and political subdivisions	—	21,122	—	21,122
Corporate debt securities	—	113,367	—	113,367
Total securities available for sale	162,438	891,874	—	1,054,312
Equity securities, at fair value	—	17,283	—	17,283
Derivative assets	—	97,848	—	97,848
Total Assets	$162,438	$1,007,005	$—	$1,169,443
Liabilities:
Derivative liabilities	$—	$97,848	$—	$97,848
Total Liabilities	$—	$97,848	$—	$97,848

Table of Content

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$104,861	$98,526	$—	$203,387
Mortgage-backed securities	—	237,975	—	237,975
Collateralized mortgage obligations	—	191,291	—	191,291
Mortgage-backed securities, multifamily	—	1,741	—	1,741
Collateralized mortgage obligations, multifamily	—	32,519	—	32,519
Asset-backed securities	—	52,584	—	52,584
Corporate debt securities	—	50,459	—	50,459
Total securities available for sale	104,861	665,095	—	769,956
Equity securities, at fair value	—	17,368	—	17,368
Derivative assets	—	43,799	—	43,799
Total Assets	$104,861	$726,262	$—	$831,123
Liabilities:
Derivative liabilities	$—	$43,799	$—	$43,799
Total Liabilities	$—	$43,799	$—	$43,799
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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in individually evaluated valuations. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource.
Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Changes in economic conditions, locally or nationally, could impact the value of the estimated amounts of individually evaluated loans, OREO and other repossessed assets.

Table of Content
The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$4,489	$4,489

December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$7,113	$7,113
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2022 and December 31, 2021 are outlined below.
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

Table of Content
The following table summarized the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and December 31, 2021.

December 31, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity
U.S. Treasury and U.S. government agencies	$11,099	$10,385	$—	$10,385	$—
Mortgage-backed securities, residential	360,683	302,612	—	302,612	—
Collateralized mortgage obligations, residential	13,026	10,456	—	10,456	—
Mortgage-backed securities, multifamily	5,094	4,347	—	4,347	—
Obligations of states and political subdivisions	530,506	430,108	—	428,635	1,473
Corporate bonds	2,900	2,547	—	2,547	—
Total investment securities held to maturity, net	923,308	760,455	—	758,982	1,473
Federal Home Loan and other membership bank stock	42,483	42,483	—	42,483	—
Loans, net	7,795,786	7,561,997	—	—	7,561,997
Financial Liabilities:
Certificates of deposit	1,208,177	1,174,230	—	1,174,230	—
Other borrowings	25,000	23,001	—	23,001	—
Subordinated debentures	194,264	160,933	—	—	160,933

December 31, 2021	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity
U.S. Treasury and U.S. government agencies	$18,672	$18,965	$—	$18,965	$—
Mortgage-backed securities, residential	370,247	364,976	—	364,976	—
Collateralized mortgage obligations, residential	13,921	14,089	—	14,089	—
Mortgage-backed securities, multifamily	2,710	2,734	—	2,734	—
Obligations of states and political subdivisions	416,566	411,576	—	410,744	832
Corporate bonds	2,840	2,871	—	2,871	—
Total investment securities held to maturity, net	824,956	815,211	—	814,379	832
Federal Home Loan and other membership bank stock	9,049	9,049	—	9,049	—
Loans, net	5,918,101	5,900,876	—	—	5,900,876
Financial Liabilities:
Certificates of deposit	759,227	753,483	—	753,483	—
Other borrowings	25,000	24,604	—	24,604	—
Subordinated debentures	179,043	175,243	—	—	175,243

Table of Content
Note 20 - Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2022 Lakeland had no securities pledged for collateral on its interest rate swaps and at December 31, 2021, had $55.1 million in securities pledged for collateral on its interest rate swaps.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures. For more information, see Note 10 to the Company's consolidated financial statements. The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company was paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR . The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured. The Company did not enter into any hedges in 2022. During the year ended December 31, 2022, the Company did not record any hedge ineffectiveness. The Company recognized no accumulated other comprehensive expense that was reclassified into interest expense during 2022 and recognized $142,000 of accumulated other comprehensive expense that was reclassified into interest expense during 2021.
The following tables present summary information regarding these derivatives for the periods presented (dollars in thousands).

December 31, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third party interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$94,800
Third party interest rate swaps	$48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	$1,841
Customer interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	1,207
Classified in Other Liabilities:
Customer interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$(94,800)
Customer interest rate swaps	$48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	$(1,841)
Third party interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	(1,207)

December 31, 2021	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$9,847
Customer interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	33,952
Classified in Other Liabilities:
Customer interest rate swaps	$326,941	7.7	3.14%	1 Mo. LIBOR + 2.32	$(9,847)
Third party interest rate swaps	607,688	8.2	3.97%	1 Mo. LIBOR + 1.87	(33,952)
Note 21 - Regulatory Matters
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined. The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $925.7 million was available for payment of dividends from Lakeland to the Company as of December 31, 2022.

Table of Content
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2022, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2022, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.
As of December 31, 2022 and 2021, the Company and Lakeland have the following capital ratios based on the then current regulations.

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer				To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount			Ratio	Amount			Ratio
Total capital (to risk-weighted assets)
Company	$1,167,429	13.83%	>	$886,420	>	10.50%		N/A		N/A
Lakeland	1,109,089	13.15%		885,667		10.50%	>	$843,492	>	10.00%
Tier 1 capital (to risk-weighted assets)
Company	$948,970	11.24%	>	$717,578	>	8.50%		N/A		N/A
Lakeland	1,038,661	12.31%		716,968		8.50%	>	$674,794	>	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$904,532	10.71%	>	$590,946	>	7.00%		N/A		N/A
Lakeland	1,038,661	12.31%		590,444		7.00%	>	$548,270	>	6.50%
Tier 1 capital (to average assets)
Company	$948,970	9.16%	>	$414,485	>	4.00%		N/A		N/A
Lakeland	1,038,661	10.03%		414,212		4.00%	>	$517,765	>	5.00%

Table of Content

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer				To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount			Ratio	Amount			Ratio
Total capital (to risk-weighted assets)
Company	$903,415	14.48%	>	$654,978	>	10.50%		N/A		N/A
Lakeland	852,339	13.67%		654,692		10.50%	>	$623,516	>	10.00%
Tier 1 capital (to risk-weighted assets)
Company	$695,634	11.15%	>	$530,220	>	8.50%		N/A		N/A
Lakeland	792,363	12.71%		529,989		8.50%	>	$498,813	>	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$665,634	10.67%	>	$436,652	>	7.00%		N/A		N/A
Lakeland	792,363	12.71%		436,461		7.00%	>	$405,285	>	6.50%
Tier 1 capital (to average assets)
Company	$695,634	8.51%	>	$326,813	>	4.00%		N/A		N/A
Lakeland	792,363	9.70%		326,734		4.00%	>	$408,418	>	5.00%
Note 22 - Goodwill and Other Intangible Assets
The Company reported goodwill of $271.8 million and $156.3 million at December 31, 2022 and December 31, 2021, respectively. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the year ended December 31, 2022, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the years ended December 31, 2022 and 2021.
Core deposit intangible was $9.1 million on December 31, 2022 compared to $2.4 million on December 31, 2021. In 2022, 2021 and 2020, amortization of core deposit intangible totaled $2.4 million, $868,000 and $1.0 million, respectively. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows:

(in thousands)
2023	$2,029
2024	1,737
2025	1,465
2026	1,193
2027	955

Table of Content
Note 23 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets

	December 31,
(in thousands)	2022	2021
Assets
Cash and due from banks	$47,362	$40,228
Investment in subsidiaries	1,244,037	954,506
Other assets	13,422	12,639
Total Assets	$1,304,821	$1,007,373
Liabilities and Stockholders’ Equity
Other liabilities	$1,970	$1,316
Subordinated debentures	194,264	179,043
Total stockholders’ equity	1,108,587	827,014
Total Liabilities and Stockholders’ Equity	$1,304,821	$1,007,373
Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income
Dividends from subsidiaries	$52,988	$50,648	$29,961
Other income (loss)	79	34	(486)
Total Income	53,067	50,682	29,475
Expense
Interest on subordinated debentures	6,825	5,419	5,968
Noninterest expenses	542	1,498	549
Total Expense	7,367	6,917	6,517
Income before benefit for income taxes	45,700	43,765	22,958
Income taxes benefit	(1,530)	(1,445)	(1,645)
Income before equity in undistributed income of subsidiaries	47,230	45,210	24,603
Equity in undistributed income of subsidiaries	60,139	49,831	32,915
Net Income Available to Common Shareholders	$107,369	$95,041	$57,518

Table of Content
Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$107,369	$95,041	$57,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of equity securities	—	—	(149)
Amortization of subordinated debt costs	487	547	37
Benefit for credit losses	—	—	(12)
Long-term debt extinguishment costs	—	831	—
Change in fair value of equity securities	—	—	786
Excess tax benefits (deficiency)	69	(89)	(132)
Increase in other assets	(1,571)	(1,443)	(1,462)
Increase in other liabilities	142	149	25
Equity in undistributed income of subsidiaries	(60,139)	(49,831)	(32,915)
Net cash provided by operating activities	46,357	45,205	23,696
Cash Flows from Investing Activities
Net cash used in acquisition	67	—	—
Purchases of equity securities	—	—	(49)
Proceeds from maturity of held to maturity securities	—	—	1,000
Proceeds from sale of equity securities	—	—	1,148
Contribution to subsidiary	—	(65,000)	—
Net cash provided by (used in) investing activities	67	(65,000)	2,099
Cash Flows from Financing Activities
Cash dividends paid on common stock	(37,334)	(27,119)	(25,457)
Proceeds from issuance of subordinated debt, net	—	147,738	—
Redemption of subordinated debentures, net	—	(88,330)	—
Purchase of treasury stock	—	—	(1,452)
Retirement of restricted stock	(1,956)	(651)	(501)
Exercise of stock options	—	19	—
Net cash (used in) provided by financing activities	(39,290)	31,657	(27,410)
Net increase (decrease) in cash and cash equivalents	7,134	11,862	(1,615)
Cash and cash equivalents, beginning of year	40,228	28,366	29,981
Cash and cash equivalents, end of year	$47,362	$40,228	$28,366

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
    Based on their evaluation as of December 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2022, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2022. Their report, dated February 28, 2023, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
    There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 28, 2023

Table of Content
ITEM 9B – Other Information.
On February 27, 2023, Lakeland Bancorp, Inc. (the “Company”), its wholly owned subsidiary, Lakeland Bank (the “Bank”), and Thomas J. Shara, President and Chief Executive Officer of the Company and Bank, entered into an amendment (the “Amendment”) to Mr. Shara’s employment agreement dated as of April 2, 2008 and amended as of August 7, 2015 (the “Employment Agreement”). The Amendment extends the term of the Employment Agreement, which was set to expire on April 2, 2023, to April 2, 2024, provided that per the terms of Mr. Shara's Executive Vice Chairman Agreement with Provident Financial Services, Inc., dated as of September 26, 2022, to the Employment Agreement will terminate on the closing of the Merger Agreement, dated as of September 26, 2022, by and between Lakeland Bancorp, Inc., Provident Financial Services, Inc. and NL 239 Corp.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the form of Amendment which is attached hereto as Exhibit 10.27 of this Annual Report on Form 10-K and is incorporated by reference herein.
ITEM 9C – Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided within 120 days of December 31, 2022.
ITEM 11 - Executive Compensation.
The information required by this item will be provided within 120 days of December 31, 2022.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided within 120 days of December 31, 2022.
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided within 120 days of December 31, 2022.
ITEM 14 - Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID is 185.
The information required by this item will be provided within 120 days of December 31, 2022.
PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

    (i)    Consolidated Balance Sheets as of December 31, 2022 and 2021.
(ii)    Consolidated Statements of Income for each of the three years in the period ended December 31, 2022.
(iii)    Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2022.
(iv)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2022.
(v)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022.
    (vi)    Notes to Consolidated Financial Statements.
    (vii)    Report of Independent Registered Public Accounting Firm.

(a) 2.    Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

Table of Content
(a) 3.    Exhibits

2.1
Agreement and Plan of Merger, dated as of September 26, 2022, by and among Provident Financial Services, Inc., NC 239 Corp. and Lakeland Bancorp, Inc. is incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 27, 2022.

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

Table of Content

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

10.25+
Amendatory Agreement, dated September 23, 2022, to the Change in Control Agreement by and among Lakeland Bancorp, Inc., and Ronald E. Schwarz is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 2022.

10.26+
Amendatory Agreement dated September 23, 2022, to the Change in Control Agreement by and among Lakeland Bancorp, Inc., and John F. Rath is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 2022.

10.27+	Amendatory Agreement, dated February 27, 2023, to the Employment Agreement by and among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara.
21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

Table of Content

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
+ Denotes management contract or compensatory plan, contract or arrangement.
ITEM 16 – Form 10-K Summary.
Not applicable.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated:	February 28, 2023	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Bruce D. Bohuny*	Director	February 28, 2023
Bruce D. Bohuny
/s/ Mary Ann Deacon*	Chairman	February 28, 2023
Mary Ann Deacon
/s/ Brian M. Flynn*	Director	February 28, 2023
Brian M. Flynn
/s/ Mark J. Fredericks*	Director	February 28, 2023
Mark J. Fredericks
/s/ Brian Gragnolati*	Director	February 28, 2023
Brian Gragnolati
/s/ James E. Hanson II*	Director	February 28, 2023
James E. Hanson II
/s/ Janeth C. Hendershot*	Director	February 28, 2023
Janeth C. Hendershot
/s/ Lawrence R. Inserra, Jr.*	Director	February 28, 2023
Lawrence R. Inserra, Jr.
/s/ Robert F. Mangano*	Director	February 28, 2023
Robert F. Mangano
/s/ Robert E. McCracken*	Director	February 28, 2023
Robert E. McCracken
/s/ Robert B. Nicholson, III*	Director	February 28, 2023
Robert B. Nicholson, III

Table of Content

Signature	Capacity	Date
/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Thomas J. Shara
/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Thomas Splaine

*By:	/s/ Thomas J. Shara	February 28, 2023
Thomas J. Shara Attorney-in-Fact