Form 10-K/A
period 2022-12-31
LAKELAND BANCORP INC
filed 2023-04-28
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1
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
The number of shares outstanding of the registrant’s common stock, as of April 10, 2023, was 65,018,978.
DOCUMENTS INCORPORATED BY REFERENCE:
None

INDEX

Explanatory Note	1
Part III
Part IV

Item 15.	Exhibits and Financial Statement Schedules	49

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed on February 28, 2023 (the “Original Filing”) by Lakeland Bancorp, Inc., a New Jersey corporation (“Lakeland” or the “Company”). Lakeland is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file its definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2022.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
On September 26, 2022, the Company entered into definitive merger agreement with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. The transaction was approved by each of the Company’s shareholders and Provident's stockholders on February 1, 2023. The completion of the merger remains subject to receipt of the requisite regulatory approvals and other customary closing conditions. As a result, the Company does not anticipate holding an annual meeting of shareholders prior to closing.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
Lakeland’s Board of Directors currently consists of 12 members and is divided into three classes, with one class of directors elected each year. Each of the 12 members also serves as a director of Lakeland Bank. The Company maintains a mandatory retirement age for its directors, which requires that any director who turns 72 during their term must retire at the next Annual Meeting of Shareholders. To provide for continuity with shareholders, customers and associates and, in order to further ensure the success with respect to all aspects of the January 6, 2022, 1st Constitution Bancorp merger and integration, the Board approved a specific exception to its mandatory retirement age policy so as to allow Robert F. Mangano, who was then age 76, to join the Boards of Lakeland and Lakeland Bank at legal close and to continue thereafter for an additional one-year term from the 2022 Annual Meeting of Shareholders, subject to shareholder approval.
The Company's goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity and whose values are compatible with those of Lakeland. In 2021, the Board's Nominating and Corporate Governance Committee established a diversity definition, goals and timeframe for increased Board member diversity, which was informed by and aligned with an updated skills assessment. The Board recognized that the Company benefits from a Board whose members possess a diversity of business experience and demographic backgrounds and seek to identify nominees with a range of background and experience. In addition to a deep understanding of the banking industry and the communities served by Lakeland Bank, important factors considered in the selection of nominees for director include experience in positions that develop good business judgement, that demonstrate a high degree of responsibility and independence and that show the individual's ability to commit adequate time and effort to serve as a director.
Directors and Executive Officers of Lakeland Bancorp
The following table states our directors' names, their ages as of March 15, 2023, the years when they began serving as directors of Lakeland and when their current terms expire.

Name	Position(s) Held With Lakeland Bancorp	Age	Director Since	Expiration of Term
Bruce D. Bohuny	Director	54	2007	2024
Mary Ann Deacon	Chair of the Board	71	1995	2024
Brian Flynn	Director	63	2010	2024
Mark J. Fredericks	Director	62	1994	2023
Brian A. Gragnolati	Director	65	2020	2024
James E. Hanson II	Director	64	2018	2023
Janeth C. Hendershot	Director	68	2004	2023
Lawrence R. Inserra, Jr.	Director	65	2016	2025
Robert F. Mangano	Director	77	2022	2023
Robert E. McCracken	Director	65	2004	2025
Robert B. Nicholson, III	Director	58	2003	2023
Thomas J. Shara	Director, President and Chief Executive Officer	65	2008	2025

The following information describes the business experience of each of Lakeland Bancorp's directors.
Mr. Bohuny currently is President at Brooks Builders. Mr. Bohuny’s over 20 years of experience in the residential and commercial construction and real estate development fields, and his prior work experience in the equity and fixed income markets and service on various educational and philanthropic boards including the StonyBrook School, Eastern Christian School, Christian Healthcare Center, New Canaan Society and NextGen Board Leaders Advisory Council, led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank.
Ms. Deacon is the current Board Chair of Lakeland Bancorp, Inc. and Lakeland Bank, as well as Secretary/Treasurer of Deacon Homes, Inc. Ms. Deacon’s over 40 years of extensive experience in the real estate development process, building contracting, property management and sales, her service to a number of community associations, her reputation in the broader business community as well as in the local real estate markets and her dedication to Lakeland and Lakeland Bank led the Board to conclude that this individual should serve as a director of Lakeland. Ms. Deacon is responsible for the planning and administration of numerous operating companies and four condominium associations. Her past participation in the state and local real estate associations includes leadership positions and committee experience in ethics, professional standards, strategic planning and governance. Ms. Deacon is committed to enhancing her professional participation as a director of Lakeland and frequently attends continuing education seminars and institutes applicable to directors of banks and bank holding companies. During her 28-year tenure at Lakeland, she has served on every committee of the Board. In January 2010, she was elected Vice Chair of the Board of Lakeland and Lakeland Bank and, in May 2011, she was elected Board Chair of Lakeland and Lakeland Bank.
Mr. Flynn is a Partner at PKF O’Connor Davies, LLP, one of the largest regional accounting firms in the tri-state area. He received his Bachelor of Science Degree, cum laude, from Monmouth College. With over 30 years of experience as a practicing CPA, Mr. Flynn brings in-depth knowledge of generally accepted accounting principles and auditing standards to our Board. He has worked with audit committees and boards of directors in the past, including previously serving on the Boards of TD Banknorth, Inc. and Hudson United Bancorp, and provides Lakeland’s Board of Directors and its Audit Committee with extensive experience in auditing and preparing financial statements. For these reasons, the Board has concluded that this individual should serve as a director of Lakeland and Lakeland Bank.
Mr. Fredericks’ experience in business, banking and real estate, as well as his extensive knowledge of the communities in which Lakeland operates, has led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank. Mr. Fredericks has served as a director of Lakeland since 1994 and his knowledge of banking comes his tenure as a director, during which he has served on several committees. Mr. Fredericks owns and operates three businesses in Lakeland’s markets: he is the president and CEO of Fredericks Fuel and Heating Services, as well as president of Keil Oil Inc. and F&B Trucking Inc. He also is the managing partner of several real estate partnerships in the area. Mr. Fredericks is a lifetime resident and active participant in the communities served by Lakeland, and has been a member of numerous charitable, civic and business organizations over the years. These include his prior service as Trustee of Chilton Memorial Hospital; member and past president of the West Milford Education Foundation and member and past president of the West Milford Rotary Club.
Mr. Gragnolati has served as the President and CEO of Atlantic Health System since 2015. Atlantic Health System is a not-for-profit private healthcare company that operates hospitals and health care facilities throughout New Jersey. He also serves as a Past Chairman of the Board of the American Hospital Association, a nationwide organization that represents and advocates on behalf of hospitals, health care systems, networks, other providers of care and individual members. He also previously served on the board of Paper Mill Playhouse and is a proponent of their work in arts accessibility, which makes theater available to audience members with cognitive and developmental disabilities. Prior to joining Atlantic Health System, Mr. Gragnolati served as Senior Vice President, Community Division of Johns Hopkins Medicine, and President and CEO of Suburban Hospital and, before that, held executive positions at WellSpan Health, the Medical Center Hospital of Vermont, and Baystate Medical Center in Springfield, Massachusetts. Mr. Gragnolati holds a bachelor’s degree in Health Systems Analysis from the University of Connecticut, an MBA from Western New England College, and an Executive Leadership Certificate from the JFK School at Harvard University. Mr. Gragnolati’s experience in business, executive management and finance, as well as his familiarity with and leadership of not-for-profit organizations, has led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank.
Mr. Hanson has served as President and CEO of The Hampshire Companies, a full service, private real estate investment firm with assets valued at more than $2.3 billion, based in Morristown, New Jersey, since 2005. Mr. Hanson also serves as a non-executive director of United-Hampshire US REIT Management PTE LTD., a Singapore company REIT Manager (50% of which is owned by The Hampshire Companies) that operates as a real estate investment trust that owns and operates U.S.-based shopping, storage, grocery and necessity-based retail properties and which is listed on the Singapore Exchange. He holds a number of leadership positions, both professionally and philanthropically. Mr. Hanson also serves as a Member of the New Jersey State Investment Council since 2010. Mr. Hanson has served as a Commissioner of the Palisades Interstate Park Commission since 1995. Mr. Hanson presently serves as President of the Commission, a position that he previously held between 2000 and 2005 and to which he was re-appointed in September 2021. Mr. Hanson holds a law degree from Vermont Law School, graduating Magna Cum Laude, and a Bachelor of Arts from Hope College, and subsequently served in a variety of leadership roles at each institution, including as Trustee. Mr. Hanson’s extensive knowledge of the commercial real estate markets, his proven business experience and philanthropic leadership led the Board to believe that this individual should serve as a director of Lakeland and Lakeland Bank.
Ms. Hendershot has had significant experience in the leadership and management of various corporate entities and operations. She also has experience in managing and controlling risk-taking operations within the insurance industry, and in IT strategy and developments. This experience, as well as her educational background including a degree in economics from Cornell University, led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank.
Lawrence R. Inserra, Jr. joined the Lakeland and Lakeland Bank Boards of Directors upon the closing of the mergers with Pascack Bancorp, Inc. and Pascack Community Bank in 2016, at which he previously had served as a director. Mr. Inserra is Chairman of the Board and CEO of Inserra Supermarkets, Inc., a family-owned business founded in 1954 and one of the largest supermarket chains in the metropolitan area, which owns and operates numerous ShopRite stores throughout New Jersey and New York. Mr. Inserra also holds a number of leadership positions, both professionally and philanthropically, including board member and treasurer of Wakefern Food Corporation. In 2013, he was named Chairman of the Board of Governors at Hackensack University Medical Center (HUMC) after serving as First Vice Chairman and Chairman of the Human Resources Committee at HUMC. Mr. Inserra received a Bachelor of Science in business and economics from Lehigh University. Mr. Inserra’s business experience, philanthropic endeavors and knowledge of Lakeland’s markets led the Board to believe that this individual should serve as a director of Lakeland and Lakeland Bank.
Robert F. Mangano joined the Lakeland and Lakeland Bank Boards of Directors on January 6, 2022 upon the closing of the mergers with 1st Constitution Bancorp and 1st Constitution Bank at which he had served as a director, President and Chief Executive Officer. Mr. Mangano serves on the Board of Trustees of Englewood Hospital Medical Center and its parent board and is Chairman of its Audit Committee. Mr. Mangano's business skills and experience, his extensive knowledge of financial and operational matters acquired during his career working for several banks in increasingly senior roles and leadership positions and his thorough understanding of 1st Constitution Bank's markets led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank.

Robert E. McCracken is the sole managing member and owner of REM, GC LLC, the manager of Wood Funeral Home and Smith-McCracken Funeral Home. Mr. McCracken’s knowledge of the banking industry, his over 15 years of service on the boards of various banks (including serving on Lakeland’s Board since 2004 and Lakeland Bank’s Board since 2008), his business experience as an owner and operator of various businesses and real estate within Lakeland’s footprint, his reputation in the community as a lifelong resident within Lakeland’s footprint, his many long standing relationships with Lakeland’s non-institutional shareholder base and his involvement in many non-profit and local charities, including serving as former Board Chairman of Newton Memorial Hospital, now known as the Newton Medical Center, and presently as Chairman of the Atlantic Health System Board, as well as on the boards of other local organizations, led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank.
Mr. Nicholson’s business experience with Eastern Propane Corporation, including having served as president and CEO of that entity for 29 years, his educational background in finance and business management, his experience in buying and selling companies and commercial real estate properties and his reputation in the business and local community led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank. Mr. Nicholson has been honored with the Outstanding Citizen of the Year award from Sparta Township, as a Distinguished Citizen by the Boy Scouts of America, Patriots Path Council, the Distinguished Alumni Award from Florida Southern College for outstanding service to his professions and community and is the Past Chairman of the board of trustees for the Sussex County New Jersey Chamber of Commerce.
Thomas J. Shara’s over 30 years of experience in the banking industry, his stature and reputation in the banking and local community, and his service as President and CEO of Lakeland and Lakeland Bank since April 2008 led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank. His knowledge and understanding of all facets of the business of banking, the leadership he has demonstrated at Lakeland and at prior institutions and his involvement in charitable and trade organizations make him extremely valuable as a Board member. Mr. Shara serves as a member of the New Jersey Bankers Association Board of Directors, on the Board of Directors of the Commerce and Industry Association of New Jersey, the Board of Trustees of the Boys and Girls Club of Paterson and Passaic, New Jersey and the Board of Trustees of the Chilton Hospital Foundation. He also serves on the Board of Governors of the Ramapo College Foundation. Mr. Shara earned a Master’s Degree in Business Administration and a Bachelor of Science Degree from Fairleigh Dickinson University. Mr. Shara previously served as the Chairman of New Jersey Bankers Association.
In addition to Mr. Shara, whose qualifications are listed above, the following describes the business experience of each the Company's Executive Officers.
Thomas F. Splaine, 57, a Certified Public Accountant, has been Executive Vice President and Chief Financial Officer of the Company and the Bank since March 2017. He joined Lakeland in 2016 as First Senior Vice President and Chief Accounting Officer of the Company and the Bank. Prior to joining Lakeland, Mr. Splaine was employed at Investors Bancorp, Inc. since 2004 and served in roles as Senior Vice President - Chief Financial Officer, Financial Planning and Analysis and Investor Relations of Investors Bancorp, Inc.
Ronald E. Schwarz, 68, has served as Senior Executive Vice President and Chief Operating Officer of the Company and the Bank since 2017. Since joining the Company in 2009, Mr. Schwarz has served as Senior Executive Vice President and Chief Revenue Officer of the Company and the Bank and Executive Vice President and Chief Retail Officer of the Company and the Bank.
Timothy J. Matteson, Esq., 53, has served as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company since 2017. In 2012, Mr. Matteson was named Executive Vice President, General Counsel and Corporate Secretary of the Company. He joined the Company in 2008 as Senior Vice President and General Counsel.

James M. Nigro, 55, joined Lakeland in 2016 and serves as Executive Vice President, Chief Risk Officer of the Company. Previously, Mr. Nigro was Senior Vice President and Credit Risk Manager of The Provident Bank from 2013 to 2016.
Paul Ho Sing Loy, 62, is Executive Vice President and Chief Information Officer of the Company since 2019 and, of the Bank, since 2017. Previously Mr. Ho Sing Loy served as Senior Vice President and Director of Business Solutions of Associated Bank since 2012.
Ellen Lalwani, 59, has served as Executive Vice President and Chief Banking Officer of the Company and the Bank since 2020. Employed by the Bank since 2008, Ms. Lalwani has served as Executive Vice President and Chief Retail Officer of the Company and the Bank and Senior Vice President and Director of Retail Sales of the Bank.
John F. Rath, III, 64, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since 2018. Mr. Rath has been with the Bank since 2015, having served as First Senior Vice President, Commercial and Industrial Lending Group Manager and Senior Vice President, Commercial and Industrial Lending, Hudson Valley, New York.

Board of Directors Meetings and Committees
The Board of Directors of Lakeland Bancorp and Lakeland Bank each held 12 meetings during 2022. The Board of Directors currently maintains the following committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Loan Review Committee, the Policy Committee and the Risk Committee.
No director attended fewer than 75% of the total number of Board meetings held by the Lakeland Bancorp and Lakeland Bank Boards of Directors and all committees of the Boards on which they served (for the period they served) during 2022. All Lakeland Bancorp directors attended the annual meeting of shareholders held on May 17, 2022.

Committees
Name	Audit	Compensation	Nominating and Corporate Governance	Loan Review	Policy	Risk
Bruce D. Bohuny	Member	Member		Chair
Mary Ann Deacon
Brian Flynn	Chair (1)					Member
Mark J. Fredericks	Member			Member	Member
Brian A. Gragnolati	Member (1)		Member		Member
James E. Hanson II			Member			Member
Janeth C. Hendershot				Member		Chair
Lawrence R. Inserra, Jr.		Member		Member	Chair
Robert F. Mangano				Member		Member
Robert E. McCracken		Chair	Member
Robert B. Nicholson, III		Member	Chair		Member
Thomas J. Shara
(1)    The Board considers Messrs. Flynn and Gragnolati each an "audit committee financial expert."
Director Skills
The Nominating and Corporate Governance Committee Charter describes the minimum qualifications for nominees and the qualities or skills that are necessary for directors to possess. Each nominee:
•must satisfy any legal requirements applicable to members of the Board;
•must not serve on the board of any other financial institution, bank or savings and loan company in the Company’s market area;
•must have business or professional experience that will enable such nominee to provide useful input to the Board in its deliberations;
•must have a willingness and ability to devote the time necessary to carry out the duties and responsibilities of Board membership;
•must have a desire to ensure that the Company’s operations and financial reporting are affected in a transparent manner and in compliance with applicable laws, rules and regulations;
•must have a dedication to the representation of the best interests of the Company and all of its shareholders;
•must have a reputation, in one or more of the communities serviced by Lakeland and its subsidiaries, for honesty and ethical conduct;

•must have a working knowledge of the types of responsibilities expected of members of the board of directors of a public corporation and particularly, a bank holding company;
•must have experience, either as a member of the board of directors of another public or private corporation or in another capacity that demonstrates the nominee’s capacity to serve in a fiduciary position;
•must recognize and fulfill her/his fiduciary responsibility as a representative of the shareholders in the role of director; have a working knowledge of the business, economic, social, charitable and professional attributes of the communities serviced by the Company and its subsidiaries; and
•must diligently and honestly administer the affairs of the Company and Lakeland Bank.
Board Leadership Structure
The Company currently has, and historically has had, a Board Chair separate from the Chief Executive Officer. The Board believes it is important to have an independent director in a Board leadership position at all times. The Board Chair provides leadership for the Board. Having an independent Board Chair enables non-management directors to raise issues and concerns for Board consideration without immediately involving management. The Board Chair also serves as a liaison between the Board and senior management. The Company’s Board has determined that the current structure, an independent Board Chair, separate from the Chief Executive Officer, is the most appropriate structure at this time, as it ensures that, at all times, there will be an independent director in a Board leadership position.
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines, a copy of which is available on our website, https://investorrelations.lakelandbank.com/corporate-governance. The Corporate Governance Guidelines set forth the functions, composition, committees and operations followed by the Board of Directors including, among other things:
•Criteria for composition of the Board and selection of new directors;
•Assessment of the Board's performance;
•Formal evaluation of the CEO;
•Succession planning and management development;
•Strategic reviews;
•Board and management compensation reviews;
•Non-delegable actions of the Board;
•Size and composition of the Board;
•Independence determination of the Board;
•Manner of notification of changes of director job responsibilities;
•Director tenure;
•Director retirement age
•Director resignations;
•Board and committee membership limitations;
•Stock ownership requirements;

•Anti-pledging policy of Company securities; hedging prohibited;
•Number of committees, reporting by committees and assignment and rotation of committee membership;
•Non-executive Board Chair;
•Lead director;
•Executive sessions for non-management directors;
•Committee and Board agendas;
•Board and committee materials and presentations;
•Regular attendance of non-directors at Board and committee meetings;
•Board access to senior management;
•Confidentiality of information;
•Board access to outside resources;
•Director orientation and continuing education;
•Code of Business Conduct and Ethics; and
•Repricing of stock options.
The Board maintains an Independent Directors Committee, consisting of independent non-management directors, which met seven times in 2022.
Anti-Pledging Policy and Anti-Hedging Policy
In March 2013, Lakeland’s Board adopted an anti-pledging policy that prohibits future pledging of Lakeland common stock by Lakeland’s executive officers and directors. The policy does not require pre-existing pledges to be unwound. Hedging transactions involving the Company's securities by directors, officers and employees are also prohibited.
Stock Ownership Requirements
Although the Company’s by-laws provide that the minimum value of Lakeland common stock to be held by directors is $1,000, the Board has adopted Corporate Guidelines that establish a goal that directors own or otherwise control, at a minimum, the number of shares or share equivalents of Lakeland common stock equal to approximately five times (5x) the directors’ annual retainer fee, with new directors attaining that goal within five years. The Compensation Committee periodically reviews this stock ownership goal and has determined that all directors have attained the prescribed goal.
Nominating and Corporate Governance Committee
Each member of the Nominating and Corporate Governance Committee is considered independent as defined in the Nasdaq corporate governance listing rules. The Nominating and Corporate Governance Committee’s Charter is posted on the Investor Relations page of Lakeland Bank's website, https://investorrelations.lakelandbank.com/corporate-governance.
As noted in the Nominating and Corporate Governance Committee Guidelines, the purpose of the committee is to assist the Board in identifying individuals to become Board members, determine the size and composition of the Board and its committees, monitor Board effectiveness and implement the Corporate Governance Guidelines.
In furtherance of this purpose, the Committee, among other things, shall:

•Lead the search for individuals qualified to become members of the Board of Directors and develop criteria (such as independence, experience relevant to the needs of the Company, leadership qualities, diversity, stock ownership) for board membership;
•Make recommendations to the Board concerning Board nominees and shareholder proposals;
•Develop, recommend and oversee the annual self-evaluation process of the Board and its committees;
•Develop and annually review corporate governance guidelines applicable to the Company; and
•Review and monitor the Board's compliance with Nasdaq corporate governance listing rules for independence.
The Company's bylaws and the Nominating and Corporate Governance Committee’s charter describe the procedures for nominations to be submitted by shareholders and other third parties for consideration at an annual meeting, other than candidates who have previously served on the Board or who are recommended by the Board. Shareholders recommending a director candidate to the Committee may do so by submitting the candidate's name, resume and biographical information to the attention of the Chair of this Committee in accordance with procedures listed in this Amendment No. 1 to the Annual Report on Form 10-K (also available on Lakeland's website). All shareholder recommendations for director candidates that the Chair of the Committee receives in accordance with these procedures will be presented to the Committee for its consideration. The Committee's recommendations to the Board are based on its determination as to the suitability of each individual, and the slate as a whole, to serve as directors of Lakeland.
The Nominating and Corporate Governance Committee and the Board recognize that it is important for the Company's directors to possess a diverse array of backgrounds and skills, including executive management experience, financial services experience and educational and professional achievement. When considering new candidates, the Nominating and Corporate Governance Committee, with input from the Board, will seek to ensure that the Board reflects a range of talents, ages, skills, diversity and expertise, particularly in the areas of accounting and finance, management, regulatory and risk management and leadership sufficient to provide sound and prudent guidance with respect to our operations and interests. In addition, the Nominating and Corporate Governance Committee considers diversity in demographic and professional backgrounds among the factors used to identify nominees for directors. The goal of the Nominating and Corporate Governance Committee is to assemble and maintain a Board comprised of individuals with a broad spectrum of skills, experience and expertise combined with a reputation for integrity to carry out the Board's responsibilities with respect to oversight of the Company's operations.
Criteria for Election
Candidates to serve on the Board will be identified from all available sources, including recommendations made by shareholders. As indicated above, the Nominating and Corporate Governance Committee’s charter provides that there will be no differences in the manner in which the Committee evaluates nominees recommended by shareholders and nominees recommended by the Committee or management, except that no specific process shall be mandated with respect to the nomination of any individual who has previously served on the Board. The evaluation process for individuals other than existing Board members includes:
•a review of the information provided to the Nominating and Corporate Governance Committee by the proponent;
•a review of references from at least two sources determined to be reputable by the Nominating and Corporate Governance Committee; and
•a personal interview of the candidate, as appropriate, for candidates determined to be qualified,

together with a review of such other information as the Nominating and Corporate Governance Committee shall determine to be relevant.
Procedures for the Nomination of Directors by Shareholders
Although, the Company does not anticipate holding an annual meeting of shareholders in 2023, the Nominating and Corporate Governance Committee has adopted procedures for the consideration of Board candidates submitted by shareholders. Shareholders can submit the names of candidates for director by writing to the Chair of the Nominating and Corporate Governance Committee, at Lakeland Bancorp, Inc., 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. The submission must include the following information:
•a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;
•the name and address of the nominating shareholder as he or she appears on Lakeland's books and the number of shares of Lakeland common stock that are owned beneficially by such shareholder (if the shareholder is not a holder of record, appropriate evidence of the shareholder's ownership will be required);
•the name, address and contact information for the nominated candidate, and the number of shares of Lakeland Bancorp common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the shareholder's ownership should be provided);
•the qualifications of the candidate and why this candidate is being proposed;
•a statement of the candidate's business and educational experience;
•such other information regarding the candidate as would be required to be included in a proxy statement pursuant to SEC Regulation 14A;
•a statement detailing any relationship between the candidate and the Company and/or Lakeland Bank and between the candidate and any customer, supplier or competitor of the Company and/or Lakeland Bank;
•detailed information about any relationship or understanding between the proposing shareholder and the candidate; and
•a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.
A nomination submitted by a shareholder for presentation by the shareholder at an annual meeting of shareholders must comply with the procedural and informational requirements described in "Advance Notice of Business to be Conducted at an Annual Meeting."
Shareholder Communication with the Board
The Board of Directors has established a procedure that enables shareholders to communicate in writing with members of the Board. Any such communication should be addressed to the Board Chair and should be sent to such individual c/o Lakeland Bank, 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board of Directors. Under the procedures established by the Board, upon the Board Chair’s receipt of such a communication, Lakeland’s Secretary will send a copy of such communication to each member of the Board, identifying it as a communication received from a shareholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Board held more than two days after such communication has been distributed, the Board will consider the substance of any such communication.

Code of Ethics
The Company has adopted a code of ethics that applies, among others, to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, a copy of which is posted on our website, https://investorrelations.lakelandbank.com/corporate-governance.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require Lakeland’s directors, executive officers and 10% shareholders to file with the SEC certain reports regarding such persons’ ownership of Lakeland’s securities. Lakeland is required to disclose any failures to file such reports on a timely basis. Based solely upon a review of the copies of the forms or information furnished to Lakeland, Lakeland believes that during 2022, all filing requirements applicable to its directors and executive officers were satisfied on a timely basis.
Risk Oversight Matters
The full Board of Directors is responsible for and regularly engages in discussions about risk management and receives reports on this topic from executive management and other officers of the Company. The Board established a separate standing Risk Committee to assist and facilitate its risk oversight responsibilities, including overseeing the Company’s enterprise-wide risk management framework and monitoring certain risk management activities designed to ensure the Company operates within risk parameters established by the Board.
The Board's Role in Cybersecurity Oversight
Maintaining the security, availability and integrity of our customers' private information is of paramount importance to our entire Lakeland team. We have integrated corporate policies and operating procedures that govern how we collect, use, retain and protect private and personal data of our customers and other stakeholders; manage and monitor third-party risk; and ensure operational continuity and recovery through resiliency planning and testing.
With oversight from our Board, directly and through its Risk Committee chaired by an independent director, Lakeland’s cybersecurity program utilizes multiple levels of preventive and detective tools, rigorous systems testing, vulnerability and software patch management, and a dedicated information security team led by our Chief Information Security Officer, who reports to our Chief Risk Officer.
Activities within our information security program include engaging third parties to conduct internal and external system penetration testing and internal security risk assessments; updating our incident response program to ensure a coordinated response by internal and external team members to mitigate the impact of, and recover from, any cyber-attacks, including communications to internal and external customers and other stakeholders; mandatory annual training in information security for our associates; and periodically conducting exercises to raise data security awareness.

Audit Committee Matters
The Board has determined that each member of the Audit Committee is independent as defined in the Nasdaq corporate governance listing rules and under SEC’s Rule 10A-3. The Board has determined and considers that Mr. Flynn, the Chair of the Audit Committee, and Mr. Gragnolati are each an "audit committee financial expert" as that term is used in the rules and regulations of the SEC.
The Audit Committee performed its duties during 2022 under a written charter approved by the Board of Directors. A copy of the current Audit Committee charter is available to shareholders on the Company’s website, https://investorrelations.lakelandbank.com/corporate-governance.
As noted in the Audit Committee Charter, the primary purpose of the Audit Committee is to assist the Board:
•Assume direct responsibility for the appointment, compensation and oversight of the work of the Company's independent auditors, including resolution of any disagreements that may arise between the Company's management and the Company's independent auditors regarding financial reporting. Assume direct responsibility for the termination of the Company's independent auditors, if necessary.
•Monitor the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.
•Monitor the independence and performance of the Company's independent auditors.
•Provide an avenue of communication among the independent auditors, management and the Board of Directors.
•Encourage adherence to, and continued improvement of, the Company's accounting policies, procedures, and practices at all levels; review of potential significant financial risk to the Company; and monitor compliance with legal and regulatory requirements.
•Monitor the performance of the Company's internal audit function.
In furtherance of this purpose, this committee, among other things, shall:
•Review the integrity of the Company's internal control over financial reporting, both internal and external, in consultation with the independent registered public accounting firm and the internal auditor.
•Review the financial statements and the audit report with management and the independent registered public accounting firm.
•Review earnings and financial releases and quarterly and annual reports filed with the SEC.
•Approve all engagements for audit and non-audit services by the independent registered public accounting firm.
The Audit Committee reports to the Board of Directors on its activities and findings.

Audit Committee Report
Pursuant to rules and regulations of the SEC, this Audit Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to the Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Lakeland Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed "soliciting material" or to be "filed" with the SEC subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.
Management has the primary responsibility for Lakeland Bancorp's internal control and financial reporting process, and for making an assessment of the effectiveness of Lakeland Bancorp's internal control over financial reporting. The independent registered public accounting firm is responsible for performing an independent audit of Lakeland's consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) ("PCAOB") and to issue an opinion on those financial statements, and for providing an opinion on the Company's internal control over financial reporting. The Audit Committee's responsibility is to monitor and oversee the processes.
As part of its ongoing activities, the Audit Committee has:
•reviewed and discussed the audited consolidated financial statements and the internal control procedures of Lakeland for the year ended December 31, 2022 with Lakeland’s management and the independent registered public accounting firm;
•discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 1301;
•received and reviewed the written disclosures and the letter from Lakeland’s independent registered public accounting firm mandated by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm its independence from Lakeland.
Based on the review and discussions referred to above, the Audit Committee has recommended to Lakeland's Board of Directors that the audited consolidated financial statements for the year ended December 31, 2022 be included in Lakeland's Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the re-appointment of KPMG LLP as the independent registered public accounting firm for December 31, 2023.

By:     The Audit Committee of the Board of Directors:
    Brian Flynn, Chair
    Bruce D. Bohuny
Mark J. Fredericks
    Brian A. Gragnolati

Compensation Committee Matters
The Board has determined that each member of the Compensation Committee is independent as defined in the Nasdaq corporate governance listing rules and SEC Rule 10C-1. The Compensation Committee's Charter is posted on the Investor Relations page of Lakeland Bancorp's website, https://investorrelations.lakelandbank.com/corporate-governance.
Authority, Processes and Procedures. Our Compensation Committee is responsible for administering our employee benefit plans, for establishing and recommending to the Board the compensation of our President and Chief Executive Officer (CEO) and for reviewing and recommending to the Board for approval the compensation programs covering our other executive officers. Our Compensation Committee also establishes policies and monitors compensation for our employees in general. While the Compensation Committee may, and does in fact, delegate authority with respect to the compensation of employees in general, the Compensation Committee retains overall supervisory responsibility for employee compensation. With respect to executive compensation, the Compensation Committee receives recommendations and information from senior staff members. Mr. Shara (our President and CEO) participated in Committee deliberations regarding the compensation of other executive officers, but did not participate in deliberations regarding his own compensation. The CEO; Chief Operating Officer (COO); Chief Administrative Officer, General Counsel and Corporate Secretary; and Chief Human Resources Officer assist the Compensation Committee in recommending agenda items for its meetings and by gathering and producing information for these meetings. As requested by the Compensation Committee, the CEO and COO participate in Committee meetings to discuss executive compensation, evaluate the performance of both the Company and individual executives, and provide pertinent financial or operational information. The Compensation Committee also has the authority to hire compensation consultants and other professionals to assist it in carrying out its duties.
Consultants. During our fiscal year ended December 31, 2022, the Compensation Committee retained the services of Aon Human Capital Solutions (formerly known as McLagan), a division of Aon PLC ("Aon"), to provide independent executive compensation advice and market compensation information. See "Executive Compensation - Compensation Discussion and Analysis" for a description of the services provided by Aon during 2022. The Compensation Committee is responsible for assisting the Board in carrying out the Board's overall responsibility relating to executive compensation, incentive compensation and equity and non-equity-based benefit plans.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of the Company. In addition, no executive officer of the Company served on the board of directors of any entity whose executive officers included a director of the Company.
Item 11. Executive Compensation
Director Compensation
Director Fees
Each of the individuals who serve as a director of Lakeland Bancorp also serves as a director of Lakeland Bank. The Boards of Directors of Lakeland Bank and the Company hold combined meetings and no additional fees were paid for attending the Lakeland Bank Board meetings. The employee director is not compensated for serving as a director.

During 2022, each non-employee director received: (i) a $40,000 per annum retainer, payable in quarterly increments of $10,000 each; (ii) $3,000 per Board meeting attended; (iii) $30,000 in restricted stock granted at the beginning of the year with a vesting period of one year, except Mrs. Deacon who received $50,000 in restricted stock (having opted to receive $20,000 of the $100,000 Chair stipend in the form of restricted stock, rather than receiving the full amount in cash); and (iv) a $5,000 annual fee for the chairs of the Directors' Loan Review Committee, Policy Committee and Risk Committee and a $7,500 annual fee for the chair of the Audit Committee, Nominating and Corporate Governance Committee and the Compensation Committee. No fees were paid to non-chair Board committee members for committee service.
Additionally, the Board liaisons to the Executive Loan Committee, a management committee, each received $5,000 annual stipends for such service.
Directors are also reimbursed for expenses for attending seminars and conferences that relate to continuing director and governance education.
The Board of Directors establishes non-employee director compensation based on recommendations of the Compensation Committee. The Compensation Committee, on not less than an annual basis, engages the services of a compensation consultant and its external surveys to assist in the Committee's review of director compensation.
Stock Option and Stock Award Program
The shareholders of the Company approved the 2018 Omnibus Equity Incentive Plan, as described below in "Compensation Discussion and Analysis" at the annual meeting of shareholders on May 9, 2018. Directors are eligible to participate in the 2018 Omnibus Equity Incentive Plan. Under this plan, officers and directors are eligible to receive awards of restricted stock and stock options to purchase shares of Lakeland Bancorp common stock (at an exercise price of no less than the market price of the common stock at the time of grant). During the year ended December 31, 2022, directors received restricted stock as described in the table below. No stock options were granted during 2022.
Director Deferred Compensation Plan
The Board of Directors maintains the Directors’ Deferred Compensation Plan, for eligible directors who became members of the Board on or before December 31, 2008. The plan provides that any director having completed five years of service on Lakeland’s Board of Directors may retire and continue to be paid for a period of ten years at a rate ranging from $5,000 to $17,500 per annum, depending upon years of credited service. This plan is unfunded. Despite serving as a director of the Company since April 2008, Mr. Shara elected not to participate in the Directors’ Deferred Compensation Plan.

Summary of Directors' Compensation
The following table sets forth certain information regarding the compensation paid to each non-employee director of the Company during 2022. See the “Summary Compensation Table” for information regarding Mr. Shara's compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Bruce D. Bohuny	81,000	30,000	2,032	866	113,898
Mary Ann Deacon	156,000	50,000	4,995	1,443	212,438
Brian Flynn	83,500	30,000	—	866	114,366
Mark J. Fredericks	76,000	30,000	1,567	866	108,433
Brian A. Gragnolati	76,000	30,000	—	866	106,866
James E. Hanson II	81,000	30,000	—	866	111,866
Janeth C. Hendershot	81,000	30,000	3,697	866	115,563
Lawrence R. Inserra, Jr.	81,000	30,000	—	866	111,866
Robert F. Mangano	76,000	30,000	—	866	106,866
Robert E. McCracken	83,500	30,000	3,738	866	118,104
Robert B. Nicholson, III	83,500	30,000	2,685	866	117,051
(1)    The aggregate grant date fair value in accordance with FASB ASC Topic 718.
(2)    The aggregate change in the present value of each director’s accumulated benefit in our Directors’ Deferred Compensation Plan from the measurement date used for preparing our 2021 year-end financial statements to the measurement date used for preparing our 2022 year-end financial statements. The Directors’ Deferred Compensation Plan is our only defined benefit and actuarial plan in which directors participated in 2022. There were no above-market earnings on such deferred compensation in 2022.
(3)    Cash dividends paid on restricted stock for each director.
At December 31, 2022, each of the non-employee directors in the table above held the following aggregate number of restricted stock awards. The shares of restricted stock in the table below vested in full on January 19, 2023.

Name	Stock Awards
Bruce D. Bohuny	1,519
Mary Ann Deacon	2,532
Brian Flynn	1,519
Mark J. Fredericks	1,519
Brian A. Gragnolati	1,519
James E. Hanson II	1,519
Janeth C. Hendershot	1,519
Lawrence R. Inserra, Jr.	1,519
Robert F. Mangano	1,519
Robert E. McCracken	1,519
Robert B. Nicholson, III	1,519

Other Matters
The Board believes its directors should have a financial investment in Lakeland Bancorp to further align their interests with shareholders. Directors are expected to own or otherwise control, at a minimum, the number of shares or share equivalents of Lakeland common stock equal to approximately five times (5x) the directors’ annual retainer fee, with new directors attaining that goal within five years.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the 2018 Omnibus Equity Incentive Plan as of December 31, 2022. This plan was the Company’s only equity compensation plan in existence as of December 31, 2022.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Shareholders	607,142	$—	918,217
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	607,142	$—	918,217

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
For 2022, our NEOs were:

Name	Title

Thomas J. Shara	President and Chief Executive Officer of Lakeland and Lakeland Bank
Thomas F. Splaine, Jr.	Executive Vice President and Chief Financial Officer of Lakeland and Lakeland Bank
Ronald E. Schwarz	Senior Executive Vice President and Chief Operating Officer of Lakeland and Lakeland Bank
Timothy J. Matteson	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of Lakeland and Lakeland Bank
James M. Nigro	Executive Vice President, Chief Risk Officer of Lakeland and Lakeland Bank
Executive Summary
Our 2022 performance highlights include:
•Net income for the year ended December 31, 2022 was $107.4 million, or $1.63 per diluted share, compared to $95.0 million, or $1.85 per diluted share, for 2021. Financial results for 2022 were favorably impacted by an increase in net interest income of $77.8 million.
•For the year ended December 31, 2022, our return on average assets was 1.04%, our return on average equity was 9.80% and our efficiency ratio was 51.79%.
•At December 31, 2022, loans totaled $7.87 billion, an increase of $1.89 billion from December 31, 2021 and included acquired loans totaling $1.10 billion.
•Deposits totaled $8.57 billion, increasing $1.60 billion, or 23%, from December 31, 2021, to December 31, 2022, primarily due to deposits acquired from 1st Constitution.
•We maintained and improved our strong capital position.
•The Company's net interest margin was 3.24% for 2022 compared to 3.13% for 2021.
•The following graph of five-year total shareholder return (TSR) compared to our compensation peer group.

5-Year TSR Comparison
20.0
10.0
0.0
-10.0
-20.0
-30.0
-40.0
-50.0
TSR (%)
2018
2019
2020
2021
2022
2023
LBAI
LBAI Peers

Key NEO Compensation Decisions
Our compensation decisions for 2022 reflected the contributions by our NEOs to our strong performance during the years 2021 and 2022. Our annual and long-term incentive plans are designed to pay market-competitive incentive compensation while linking our executives' compensation to corporate and individual performance and the value realized by our shareholders.
Salaries: In recognition of our solid performance in 2021 and general market movement in executive compensation, base salaries were increased for all NEOs in 2022.
Short-term annual cash incentives: The Company performed at maximum performance levels in 2022 on both of the objective corporate performance goals under our 2022 Annual Incentive Plan, which were weighted at 80% of the total plan target. The Company also achieved its performance triggers relating to asset quality and capital levels. In addition, each of our NEOs received a maximum score under the subjective individual performance assessment portion of the plan, which was weighted at 20% of the total plan target. As a result, cash incentive payouts under our 2022 Annual Incentive Plan were at maximum for each of our NEOs.
2022 Long-Term Incentives: In February 2022, we granted RSU awards to each of our NEOs based on a specified plan target percent of salary. 50% of the target RSUs for each NEO vest, if at all, based on the attainment of ROAE and TSR goals, both of which are measured over a three-year period from 2022-2024 against an index of 68 similarly-sized banks.
The remaining 50% of the target RSUs awarded to each NEO vest ratably on each of the first three anniversaries of the grant date. In addition, the number of RSUs granted may be adjusted from anywhere between 75% of the target and 125% of the target RSUs based on the Committee’s evaluation of corporate and individual performance in the previous year. Based on the Company’s strong financial performance in 2021, the Committee made the determination to grant the time-vested portion of the award at 125% of target in 2022.

Say on Pay Vote
The Compensation Committee evaluates the Company’s executive compensation programs in light of market conditions, shareholder views, and governance considerations, and makes changes as appropriate. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is required to permit a separate non-binding shareholder vote to approve the compensation of its executives. The Company held this advisory “say-on-pay” vote at the 2022 Annual Meeting of shareholders. Shareholders overwhelmingly approved the compensation of the executives, with 96% of the shares voted cast in favor of the say-on-pay proposal.
The Company considered the number of votes cast in favor of the 2022 say-on-pay proposal to be a positive endorsement of its current pay practices and believes the vote result is evidence that its compensation policies and decisions have been in the best interests of shareholders. The Company will continue to monitor the level of support for each say-on-pay proposal in the future and will consider this alongside other factors as it makes future executive compensation decisions. The Company holds a "say-on-pay" vote on an annual basis.
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
Our compensation philosophy is determined by our Board of Directors, through its delegated authority to the Compensation Committee, which is comprised solely of independent directors. The Compensation Committee annually reviews our mix of short-term versus long-term incentives and seeks a reasonable balance of those incentives. The guiding principle of our compensation philosophy is that the compensation of our executive officers should be based primarily on the financial and strategic performance of Lakeland, and partially on individual performance. While this “pay-for-performance” philosophy requires the Compensation Committee to first consider Lakeland’s profitability, the Compensation Committee does not intend to reward unnecessary or excessive risk taking. These principles are reflected in the specific elements of our compensation program, particularly our annual and long-term incentive programs, as described below.
Role of the Compensation Committee
The Compensation Committee is responsible for the design, implementation and administration of the compensation programs for our executive officers and directors. The Compensation Committee completed the following actions relative to 2022 executive compensation:
•Reviewed and approved base salary increases.
•Determined annual incentives for NEOs for 2022 performance and approved the payment of such awards in the form of cash in early 2023.
•Reviewed and approved equity awards granted in 2022 to NEOs, including making determinations on the percent of the target time-vested award that would be granted.
•Reviewed the compensation peer group.
•Reviewed contractual arrangements for NEOs.
•Reviewed stock ownership requirements of NEOs, based on a review of our stock ownership guidelines.

•Reviewed the Company’s compensation philosophy.
Role and Relationship of the Compensation Consultant
As permitted by the Compensation Committee charter, the Compensation Committee periodically engages an independent outside compensation consultant to advise the Compensation Committee on executive compensation matters. In 2022, the Compensation Committee once again retained Aon to provide executive compensation consulting services. Pursuant to the terms of its retention, Aon reported directly to the Compensation Committee, which retains sole authority to select, retain, terminate, and approve the fees and other retention terms of its relationship with Aon.
During 2022, Aon assisted the Compensation Committee with the following:
•Advised the Compensation Committee on changes in industry compensation practices and provided insight on emerging regulations.
•Reviewed the competitiveness of the Company’s current pay levels and practices for executive officers as compared to that of the customized peer group.
•Assisted the Compensation Committee in its preparation of compensation disclosures as required under Regulation S-K with respect to this document including this Compensation Discussion and Analysis and associated tables and disclosures included herein by reference.
The Compensation Committee evaluated Aon’s analysis and recommendations alongside other factors when making compensation decisions affecting our 2022 executive compensation program and when submitting its own recommendations to the Board on these matters.
In 2022, the Compensation Committee reviewed its relationship with Aon, including Aon's independence. Considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, and NASDAQ listing rules, the Compensation Committee determined that it is not aware of any conflict of interest that has been raised by the work performed by Aon.
Role of Management
The CEO; COO; Chief Administrative Officer, General Counsel and Corporate Secretary; and Chief Human Resources Officer assist the Compensation Committee in recommending agenda items for its meetings and by gathering and producing information for these meetings. As requested by the Compensation Committee, the CEO; COO; Chief Administrative Officer, General Counsel and Corporate Secretary; and Chief Human Resources Officer participate in Compensation Committee meetings to discuss executive compensation, evaluate the performance of both the Company and individual executives, and provide pertinent financial, legal, or operational information. The CEO and COO provide their insights and suggestions regarding compensation, but only Compensation Committee members vote on executive compensation decisions and other Company compensation matters under their purview for recommendation to the Board of Directors.
In 2022, the CEO and COO made recommendations to the Compensation Committee regarding base salaries, incentive goals, and equity awards for executives other than themselves. The Compensation Committee retained discretion to approve or modify recommendations prior to approval or, in the case of equity awards, prior to presentation before the Board of Directors for ratification. The Compensation Committee discussed the CEO’s and COO’s recommendations with them but made final deliberations and recommendations to the Board.

Compensation Risk Oversight
During 2022, the Company’s Compensation Risk Task Force (consisting of the Company’s Chief Human Resources Officer (Chair); Chief Financial Officer; Chief Risk Officer; and Chief Administrative Officer, General Counsel and Corporate Secretary) evaluated all of the compensation plans in which the Company’s employees, including executive officers, participate and reported to the Compensation Committee that none individually, or taken together, was reasonably likely to have a material adverse effect on the Company. No component of compensation was considered to encourage undue risk. The Compensation Committee accepted the Compensation Risk Task Force’s report.
Competitive Benchmarking and Peer Groups
The Compensation Committee believes that it is important to review compensation in the context of Lakeland’s corporate performance and the compensation offered by its peers in the market. In 2021, the Compensation Committee undertook a complete review of executive compensation for each of the NEOs, which was utilized in establishing 2022 compensation amounts and program design features.
The peer group utilized in the 2021 compensation review for use in establishing 2022 compensation was determined using the following criteria as of June 30, 2021:
•Total assets between $5.5 billion and $20 billion.
•Located in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania or Rhode Island.
•Positive ROAA and Return on Average Equity ("ROAE").
•More than 10 branches.
•Commercial loans representing more than 40% of total loans.
An exception was made to the commercial loan criteria for Northfield due to its geographic proximity to Lakeland.
The companies included in the 2021 peer group were:

Peer	State	Ticker	Peer	State	Ticker
Columbia Financial, Inc.	NJ	CLBK	Northwest Bancshares, Inc.	PA	NWBI
Community Bank System Inc.	NY	CBU	OceanFirst Financial Corp.	NJ	OCFC
ConnectOne Bancorp, Inc.	NJ	CNOB	Peapack-Gladstone Financial Corporation	NJ	PGC
Customers Bancorp, Inc.	PA	CUBI	Provident Financial Services, Inc.	NJ	PFS
Dime Community Bancshares Inc.	NY	DCOM	S&T Bancorp, Inc.	PA	STBA
Eagle Bancorp Inc.	MD	EGBN	Sandy Spring Bancorp, Inc.	MD	SASR
First Commonwealth Financial	PA	FCF	Tompkins Financial Corporation	NY	TMP
Flushing Financial Corporation	NY	FFIC	Univest Financial Corporation	PA	UVSP
Kearny Financial Corp.	NJ	KRNY	Washington Trust Bancorp Inc.	RI	WASH
NBT Bancorp Inc.	NY	NBTB	WSFS Financial Corporation	DE	WSFS
Northfield Bancorp (Staten Island)	NJ	NFBK
The peer group was selected following the announcement of Lakeland's acquisition of 1st Constitution Bancorp and Lakeland's anticipated post-acquisition asset size at the time placed it at the 51st percentile of the peer group in terms of asset size.

Discussion of Executive Compensation Components
The following table outlines the major elements of 2022 total compensation for our executives:

Compensation Element	Description and Purpose	Link to Performance	Fixed/ Performance Based	Short/Long- Term
Base Salary	Helps attract and retain executives through periodic payments of market-competitive base pay	Based on individual performance, experience, and scope of responsibility. Used to establish cash and equity incentive award opportunities	Fixed	Short-Term
Annual Short-Term Incentives	Encourages achievement of financial performance metrics that create near-term shareholder value	Ties the executive’s compensation directly to factors that we believe are important to the success of the Company and within each executive’s own sphere of influence.	Performance Based	Short-Term
The majority of incentives are based on the Company's profitability, while a portion of the incentives is tied to individual goals.
Incentives for all executives are conditioned on additional performance triggers that help ensure the Company remains positioned to perform over the long-term.
Annual short-term incentives are generally paid in cash.
Long-Term Equity Incentive Awards	Aligns long-term interests of executives and shareholders while creating a retention incentive through multi-year vesting	A portion of the LTIP awards vest based on future Company performance against multi-year goals established at the time of grant.	Performance Based	Long-Term
Supplemental Executive Retirement Plan	Provides market-competitive income security into retirement while creating a retention incentive through multi-year vesting	‑ ‑	Fixed	Long-Term
Other Compensation	Dividend equivalents on restricted stock units, limited perquisites and health and welfare benefits on the same basis as other employees	Dividend equivalents on restricted stock units further enhance the executive’s link to shareholders by ensuring they share in the distribution of income generated from ongoing financial performance.	Fixed & Performance Based	Short-Term & Long-Term
Base Salary
We believe that a key objective of our salary process is to maintain reasonable “fixed” compensation costs, while taking into account the performance of our executive officers. In determining salary levels for our NEOs, the Compensation Committee reviews salary levels at our peer organizations, but always bases final determinations on the qualifications, experience and performance of the individual executives and the value of the position to the organization.

After reviewing certain market salary information provided by Aon and noting the performance of the Company and individual executives, the Committee determined to increase base salaries of each of our NEOs for 2022.

Name	Title	2021 Salary ($)	2022 Salary ($)	% Change

Thomas J. Shara	President and CEO	870,324	905,000	4%
Thomas F. Splaine, Jr.	EVP and CFO	391,666	430,000	10%
Ronald E. Schwarz	Sr. EVP and COO	427,908	460,000	7%
Timothy J. Matteson	EVP, Chief Administrative Officer, General Counsel and Corporate Secretary	348,032	390,000	12%
James M. Nigro	EVP, Chief Risk Officer	348,032	390,000	12%
Salaries reported in the Summary Compensation Table below represent actual salary paid in 2022 for each executive under SEC reporting rules.
2022 Annual Short-Term Incentive Plan
Our 2022 Annual Incentive Plan, or AIP, is designed to motivate executives to attain superior annual performance in key areas that we believe create long-term value to Lakeland and its shareholders. Awards under the plan were payable in cash and were contingent on performance against pre-established corporate financial measures as well as a subjective review of individual performance.
AIP Award Opportunities
The table below shows the annual award opportunities for each NEO as a percentage of his base salary, as well as the weightings on the various performance objectives used to calculate awards. These award opportunities were considered in determining annual incentive awards for 2022.

	Cash Incentive Award
	Opportunity as % of Salary			Goal Weighting
Name	Threshold	Plan Target	Maximum	Corporate	Individual

Thomas J. Shara	35%	70%	105%	80%	20%
Thomas F. Splaine, Jr.	25%	50%	75%	80%	20%
Ronald E. Schwarz	25%	50%	75%	80%	20%
Timothy J. Matteson	25%	50%	75%	80%	20%
James M. Nigro	25%	50%	75%	80%	20%
AIP Corporate Performance Objectives
The following table depicts our 2022 corporate performance objectives and performance results for each of the measures selected by the Committee.

Annual Corporate Performance Goals	Weighting	Threshold	Plan Target	Max	Actual

Pre-Tax Net Income (in thousands)	62.50%	$100,649	$122,810	$136,172	$153,883
Efficiency Ratio	37.50%	57.44%	54.70%	51.97%	51.79%

The incentive results shown above exclude $4.6 million in total additional net income due to the day one loan loss provision for the 1st Constitution Bank acquisition, one-time merger-related expenses and loss on equity securities.
For any of the performance measures shown above, performance below threshold would have resulted in no award payout for that measure, while payouts for any one measure and the plan as a whole are capped at maximum performance level.
In addition to the primary plan goals typically established under the annual incentive plan, the plan includes minimum performance triggers that must be met in order for any incentive payments to be made under the plan. The purpose of the minimum performance triggers is to ensure that no incentive awards will be paid in a situation where the safety and soundness of the organization is at risk, and failure to meet these triggers would have resulted in no annual incentive awards being paid for 2022 performance.
The following chart presents the minimum performance triggers and actual performance on those measures as of December 31, 2022.

Capital Trigger	Must Exceed	Actual
Leverage Ratio	5%	9.16%
Tier 1 Capital Ratio	6%	11.24%
Total Risk-Based Capital Ratio	10%	13.83%

Asset Quality Trigger	Must Not Exceed	Actual
Non-Performing Assets/Total Assets	2%	0.22%
Each of the performance triggers listed above was satisfied as of December 31, 2022.
2022 AIP Individual Performance Assessment
In addition to the corporate performance goals listed above, 20% of the overall plan target annual incentive award for each of our NEOs was contingent on their individual performance or the performance of their area of oversight within the Company. Individual performance is assessed subjectively by the CEO for executives other than himself, and by the Compensation Committee in the case of the CEO. Each NEO is assigned a score on a range from threshold of 85% to maximum of 115%.
The individual performance scores for each of our NEOs were as follows:

Name	2022 Performance Score

Thomas J. Shara	115%
Thomas F. Splaine, Jr.	115%
Ronald E. Schwarz	115%
Timothy J. Matteson	115%
James M. Nigro	115%

AIP Awards
In February 2023, the Compensation Committee determined the degree to which our financial performance goals were achieved during 2022. The CEO (or the Compensation Committee, in the case of the CEO) then determined the degree to which the individual performance goals were achieved during 2022 for each executive. In connection with the pending merger with Provident Financial Services, Inc., the Compensation Committee accelerated the payment of a portion of the 2022 bonuses for Messrs. Splaine, Schwarz, Matteson, and Nigro into December 2022 for Section 280G tax planning purposes and the remaining portion of the bonuses were paid in the normal course.
The following cash payments under the 2022 AIP were made upon approval by the Compensation Committee:

Name	2022 AIP Award	AIP Award as % of Plan Target

Thomas J. Shara	$950,250	150%
Thomas F. Splaine, Jr.	322,500	150%
Ronald E. Schwarz	345,000	150%
Timothy J. Matteson	292,500	150%
James M. Nigro	292,500	150%
Long-Term Equity Incentive Awards
2022 Long-Term Incentive Plan (LTIP) Awards
The purpose of our long-term incentive program is to ensure that our executives focus not only on short-term returns but also on achieving long-term Company goals, growth and creation of shareholder value. We further believe that equity ownership by our executive officers aligns executives’ interests with those of our shareholders. In 2022, the Compensation Committee used both performance-based stock unit awards (PSUs) and time-based restricted stock unit awards (RSUs) for long-term incentive compensation.
The Compensation Committee sets the target value of the equity awards granted as a percentage of each executive’s base salary. For 2022, the long-term incentive allocations for the NEOs were set as follows:

Name	2022 LTI Award Plan Target as % of Salary
Thomas J. Shara	100%
Thomas F. Splaine, Jr.	70%
Ronald E. Schwarz	70%
Timothy J. Matteson	70%
James M. Nigro	70%
By default, RSUs with a value equal to the plan target award value above are granted and consist of the following types of equity awards:
a.Performance-vesting RSUs consisting of 50% of the plan target award value
b.Time-vesting RSUs consisting of 50% of the plan target award value

Performance-Vested RSUs
Performance-vested RSUs awarded under this plan will vest 100% after three years. The number of RSUs that vest, if any, will be dependent on performance against pre-established goals during the three-year performance period as well as participants’ continued service through the vesting date.
The evaluation of performance will use a two-step measurement process:
1.Primary Goal – Return on Average Equity: Lakeland’s ROAE will be measured on a three-year average basis against an index of similarly-sized banks. Performance against the ROAE goal will determine initial share vesting.

	Threshold	Plan Target	Maximum

Performance Level	25th Percentile	50th Percentile	75th Percentile
Payout Level (% of plan target)	50%	100%	150%
2.    Modifier – Total Shareholder Return: After determining the initial vesting amount based on ROAA performance, the Company’s total shareholder return (TSR) performance will be measured against an index of 68 banks between $7 billion and $20 billion in total assets as of December 31, 2021. The number of initially earned shares from Step 1 will be adjusted upward or downward by up to 25% based on the Company’s TSR performance against the banking index.
The table below illustrates the TSR modifier.

3-Year Total Shareholder Return
Lakeland TSR Compared to Index 50th Percentile	Modifier

Underperform the 50th by 25% or more	(25)%
Perform at the 50th	No Modifier
Outperform the 50th by 25% or more	25%
Time-Vested RSUs
One-third of the time-vested RSUs awarded under this plan will vest on each of the first three anniversaries of the grant date, provided the participant is employed on the vesting date.
At plan target, the time-vested RSUs comprise 50% of the overall equity award. However, the Compensation Committee has limited flexibility in determining the number of time-vested awards to grant to each plan participant, with the actual number of time-vested awards granted to each participant ranging from 75% to 125% of the plan target level.
The time-vested awards under the 2022 LTIP were granted at 125% of plan target for each NEO due to Lakeland's exceptional financial performance in 2021 and the executive team's role in achieving that performance.

2022 LTIP Awards
The table below details the awards under the 2022 LTIP that were granted in 2022 to each of our NEOs.

	2022 LTIP Award
Name	# of Time-Vested RSUs	# of Performance-Vested RSUs	Grant Date Fair Value

Thomas J. Shara	31,301	25,041	$1,018,100
Thomas F. Splaine, Jr.	10,410	8,328	338,596
Ronald E. Schwarz	11,137	8,909	362,231
Timothy J. Matteson	9,442	7,553	307,100
James M. Nigro	9,442	7,553	307,100
Acceleration of RSU Vesting
In connection with the pending merger with Provident Financial Services, Inc., the Compensation Committee accelerated the vesting of certain RSU awards, which were granted in prior years, into December 2022 for Messrs. Splaine, Schwarz, Matteson, and Nigro for Section 280G tax planning purposes. These amounts are included in the "Options Exercised and Stock Awards Vested" table.
Other Elements of Compensation for Executive Officers
In order to attract and retain qualified executives, we provide executives with a variety of benefits and perquisites, consisting primarily of retirement benefits through our 401(k) plan and deferred compensation plan, group-term life insurance, executive health exams and the use of automobiles. Details of the values of these benefits and perquisites may be found in the footnotes and narratives to the Summary Compensation Table. Lakeland has also entered into a Supplemental Executive Retirement Plan Agreement with Mr. Shara. See “Employment Agreements and Other Arrangements with Named Executive Officers.”
Employment and Other Agreements
Our employment and change in control agreements with the Named Executive Officers are described elsewhere in this document. See “Employment Agreements and Other Arrangements with Named Executive Officers.”
Compliance with Sections 162(m) and 409A of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code denies a tax deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee.
The Compensation Committee believes that tax deductibility is one of many factors that should be considered in developing an appropriate compensation program for its executive officers, but reserves the right to approve compensation for an executive officer that exceeds the deduction limit of Section 162(m) in order to provide competitive compe0nsation packages.
It is our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements.

Clawback Policies
Compensation recovery policies, or “clawbacks,” began to be used with the enactment of the Sarbanes-Oxley Act in 2002, which required that in the event of any financial statement restatement based on executive misconduct, public companies must recoup incentives paid to the company’s CEO and CFO within 12 months preceding the restatement. The Company’s CEO and CFO are currently subject to the Sarbanes-Oxley clawback provision which is set forth in Section 304 of the Sarbanes-Oxley Act, and provides that if an issuer “is required to prepare an accounting restatement due to material noncompliance of the issuer, as a result of misconduct, with any financial reporting requirement under the securities laws,” the CEO and CFO shall reimburse the issuer for any bonus or other incentive-based or equity-based compensation received, and any profits realized from the sale of the securities of the issuer, during the year following issuance of the original financial report.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the information provided under the caption “Compensation Discussion and Analysis” set forth in this document. Based on that review and those discussions, the Compensation Committee recommended to our Board that such “Compensation Discussion and Analysis” be included in this document.
Robert E. McCracken (Chair)
Bruce D. Bohuny
Lawrence R. Inserra, Jr.
Robert B. Nicholson, III

Summary of Cash and Certain Other Compensation
The following table presents, for the three years ended December 31, 2022, a summary of the compensation earned by Thomas J. Shara, our President and Chief Executive Officer, Thomas F. Splaine, Jr., our Chief Financial Officer, and our three other most highly compensated executive officers for 2022, provided they were NEOs during that time. None of the NEOs received option awards during the years presented in the table.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2) (3) (4)	Non-Equity Plan Incentive Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Thomas J. Shara, President and Chief Executive Officer	2022	905,000	—	1,018,100	950,250	128,255	96,312	3,097,917
	2021	870,324	—	1,376,018	783,292	370,774	86,744	3,487,152
	2020	903,798	443,866	591,199	—	460,229	60,009	2,459,101

Thomas F. Splaine, Jr., Executive Vice President and Chief Financial Officer	2022	424,103	—	338,596	322,500	1,236	52,178	1,138,613
	2021	388,796	—	440,394	293,749	—	52,850	1,175,789
	2020	383,301	158,531	206,126	—	—	37,183	785,141

Ronald E. Schwarz, Senior Executive Vice President and Chief Operating Officer	2022	455,063	—	362,231	345,000	20,771	58,312	1,241,377
	2021	424,773	—	481,165	320,931	15,484	57,990	1,300,343
	2020	419,474	173,201	227,053	—	20,545	42,565	882,838

Timothy J. Matteson, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2022	383,543	—	307,100	292,500	1,555	52,323	1,037,021
	2021	345,482	—	391,340	261,024	594	41,693	1,040,133
	2020	341,172	140,870	184,670	—	748	39,914	707,374

James M. Nigro, Executive Vice President and Chief Risk Officer	2022	383,543	—	307,100	292,500	7,691	61,743	1,052,577
	2021	345,483	—	391,340	261,024	3,830	47,137	1,048,814
	2020	341,172	140,871	184,671	—	3,818	44,178	714,710
(1)    The 2020 bonus represents the annual incentive plan award, which the NEOs elected to take in the form of RSUs in lieu of cash, which were granted in February 2021.
(2)    The 2022 awards for all NEOs reflect the aggregate fair value of the 2021 LTIP RSUs granted in February 2022 which were determined in accordance with FASB ASC Topic 718. A portion of the shares vest in equal increments on each of the three anniversaries of the grant date, and a portion vest at the end of the three-year period based on continued service and the satisfaction of specified performance goals at each year end of that three-year period, provided that, subject to certain exceptions, the NEO remains continuously employed as of each anniversary date. See "Grants of Plan Based Awards" below for more details.

(3) The 2021 awards for all NEOs reflect the sum of (1) the aggregate grant fair value of the 2020 LTIP RSUs granted in February 2021, plus (2) the aggregate fair value of the 2021 LTIP RSUs granted in May 2021, which were determined in accordance with FASB ASC Topic 718. Mr. Shara's 2021 awards also include the RSUs granted in January in lieu of a salary increase, which ratably vest in one-third increments on each of the first three anniversaries of the grant date, provided the executive remains employed by the Company and/or Lakeland Bank. The RSUs granted in February 2021 were granted based on Company and individual performance in 2020 and vest at the end of a three-year period based on continued service and the satisfaction of specified performance goals at each year end of that three-year period. Of the RSUs granted in May 2021, 50% vest ratably in one-third increments on each of the first three anniversaries of the grant date and 50% vest at the end of a three-year period based on continued service and the satisfaction of specified performance goals at each year end of that three-year period, provided that, subject to certain exceptions, the NEO remains continuously employed as of each anniversary date.
(4)    The 2020 awards reflect the sum of (1) the aggregate grant fair value of the RSUs granted in February 2020, plus (2) the portion of the aggregate grant date fair value of the RSUs granted to the NEO in lieu of cash in February 2021 that exceeded the NEO’s cash incentive awards earned for 2020, which was determined in accordance with FASB ASC Topic 718. The stock awards granted in February 2020 were granted based on Company and individual performance in 2020 and vest at the end of a three-year period based on continued service and the satisfaction of specified performance goals at each year end of that three-year period. The RSUs granted in February 2021 vest ratably in one-third increments on each of the first three anniversaries of the grant date, provided that, subject to certain exceptions, the NEO remains continuously employed as of each anniversary date.
(5)    The aggregate change in the present value of Mr. Shara’s accumulated benefits for 2022 under his Supplemental Executive Retirement Plan Agreement and, with respect to Messrs. Shara, Splaine, Schwarz, Matteson and Nigro, above-market or preferential earnings (in accordance with SEC rules, the amount of interest in excess of 120% of the applicable federal rate, with compounding, is deemed to be above-market or preferential) of $260,383, $1,236, $20,771, $1,555 and $7,691, respectively, on deferred compensation that is not tax-qualified. See “Deferred Compensation” for further details.
(6)    All Other Compensation for the NEOs is as follows:

Name	Use of Car ($)	Premiums for Group Term Life Insurance ($)	Cash Dividends Paid on Restricted Stock and Restricted Stock Units ($)	Cost of Coverage under Executive Health Care Program ($)	Contributions to 401(k) Plan to match Pre-tax Deferral Contributions ($)

Thomas J. Shara	6,918	3,266	75,308	—	10,820
Thomas F. Splaine, Jr.	9,372	2,119	24,916	5,000	10,771
Ronald E. Schwarz	8,131	6,225	27,198	5,000	11,758
Timothy J. Matteson	8,785	1,146	22,288	11,000	9,104
James M. Nigro	13,588	2,112	26,927	11,000	8,115

Grants of Plan Based Awards
The following table sets forth information relating to grants of plan-based awards to the NEOs during 2022. The NEOs did not receive option awards in 2022.
"ACI" is the annual cash incentive award and, in accordance with SEC rules, are included in the Summary Compensation Table under "Non-equity Incentive Plan Compensation" for 2022.
"PSU" is performance-based RSU awards subject to performance-based vesting.
"RSU" is RSU awards subject to time-based vesting.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All other Stock Awards or Units (#) (1) (2) (4)	Grant Date Fair Value of Stock Awards ($) (3)
Name	Award Type	Grant Date	Threshold ($)	Plan Target ($)	Maximum ($)	Threshold (#)	Plan Target (#) (3)	Maximum (#)

Thomas J. Shara	ACI		316,750	633,500	950,250
	RSU	2/23/2022							31,301	565,609
	PSU	2/23/2022				12,521	25,041	37,562		452,491

Thomas F. Splaine, Jr.	ACI		107,500	215,000	322,500
	RSU	2/23/2022							10,410	188,109
	PSU	2/23/2022				4,164	8,328	12,492		150,487

Ronald E. Schwarz	ACI		115,000	230,000	345,000
	RSU	2/23/2022							11,137	201,246
	PSU	2/23/2022				4,455	8,909	13,364		160,986

Timothy J. Matteson	ACI		97,500	195,000	292,500
	RSU	2/23/2022							9,442	170,617
	PSU	2/23/2022				3,777	7,553	11,330		136,483

James M. Nigro	ACI		97,500	195,000	292,500
	RSU	2/23/2022							9,442	170,617
	PSU	2/23/2022				3,777	7,553	11,330		136,483
(1)    The RSUs granted at Target on February 23, 2022, will vest 100% on the third anniversary of the grant date, provided the performance goals were met for each of the three years following grant and the executive remains employed by the Company and/or Lakeland Bank.
(2)    The RSUs granted on February 23, 2022, will ratably vest in one-third increments on each of the first three anniversaries of the grant date.
(3)    The grant date fair value of stock awards granted in 2022 is calculated by multiplying the number of shares by the closing stock price on the date of grant, or in the case of performance-vested RSUs, by the Monte Carlo-adjusted stock price.

Outstanding Equity Awards at December 31, 2022
The following table summarizes, by individual grants, the total number of RSUs for each NEO that have not vested. The market values of RSUs in the table are calculated by multiplying the closing market price of our common stock on the last trading day in 2022, which was $17.61, by the applicable number of shares of common stock underlying each of the Named Executive Officer’s RSUs. At December 31, 2022, the Named Executive Officers did not hold any other equity awards, including stock options or restricted stock awards.

Name	Grant Date	Number of Shares That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Thomas J. Shara	2/26/2020	—	—	32,960	580,426
	1/4/2021	6,667	117,406	—	—
	2/24/2021	43,782	771,001	—	—
	5/19/2021	11,711	206,231	17,565	309,320
	2/23/2022	31,301	551,211	25,041	440,972

Thomas F. Splaine, Jr.	2/26/2020	—	—	11,449	201,617
	2/24/2021	7,658	134,857	—	—
	5/19/2021	2,108	37,122	6,323	111,348
	2/23/2022	6,940	122,213	8,328	146,656

Ronald E. Schwarz	2/26/2020	—	—	12,627	222,361
	2/24/2021	8,366	147,325	—	—
	5/19/2021	4,606	81,112	6,909	121,667
	2/23/2022	7,424	130,737	8,909	156,887

Timothy J. Matteson	2/26/2020	—	—	10,270	180,855
	2/24/2021	6,804	119,818	—	—
	5/19/2021	3,746	65,967	5,619	98,951
	2/23/2022	6,295	110,855	7,553	133,008

James M. Nigro	2/26/2020	—	—	10,270	180,855
	2/24/2021	—	—	—	—
	5/19/2021	—	—	—	—
	2/23/2022	3,148	55,436	7,553	133,008

For the RSUs issued in 2020, for each year during the performance-based RSUs’ three-year performance period for all NEOs, one-third of the RSUs will be earned if the Company has net income available to common stockholders in an amount at least equal to the prior year’s dividends paid to common shareholders. The performance-based RSUs, to the extent earned, generally require the NEO to remain employed by the Company through the date that the Compensation Committee certifies the achievement of the performance goal for the final year of the three-year performance period. However, shares with respect to performance-based RSUs that have been earned as of a NEO’s separation from service will continue to be paid following the performance period if the NEO separates from service due to death, disability after having at least five years of service with the Company or the Bank, or retirement after attaining age 65 with at least five years of service.
For RSUs granted on May 19, 2021, 50% will vest 100% on the third anniversary of the grant date, provided the performance goals were met for each of the three years following grant and the executive remains employed by the Company and/or Lakeland Bank. All performance-based RSUs that have not been forfeited will vest upon a change of control of the Company.
For the RSUs granted on February 23, 2022, 50% will vest 100% on the third anniversary of the grant date, provided the performance goals were met for each of the three years following grant and the executive remains employed by the Company and/or Lakeland Bank. All performance-based RSUs that have not been forfeited will vest upon a change in control of the Company.

Options Exercised and Stock Awards Vested
The following table sets forth, for each of the Named Executive Officers, information regarding stock awards vested during 2022.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)(2)	Value Realized on Vesting ($) (e) (1)(2)

Thomas J. Shara	—	—	52,412	945,121
Thomas F. Splaine, Jr.	—	—	31,188	556,297
Ronald E. Schwarz	—	—	31,777	567,147
Timothy J. Matteson	—	—	25,974	463,559
James M. Nigro	—	—	44,689	794,611
(1)    The value of the shares set forth in column (d) multiplied by the market price of our common stock on the dates on which the NEO’s stock awards vested.
(2) In December 2022, the Compensation Committee accelerated the vesting of certain awards for Messrs. Splaine, Schwarz, Matteson and Nigro for Section 280G planning purposes.
Pension Plan
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

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d) (1)	Payments During Last Fiscal Year ($) (e) (2)

Thomas J. Shara	Supplemental Retirement Plan	Not Applicable	1,614,518	—
Thomas F. Splaine, Jr.	—	—	—	—
Ronald E. Schwarz	—	—	—	—
Timothy J. Matteson	—	—	—	—
James M. Nigro	—	—	—	—
(1) The actuarial present value of Mr. Shara's accumulated benefits under the Supplemental Executive Retirement Plan Agreement, dated as of April 2, 2008, between Mr. Shara, the Company and Lakeland Bank (the "SERP"), calculated as of December 31, 2022.
(2)    The dollar amount of payments and benefits, if any, actually paid or otherwise provided to the Named Executive Officer during 2022.
See “Employment Agreements and Other Arrangements with Named Executive Officers” for a description of the SERP.

Deferred Compensation
The following table sets forth, for each of the Named Executive Officers, information regarding each defined contribution plan that we maintain and each other plan that we maintain that provides for the deferral of compensation on a basis that is not tax-qualified.

Name (a)	Executive Contributions in 2022 ($) (b) (1)	Registrant Contributions in 2022 ($) (c) (2)	Aggregate Earnings in 2022 ($) (d) (3) (4)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at December 31, 2022 ($) (f) (5)

Thomas J. Shara	506,488	198,000	507,287	—	5,535,039
Thomas F. Splaine, Jr.	95,865	—	2,802	—	98,667
Ronald E. Schwarz	68,260	—	47,088	—	587,380
Timothy J. Matteson	26,102	—	3,525	—	46,455
James M. Nigro	129,559	—	17,436	—	273,697
(1)    The executive contributions for Messrs. Shara, Splaine, Schwarz, Matteson and Nigro relate to the Company’s Elective Deferral Plan.
(2)    The registrant's contributions for Mr. Shara relate to his Deferred Compensation Agreement.
(3)    The aggregate interest or other earnings accrued to the NEO’s account during 2022 (i) under the Company’s Elective Deferral Plan ($255,614 for Mr. Shara, $2,802 for Mr. Splaine, $47,088 for Mr. Schwarz, $3,525 for Mr. Matteson and $17,436 for Mr. Nigro) and (ii) for Mr. Shara, under his Deferred Compensation Agreement, $251,673.
(4)    Only the above-market or preferential earnings have been included in the Summary Compensation Table under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and “Total” for Messrs. Shara, Schwarz, Matteson and Nigro, in accordance with SEC rules.
(5)    The aggregate balance at December 31, 2022 for Mr. Shara is comprised of $3,181,537 under the Elective Deferral Plan and $2,353,502 under his Deferred Compensation Agreement. These amounts were not included in the Summary Compensation Table in any prior year’s proxy statement or in the Summary Compensation Table set forth above.
See “Employment Agreements and Other Arrangements with Named Executive Officers” for a description of the Elective Deferral Plan and Mr. Shara’s Deferred Compensation Agreement.
Elective Deferral Plan
Under the Lakeland Bancorp, Inc. Elective Deferral Plan (the “Elective Deferral Plan”), executives of Lakeland at a level of executive vice president and above including the Names Executive Officers, and such other executives as the Board may authorize, may voluntarily elect to defer payment of all or a portion of their base salary and bonuses. Amounts deferred under the Elective Deferral Plan will be credited with interest each year until a participant’s separation from service at a rate equal to 75% of the Company’s return on equity (“ROE”) for the preceding year, up to a maximum ROE interest rate credit of 15% per year. The minimum interest rate is 0%. Following a participant’s separation from service, deferred amounts will be credited with interest each year at the Moody’s Aa corporate bond index rate in effect as of the first day of the year. Except for allowable in-service hardship withdrawals, distributions will generally be made following a participant’s separation from service unless the participant elects a different time of payment. Each participant may choose the manner in which distributions will be made, such as a lump sum or installments. All deferral accounts under the Elective Deferral Plan are payable from the general assets of the Company and/or Lakeland Bank. However, the Company may establish a grantor trust or other funding arrangement in order to accumulate the assets needed to pay the accumulated benefits under the Elective Deferral Plan.

Employment Agreements and Other Arrangements with Named Executive Officers
Thomas J. Shara
On May 22, 2008, the Company, Lakeland Bank and Mr. Shara executed an Employment Agreement (the “Shara Employment Agreement”), which provides that Mr. Shara will be employed as President and Chief Executive Officer of the Company and Lakeland Bank for an initial term that expired on April 1, 2011 (the “Initial Term”). The Shara Employment Agreement, as amended, further provides that the Initial Term will automatically be extended for an additional one year period on each anniversary date of the Effective Date, unless on or before each such anniversary date either party provides written notice to the other of its (or his) intent not to extend the then current term, provided, however, that on and after April 2, 2024, if Mr. Shara remains employed, his employment will be on an at-will basis. The Initial Term and any renewal period through the 15th anniversary of the Effective Date collectively are referred to as the “Term”.
The Shara Employment Agreement further provides that Mr. Shara will be nominated for election (i) as a member of Lakeland Bank’s Board of Directors at each Annual Meeting of the sole shareholder of Lakeland Bank occurring during the Term and (ii) as a member of the Company’s Board of Directors at each Annual Meeting of shareholders of the Company at which Mr. Shara’s term as a director of the Company expires during the Term.
The Shara Employment Agreement provides that Mr. Shara will receive a base salary of not less than $400,000 per year and that he will participate in the executive bonus program as approved annually by the Company’s Board. The Shara Employment Agreement also provides that Mr. Shara will be entitled to participate in all employee benefit plans or programs, including without limitation the 401(k) Plan and Profit Sharing Plan, and to receive all benefits and perquisites, including an automobile, which are approved by the Boards of the Company and Lakeland Bank and are generally made available to executive officers of the Company, to the extent permissible under the general terms and provisions of such plans or programs.
The Shara Employment Agreement provides that if Mr. Shara’s employment is terminated during the Term by the Company without Cause (as contractually defined) or Mr. Shara resigns for Good Reason (as contractually defined), Mr. Shara will receive a severance payment equal to 36 months of his annual base salary at the rate in effect as of the termination date. In addition, all of Mr. Shara’s stock options (to the extent not already vested) will become fully vested, and he will be permitted to exercise any such option for the period specified in the Company’s equity compensation plan as in effect at such time. He will also be entitled to the continuation of certain medical benefits. However, if within 90 days following a Change in Control (as contractually defined), Mr. Shara’s employment is terminated without Cause or he resigns for Good Reason, then he will receive a severance payment equal to three times the sum of (a) an amount equal to his annual base salary at the rate in effect as of the termination date, plus (b) an amount equal to the highest annual bonus paid to Mr. Shara during the last three years prior to the his termination date.
The Shara Employment Agreement provides that in the event it is determined that any payment or benefit made or provided by the Company or Lakeland Bank pursuant to the terms of the Shara Employment Agreement or under any other arrangement (other than the Deferred Compensation Agreement described below) would be subject to the excise tax (the “Excise Tax”) imposed by Section 4999 of the Internal Revenue Code, then Mr. Shara will be entitled to receive an additional payment from the Company (a “Gross-Up Payment”) such that the net amount received by Mr. Shara after payment of such Excise Tax and any federal, state and local income tax, penalties, interest and Excise Tax upon the Gross-Up Payment will be equal to the payments otherwise payable to him under the terms of the Shara Employment Agreement. Mr. Shara also agrees in the Shara Employment Agreement not to compete with Lakeland Bank’s business for a 12- month period following termination of employment in a geographic area equal to 20 miles from any of Lakeland Bank’s branches at the time of Mr. Shara’s termination of employment.

In connection with the pending merger with Provident Financial Services, Inc. ("Provident"), Mr. Shara entered into a new agreement with Provident, which will become effective as of, and contingent on, the effective time of the merger and will terminate, supersede, and replace the Shara Employment Agreement.
The Company, Lakeland Bank and Mr. Shara are also parties to a Supplemental Executive Retirement Plan Agreement (as previously referred to, the “SERP”), which provides that Mr. Shara will receive a normal retirement benefit of $150,000 per year for 15 years upon termination of his employment after the normal retirement age of 65. The benefit will be paid in monthly payments of $12,500 each. The SERP further provides that if, prior to a Change in Control, Mr. Shara resigns his employment with the Company or Lakeland Bank for Good Reason, his employment with the Company or Lakeland Bank terminates due to disability, or his employment with the Company or Lakeland Bank is terminated by the Company or Lakeland Bank other than for Cause, he will receive the same benefit of $150,000 per year for 15 years, payable in monthly payments of $12,500 each, commencing with the month following Mr. Shara’s 65th birthday. If Mr. Shara is employed by the Company or Lakeland Bank at the time of a Change in Control, he will receive the same benefit, beginning with the month following his 65th birthday. If Mr. Shara should die while employed, his beneficiary will receive the same monthly payment described above for the period specified, except that such payments will generally commence within 60 days after death. If Mr. Shara should die after the benefit payments have commenced but before receiving all such payments, the Company will pay the remaining benefits to his beneficiary at the same time and in the same amounts they would have been paid to Mr. Shara had he survived. The SERP provides that Mr. Shara is not entitled to any benefit under the SERP if (i) the Company terminates his employment for Cause, or (ii) he resigns his employment with the Company other than for Good Reason prior to the earlier of attaining age 65 or a Change in Control. Amounts payable under the SERP are subject to the same Gross-Up Payment provisions as are applicable under the Shara Employment Agreement.
The Company, Lakeland Bank and Mr. Shara are parties to a Deferred Compensation Agreement (the “Deferred Compensation Agreement”), pursuant to which the Company and Lakeland Bank (collectively, “Lakeland”) will credit to a deferral account established on Mr. Shara’s behalf $16,500 for each calendar month from February 1, 2015 to December 2022 that Mr. Shara is actively employed by Lakeland. From March 1, 2015 until Mr. Shara’s separation from service, the deferral account will be credited with interest at an annual rate equal to the lesser of 15% or the Company’s return on equity for the preceding calendar year, compounded annually. The deferral account is generally payable to Mr. Shara in 180 monthly installments commencing upon separation from service after his attainment of age 65. If Mr. Shara’s employment is involuntarily terminated without “cause” or he resigns for “good reason” (as those terms are defined in the Shara Employment Agreement) prior to his attainment of age 65, or if he separates from service after a “change in control” (as defined in the Shara Employment Agreement) but prior to age 65, then he will be entitled to an annual benefit, payable in 180 monthly installments, commencing at age 65 that is equal to the greater of $200,000 or the annual amount that would be payable over fifteen years based on his projected deferral account balance at age 65. The projected deferral account balance at age 65 is the deferral account at the time of separation from service, plus the monthly credits that would have been made to his deferral account until age 65 had he continued to be employed by Lakeland and interest credits to age 65 at the average return on equity from February 1, 2015 to the date of separation, compounded monthly. If Mr. Shara voluntarily terminates employment before age 65 other than for good reason, his deferral account will not be credited with any further monthly credits or interest.
If Mr. Shara separates from service due to death, his beneficiary will be paid an annual benefit under the Deferred Compensation Agreement equal to the greater of $200,000 or the annual amount that would be payable over fifteen years based on his projected deferral account balance at age 65 determined in the manner described above for an involuntary termination without cause. This annual benefit is payable in 180 monthly installments beginning the month following Mr. Shara’s death. If Mr. Shara dies after separation from service but before age 65, his beneficiary will be entitled to payment of the amounts that would have been paid if Mr. Shara had lived until Normal Retirement Age (age 65) and died immediately after payments had begun, but payments will begin the month following his death. If Mr. Shara dies after benefits have commenced, the remaining payments will continue to his beneficiary.
If Mr. Shara’s employment is terminated for cause, all amounts payable under the Deferred Compensation Agreement are forfeited. In addition, any unpaid amounts under the Deferred Compensation Agreement are forfeitable in the event that, following his separation from service, Mr. Shara breaches certain post-employment restrictive covenants set forth in the Deferred Compensation Agreement.
In the event that the Deferred Compensation Agreement is terminated before Mr. Shara’s death and either (i) prior to age 65, or (ii) after age 65 but before his separation from service, he will be paid an amount equal to the greater of the projected deferral account balance (determined as above), or $2,192,951. If the Deferred Compensation Agreement is terminated after Mr. Shara’s death or after both his separation from service and attainment of age 65, then he will receive a lump sum payment equal to the present value of the payments which would otherwise be due. Amounts payable under Mr. Shara’s Deferred Compensation Agreement are not subject to a tax gross-up.
Amounts payable under the Shara Employment Agreement, the SERP and the Deferred Compensation Agreement may be delayed in order to comply with Section 409A of the Internal Revenue Code.
Messrs. Splaine, Schwarz, Matteson and Nigro
The Company and Lakeland Bank also entered into agreements with each of Messrs. Splaine, Schwarz, Matteson and Nigro providing for certain terms and conditions of their employment in the event of a change in control (each a “Change in Control Agreement”). Under such Change in Control Agreements, the term of each executive’s employment becomes fixed for a period (the “contract period”) ending on the earlier of (i) the executive’s death, (ii) the second anniversary of the date of such change in control, or (iii) the date the executive attains age 65, except for Mr. Schwarz, for whom the contract period was extended to age 68.
During the contract period, each such executive is to be employed in the same position as held by him immediately prior to such event, and each is entitled to a base salary equal to his annual salary in effect immediately prior to the change in control and a bonus equal to his highest annual bonus paid during the three most recent fiscal years prior to the change in control. In addition, during the contract period, Messrs. Splaine, Schwarz, Matteson and Nigro are each entitled to certain other benefits and perquisites as in effect as of the change in control.
If during the contract period, such executive’s employment is terminated without “cause”, or he resigns for “good reason” (each as defined in the Change in Control Agreement), he will be entitled to continued life and health insurance benefits for the balance of the contract period and a lump sum cash payment equal to two times the sum of his highest salary and bonus paid to him during any of the three most recent calendar years prior to the change in control. For purposes of each Change in Control Agreement, the term “change in control” has the same meaning as under the 2009 Equity Program and the 2018 Equity Plan. Each Change in Control Agreement contains confidentiality and non-solicitation of employees covenants in favor of Lakeland.
Potential Payments Upon Termination or Change in Control
The following table provides information as to the amounts that would have been payable to the Named Executive Officers if they had terminated employment in the circumstances described in the table effective December 31, 2022.

	Termination by Company Without Cause or Resignation by Executive for Good Reason (before a Change In Control)		Termination by Company Without Cause or Resignation by Executive for Good Reason (after a Change In Control)
Thomas J. Shara
Cash severance	$2,715,001	(1)	$5,064,877	(2)
SERP (3)	2,250,000		2,250,000
Deferred Compensation (4)	3,000,000		3,000,000
Acceleration of Restricted Stock Units			2,976,548	(6)
Welfare Benefits (7)	—		—
Tax Gross-up	—		3,618,184	(8)
Total	$7,965,001		$16,909,609
Thomas F. Splaine, Jr.
Cash severance	$—		$1,447,498	(9)
Acceleration of Restricted Stock Units	—		753,814	(6)
Welfare Benefits	—		34,056	(10)
Automobile (11)	—		—
Total	$—		$2,235,368	(12)
Ronald E. Schwarz
Cash severance	$—		$1,561,862	(9)
Acceleration of Restricted Stock Units	180,150	(5)	860,090	(6)
Welfare Benefits	—		—	(10)
Automobile (11)	—		—
Total	$180,150		$2,421,952	(12)
Timothy J. Matteson
Cash severance	$—		$1,302,048	(9)
Acceleration of Restricted Stock Units	—		709,454	(6)
Welfare Benefits	—		55,679	(10)
Automobile (11)	—		—
Total	$—		$2,067,181	(12)
James M. Nigro
Cash severance	$—		$1,302,048	(9)
Acceleration of Restricted Stock Units	—		369,299	(6)
Welfare Benefits	—		55,679	(10)
Automobile (11)	—		—
Total	$—		$1,727,026	(12)

(1)The figure shows the cumulative amount of cash severance that Mr. Shara would be entitled to under the circumstances presented. The cash severance is payable over a period of 12 months.
(2)The figure shows the amount of cash severance that Mr. Shara would be entitled to under the circumstances presented. The cash severance amount is payable in a single lump sum.
(3)This figure shows the total aggregate value of Mr. Shara’s SERP benefits, which are payable to Mr. Shara in 180 equal monthly installments of $12,500 each, commencing at the later of age 65 or termination of employment. The same benefit is payable if Mr. Shara terminates employment due to disability. In the event that Mr. Shara terminates employment due to death, his beneficiary is entitled to payment of the same SERP benefit, but commencing immediately following death. Please see "Pension Plan" above for additional details.
(4)This figure shows the total aggregate value of Mr. Shara’s Deferred Compensation Agreement, which provides a benefit, payable in 180 monthly installments, commencing at Mr. Shara’s separation from service (or age 65 if later), in an annual amount equal to the greater of $200,000 or the annual amount that could be paid based on his projected deferral account balance at age 65. Please see "Elective Deferral Plan" above for additional details.
(5)Represents the value of shares of our common stock with respect to outstanding performance-based restricted stock units awarded and earned as of December 31, 2022 (based on the closing market price of the Company’s common stock on the last trading day in 2022 ($17.61 per share)) which Mr. Schwarz would, based on his age and years of service as of December 31, 2022, continues to have the right to receive following separation from service (other than for cause). Such shares would be issued following the expiration of the applicable three-year performance period of the respective performance-based restricted stock unit awards to which such shares relate. See the “Outstanding Equity Awards at December 31, 2022” table above for additional details.
(6)These figures represent, based on the closing market price of the Company’s common stock on the last trading day in 2022 ($17.61 per share), the aggregate value of outstanding restricted stock units awarded to each officer, to the extent the vesting of which would accelerate in the event of the termination of such officer’s employment under the circumstances presented. Note, however, that all such awards vest in full in the event of a “Change in Control Event” as defined, respectively, under the 2018 Equity Plan.
(7)Mr. Shara has the right to purchase continued coverage under the Company’s group health plan, if permitted by the health plan insurer, for up to three years following termination of employment under the circumstances presented, inclusive of any “COBRA” coverage period.
(8)This figure represents an estimate of the “tax gross-up” amount Mr. Shara would be entitled to under his employment agreement to the extent that the payments or benefits to which he becomes entitled would be subject to a 20% excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Such estimate is based on a number of assumptions, including that the full value of restricted stock units that vest would be considered a change in control payment for purposes of the excise tax. Facts and circumstances at the time of any change in control transaction and thereafter as well as changes in Mr. Shara’s compensation history preceding such a transaction could materially impact whether and to what extent an excise tax would be imposed and therefore the amount of any potential tax gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 50.1% (composed of a federal tax rate of 37.0%, a New Jersey state tax rate of 10.75% and Medicare tax of 2.35%), and 120% of the Applicable Federal Semi-annual Rate (AFR) as of December 2022 AFR is applicable in determining the value of accelerating the vesting of the SERP benefit for purposes of computing the excise tax. Amounts payable under Mr. Shara’s Deferred Compensation Agreement are not subject to such tax gross-up.
(9)The cash severance payable under the circumstances presented is equal to two times the individual’s highest aggregate annual salary and bonus compensation for any of the three calendar years preceding a “Change in Control” (as defined in their respective Change in Control Agreements), and is payable in a single lump sum. The figures presented above are based on the respective salary and bonus paid to each individual during 2022.

(10)Messrs. Splaine, Matteson and Nigro are each entitled to continued medical and hospital insurance, disability insurance and life insurance for the remainder of the applicable “Contract Period” under their respective Change in Control Agreements, which begins on the day immediately preceding a Change in Control and ends on the earlier of (i) the second anniversary of the Change in Control, (ii) the individual’s attainment of age 65, or (iii) the individual’s death. Except for Mr. Schwarz, the figures presented assume that such coverages will continue for two years.
(11)Messrs. Splaine, Schwarz, Matteson and Nigro each have the right under their respective Change in Control Agreements, in the event of an involuntary termination without cause or a resignation for good reason following a Change in Control, to purchase from the Company the automobile, at book value price, that was provided to him while employed by the Company.
(12)Payments due each of Messrs. Splaine, Schwarz, Matteson and Nigro under their respective Change in Control Agreements are subject to reduction to the extent necessary to ensure that no portion of the payments they are to receive will be non-deductible by the Company under Code Section 280G or will be subject to an excise tax under Code Section 4999.

Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of the SEC’s Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Thomas J. Shara, our President and Chief Executive Officer (our “CEO”). The pay ratio included in this information is a reasonable estimate, calculated in a manner consistent with Item 402(u) of Regulation S-K.
For the year ended December 31, 2022, our last completed fiscal year:
•the median of the annual total compensation of all of our Company’s employees, other than our CEO, was $60,026; and
•    the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this document, was $3,097,917.
Based on this information, for 2022, the ratio of the annual total compensation of Mr. Shara, our CEO, to the median of the annual total compensation of all employees other than our CEO, was 52 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our “median employee” and our CEO, we took the following steps:
1. We determined that as of December 31, 2022, our employee population consisted of approximately 913 employees, all of whom are located in the U.S. Our employee population consisted of our full-time, part-time and temporary employees.
2. To identify the “median employee” from our employee population, we compared the W-2 Box 5 earnings of all of our 913 employees.
3. We identified our median employee using the W-2 Box 5 earnings as our compensation measure, which was consistently applied to all our employees. In making our determination, we annualized the compensation of approximately 170 full-time and part-time employees who were hired by us during 2022 but did not work for us for the entire year.
4. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $60,026.

5.     With respect to the annual total compensation of our CEO, we used the amount reported in the 2022 “Total” column of the Summary Compensation Table included in this document.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership of Directors and Management
The following table shows the beneficial ownership of the Company’s common stock at March 15, 2023 by (i) each of the Company’s directors and nominees, (ii) each of the Company’s Named Executive Officers and (iii) the Company’s current directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Nominees
Bruce D. Bohuny (3)	64,879	0.10%
Mary Ann Deacon (4)	428,085	0.66%
Brian Flynn (5)	46,216	0.07%
Mark J. Fredericks (6)	336,022	0.52%
Brian A. Gragnolati (7)	28,203	0.04%
James E. Hanson II (8)	147,032	0.23%
Janeth C. Hendershot (9)	309,049	0.48%
Lawrence R. Inserra, Jr. (10)	77,030	0.12%
Robert F. Mangano (11)	767,619	1.18%
Robert E. McCracken (12)	145,486	0.22%
Robert B. Nicholson, III (13)	196,519	0.30%
Thomas J. Shara (14)	430,856	0.66%
Named Executive Officers (see above for Mr. Shara)
Thomas F. Splaine, Jr. (15)	43,958	0.07%
Ronald E. Schwarz (16)	87,912	0.14%
Timothy J. Matteson (17)	53,468	0.08%
James M. Nigro (18)	55,185	0.08%
All directors and current executive officers as a group (19 persons) (19)	3,305,990	5.08%
(1)    Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by the named person if he or she has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person. Restricted shares may be voted and are included. Shares subject to restricted stock units (“RSUs”) are not outstanding, have no voting rights and are not included in the table except to the extent that the RSUs are vested and the vesting date occurs on or before May 14, 2023.
(2)    For all directors and executive officers as a group, a total of 65,017,145 shares of the Company’s common stock was used in calculating the percentage of the class owned, representing 65,017,145 shares outstanding as of March 15, 2023, plus no RSUs that vest on or before May 14, 2023.

(3)    Includes 11,912 shares held by the Bohuny Family LLC of which Mr. Bohuny is a passive member; 622 shares held by Mr. Bohuny’s spouse; 2,035 shares held by Mr. Bohuny as custodian for his children; and 1,671 shares subject to restricted stock awards that have not yet vested.
(4)    Includes 20,435 shares held in the name of Ms. Deacon’s spouse; 263,032 shares held in the name of the Philip Deacon Limited Partnership; 96,177 shares held by the Deacon Homes, Inc. Profit Sharing Plan of which Ms. Deacon is a trustee; 6,400 held in an account over which Ms. Deacon has a power of attorney, 2,702 held in by Deacon Family Foundation, Inc. of which Ms. Deacon is a trustee and 2,785 shares subject to restricted stock awards that have not yet vested.
(5)    Includes 1,671 shares subject to restricted stock awards granted to Mr. Flynn that have not yet vested.
(6)    Includes 53,785 shares owned by Mr. Fredericks’ spouse; 11,114 shares owned jointly by Mr. Fredericks and his spouse; 44,195 shares held by Mark J. Fredericks as Trustee for the Fredericks Fuel & Heating Service Profit Sharing Plan; 23,515 shares held by Fredericks Fuel & Heating Service of which Mark Fredericks is President; and 1,671 shares subject to restricted stock awards that have not yet vested. Includes 200,000 shares pledged as security for loan obligations.
(7)    Includes 22,355 shares owned jointly by Mr. Gragnolati and his spouse and 1,671 shares subject to restricted stock awards granted to Mr. Gragnolati that have not yet vested.
(8)    Includes 62,663 shares held by Ledgewood Employees Retirement Plan, 42,110 shares held by The Hampshire Foundation and 11,060 shares held by the Wickshire Financial Corporation in which Mr. Hanson has beneficial interest, and 1,671 shares subject to restricted stock awards that have not yet vested.
(9)    Includes 45,616 shares owned by the estate of Ms. Hendershot’s father, for which Ms. Hendershot is executor, and 1,671 shares subject to restricted stock awards that have not yet vested.
(10)    Includes 1,671 shares subject to restricted stock awards granted to Mr. Inserra that have not yet vested.
(11)    Includes 696 shares subject to restricted stock awards granted to Mr. Mangano that have not yet vested.
(12)    Includes 34 shares owned jointly by Mr. McCracken and his spouse; 5,262 shares held as custodian for his children; 74,925 shares held by REM, LLC of which Mr. McCracken is sole managing member; and 1,671 shares subject to restricted stock awards that have not yet vested.
(13)    Includes 1,671 shares subject to restricted stock awards granted to Mr. Nicholson that have not yet vested.
(14)    Includes 416,025 shares owned jointly by Mr. Shara and his spouse; 1,904 shares held as custodian for his child; and 752 shares held by a family partnership of which Mr. Shara and his spouse are general partners or trustees. Excludes 147,668 shares subject to RSUs that have not yet vested. See “Outstanding Equity Awards at December 31, 2022” for additional information regarding the RSUs.
(15)    Excludes 47,075 shares subject to RSUs that have not yet vested for Mr. Splaine. See “Outstanding Equity Awards at December 31, 2022” for additional information regarding the RSUs.
(16)    Excludes 53,030 shares subject to RSUs that have not yet vested for Mr. Schwarz. See “Outstanding Equity Awards at December 31, 2022” for additional information regarding the RSUs.
(17)    Excludes 44,271 shares subject to RSUs that have not yet vested for Mr. Matteson. See “Outstanding Equity Awards at December 31, 2022” for additional information regarding the RSUs.
(18)    Excludes 24,955 shares subject to RSUs that have not yet vested for Mr. Nigro. See “Outstanding Equity Awards at December 31, 2022” for additional information regarding the RSUs.
(19)    Excludes an aggregate of 379,332 shares subject to RSUs that have not yet vested.

Principal Shareholders
The following table contains information about the beneficial ownership at December 31, 2022 by persons or groups that beneficially own 5% or more of the Company’s common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	6,319,963	(1)	9.7%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas 78746	3,675,234	(2)	5.7%
The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	3,707,287	(3)	5.7%
(1)    Pursuant to a filing made by BlackRock, Inc. with the Securities and Exchange Commission on January 24, 2023, BlackRock, Inc. had sole power to vote or direct the vote with respect to 6,031,799 shares and sole dispositive power with respect to 6,319,963 shares at December 31, 2022.
(2)    Pursuant to a filing made by Dimensional Fund Advisors LP (“Dimensional Fund Advisors”) with the Securities and Exchange Commission on February 14, 2023, Dimensional Fund Advisors has sole power to vote or direct the vote with respect to 3,604,127 shares and sole dispositive power with respect to 3,675,234 shares at December 31, 2022. The filing further states that the securities reported in the filing are owned by various investment companies, trusts and accounts (collectively, the “Funds”), and that Dimensional Fund Advisors disclaims beneficial ownership of such securities.
(3)    Pursuant to a filing made by The Vanguard Group on February 9, 2023. The Vanguard Group has shared power to vote or direct the vote with respect to 46,770 shares and sole dispositive power with respect to 3,606,886 shares and shared dispositive power with respect to 100,401 shares at December 31, 2022.

Item 13. Certain Relationships and Related Transactions
Director Independence
Pursuant to our Nominating and Corporate Governance Guidelines (the "Corporate Governance Guidelines"), the Board of Directors conducts an annual review of director independence. As a result of the review performed in March 2023, the Board has determined, based upon the recommendation of the Nominating and Corporate Committee, that 11 of the 12 members of the Board of Directors, and each member of the Audit, Compensation and Nominating and Corporate Governance Committees, were independent, as affirmatively determined by the Board of Directors consistent with the Nasdaq corporate governance listing rules.
In connection with this review, the Board of Directors considers all relevant facts and circumstances relating to relationships that each director, his or her immediate family members and their respective related interests has with Lakeland Bancorp and its subsidiaries.
Following the review, the Board of Directors determined that Bruce D. Bohuny, Mary Ann Deacon, Brian Flynn, Mark J. Fredericks, Brian A. Gragnolati, James E. Hanson II, Janeth C. Hendershot, Lawrence R. Inserra, Jr., Robert F. Mangano, Robert E. McCracken and Robert B. Nicholson, III are independent as defined in the Nasdaq corporate governance listing rules. The Board of Directors has determined that Thomas J. Shara, as an executive and employee of the Company, is not independent.
Transactions with Certain Related Persons
Federal laws and regulations generally require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Regulations also permit executive officers and directors to receive the same terms through programs that are widely available to other employees, as long as the executive officer or director is not given preferential treatment compared to the other participating employees. Pursuant to such a program, loans have been extended in the ordinary course of business to executive officers on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, with the exception of waiving certain fees. These loans do not involve more than the normal risk of collectability or present other unfavorable features.
Section 402 of the Sarbanes-Oxley Act of 2022 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. However, the prohibitions of Section 402 do not apply to loans made by a depository institution, such as Lakeland Bank, that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. The Audit Committee and the Board review related party transactions, the disclosure of which is required under SEC rules.

Item 14. Principal Accounting Fees and Services
Relationship with Independent Accountants
The Company's independent registered public accounting firm for the year ended December 31, 2022 was KPMG LLP, Short Hills, NJ, Auditor Firm ID:185. KPMG has been engaged as the Company's independent accountants for 2023.
Audit Fees and Related Matters
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
The following table sets forth a summary of the fees billed or expected to be billed to the Company by KPMG for professional services rendered for the years ended December 31, 2022 and December 31, 2021.

	Fees for
Fee Category	2022	2021
Audit Fees	$1,125,000	$780,000
Audit-Related Fees	60,000	275,000
Tax Fees	144,555	131,420
All Other Fees	69,287	—
Audit Fees. Audit fees consist of the aggregate fees billed or expected to be billed to the Company for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2022 and December 31, 2021 and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during 2022 and 2021.
Audit-Related Fees. Audit-related fees consist of the aggregate fees billed for assurance and related services which are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported under the immediately preceding paragraph. Audit-related fees for 2021 includes work done in conjunction with Lakeland's subdebt offering.
Tax Fees. Tax fees consist of the aggregate fees billed or expected to be billed for tax services, principally representing advice regarding the preparation of income tax returns.
All Other Fees. All other fees consist of the aggregate fees billed for all services not covered in the immediately three preceding paragraphs. These fees included an analysis of the allowance for credit losses on investment securities.
Other Matters. The Company’s Audit Committee has determined that the provision of all services provided by the Company’s principal independent accountants during the years ended December 31, 2022 and December 31, 2021 is compatible with maintaining the independence of the Company’s principal independent accountants.
The Audit Committee maintains a formal policy concerning the pre-approval of audit and non-audit services to be provided by its independent registered public accountants to the Company. The policy requires that all services to be performed by KPMG, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee has also delegated to the Chair of the Audit Committee the authority to pre-approve audit and audit-related services between meetings of the Audit Committee, provided the Chair reports any such approvals to the full Audit Committee at its next meeting. Specific services being provided by the independent accountants are regularly reviewed in accordance with the pre-approval policy. At each subsequent Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accountants and management may also present additional services for pre-approval. All of the services provided by KPMG for the years ending December 31, 2022 and 2021 described above were pre-approved by the Audit Committee.
Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.
PART IV
ITEM 15 - Exhibits and Financial Statement Schedules
(a) 3.    Exhibits

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

LAKELAND BANCORP, INC.

Dated:	April 28, 2023	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer