Form 10-Q
period 2023-03-31
LAKELAND BANCORP INC
filed 2023-05-09
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of May 1, 2023, there were 65,018,978 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(dollars in thousands)	(unaudited)
Assets
Cash	$261,261	$223,299
Interest-bearing deposits due from banks	13,681	12,651
Total cash and cash equivalents	274,942	235,950
Investment securities available for sale, at fair value (allowance for credit losses of $160 at March 31, 2023 and $310 at December 31, 2022)	1,029,127	1,054,312
Investment securities held to maturity (fair value of $762,720 at March 31, 2023 and $760,455 at December 31, 2022 and allowance for credit losses of $157 at March 31, 2023 and $107 at December 31, 2022)	902,498	923,308
Equity securities, at fair value	17,496	17,283
Federal Home Loan Bank and other membership bank stock, at cost	45,806	42,483
Loans held for sale	—	536
Loans, net of deferred fees	7,952,553	7,866,050
Less: Allowance for credit losses	71,403	70,264
Total loans, net	7,881,150	7,795,786
Premises and equipment, net	55,556	55,429
Operating lease right-of-use assets	19,329	20,052
Accrued interest receivable	34,220	33,374
Goodwill	271,829	271,829
Other intangible assets	8,572	9,088
Bank owned life insurance	157,761	156,985
Other assets	138,955	167,425
Total Assets	$10,837,241	$10,783,840
Liabilities and Stockholders' Equity
Liabilities
Deposits	$8,536,943	$8,567,471
Federal funds purchased and securities sold under agreements to repurchase	813,328	728,797
Other borrowings	25,000	25,000
Subordinated debentures	194,376	194,264
Operating lease liabilities	20,644	21,449
Other liabilities	120,370	138,272
Total Liabilities	9,710,661	9,675,253
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 65,148,180 shares and outstanding 65,017,145 shares at March 31, 2023 and issued 65,002,738 shares and outstanding 64,871,703 shares at December 31, 2022	855,657	855,425
Retained earnings	339,680	329,375
Treasury shares, at cost, 131,035 shares at March 31, 2023 and December 31, 2022	(1,452)	(1,452)
Accumulated other comprehensive loss	(67,305)	(74,761)
Total Stockholders' Equity	1,126,580	1,108,587
Total Liabilities and Stockholders' Equity	$10,837,241	$10,783,840
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Interest Income
Loans and fees	$100,481	$67,809
Federal funds sold and interest-bearing deposits with banks	728	182
Taxable investment securities and other	11,554	6,709
Tax-exempt investment securities	1,642	1,302
Total Interest Income	114,405	76,002
Interest Expense
Deposits	29,158	4,039
Federal funds purchased and securities sold under agreements to repurchase	7,222	20
Other borrowings	2,100	1,555
Total Interest Expense	38,480	5,614
Net Interest Income	75,925	70,388
Provision for credit losses	7,893	6,272
Net Interest Income after Provision for Credit Losses	68,032	64,116
Noninterest Income
Service charges on deposit accounts	2,789	2,626
Commissions and fees	1,925	2,106
Income on bank owned life insurance	776	830
Gain (loss) on equity securities	148	(485)
Gains on sales of loans held for sale	430	1,426
Swap income	56	—
Other income	141	277
Total Noninterest Income	6,265	6,780
Noninterest Expense
Compensation and employee benefits	29,996	27,679
Premises and equipment	7,977	7,972
FDIC insurance expense	963	672
Data processing expense	1,862	1,670
Merger-related expenses	295	4,585
Other expenses	7,512	7,381
Total Noninterest Expense	48,605	49,959
Income before provision for income taxes	25,692	20,937
Provision for income taxes	5,887	5,008
Net Income	$19,805	$15,929
Per Share of Common Stock
Basic earnings	$0.30	$0.25
Diluted earnings	$0.30	$0.25
Dividends paid	$0.145	$0.135
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022

Net income	$19,805	$15,929
Other comprehensive gains (loss), net of tax:
Unrealized gains (losses) on securities available for sale	7,582	(30,965)
Amortization of gain on debt securities reclassified to held to maturity	(126)	(135)
Other comprehensive income (loss)	7,456	(31,100)
Total comprehensive income (loss)	$27,261	$(15,171)
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2022	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	15,929	—	—	15,929
Other comprehensive loss, net of tax	—	—	—	(31,100)	(31,100)
Issuance of stock for 1st Constitution acquisition	285,742	—	—	—	285,742
Stock based compensation	1,439	—	—	—	1,439
Retirement of restricted stock	(933)	—	—	—	(933)
Cash dividends on common stock of $0.135 per share	—	(8,809)	—	—	(8,809)
March 31, 2022	$852,110	$266,460	$(1,452)	$(27,836)	$1,089,282

January 1, 2023	$855,425	$329,375	$(1,452)	$(74,761)	$1,108,587
Net income	—	19,805	—	—	19,805
Other comprehensive income, net of tax	—	—	—	7,456	7,456
Stock based compensation	1,725	—	—	—	1,725
Retirement of restricted stock	(1,493)	—	—	—	(1,493)
Cash dividends on common stock of $0.145 per share	—	(9,500)	—	—	(9,500)
March 31, 2023	$855,657	$339,680	$(1,452)	$(67,305)	$1,126,580
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$19,805	$15,929
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,287	1,271
Depreciation and amortization	1,011	1,665
Amortization of intangible assets	516	596
Amortization of operating lease right-of-use assets	1,032	1,021
Provision for credit losses (benefit)	7,893	6,272
Loans originated for sale	(10,341)	(25,379)
Proceeds from sales of loans held for sale	11,307	31,462
(Gain) loss on equity securities	(148)	485
Income on bank owned life insurance	(776)	(777)
Gains on proceeds from bank owned life insurance policies	—	(53)
Gains on sales of loans held for sale	(430)	(1,426)
Gains on other real estate and other repossessed assets	(4)	(8)
Loss on sales of premises and equipment	—	3
Loss on sale of asset	41	—
Stock-based compensation	1,725	1,439
Excess tax benefits	138	79
Decrease (increase) in other assets	22,861	(1,860)
Decrease in other liabilities	(19,156)	(1,379)
Net Cash Provided by Operating Activities	36,761	29,340
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	—	326,236
Proceeds from repayments and maturities of available for sale securities	28,151	41,454
Proceeds from repayments and maturities of held to maturity securities	19,579	42,432
Purchase of available for sale securities	—	(269,070)
Purchase of held to maturity securities	—	(35,648)
Purchase of equity securities	(65)	(32)
Death benefit proceeds from bank owned life insurance policy	—	95
Proceeds from redemptions of Federal Home Loan Bank stock	48,022	—
Purchases of Federal Home Loan Bank stock	(51,345)	(119)
Net increase in loans	(85,085)	(60,109)
Proceeds from sales of other real estate and repossessed assets	1,919	8
Proceeds from dispositions and sales of premises and equipment	—	123
Purchases of premises and equipment	(2,012)	(944)
Net Cash (Used in) Provided by Investing Activities	(40,836)	44,426
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(30,471)	132,657
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	84,531	(3,542)
Retirement of restricted stock	(1,493)	(933)
Dividends paid	(9,500)	(8,809)
Net Cash Provided by Financing Activities	43,067	119,373
Net increase in cash and cash equivalents	38,992	193,139
Cash and cash equivalents, beginning of period	235,950	228,530
Cash and cash equivalents, end of period	$274,942	$421,669

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$257	$5,619
Cash paid during the period for interest	37,444	6,969
Right-of-use assets obtained in exchange for new lease liabilities	309	89
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,247
Investment securities available for sale	—	217,774
Investment securities held to maturity	—	124,485
Loans held for sale	—	4,620
Loans	—	1,095,266
Fixed Assets	—	13,748
Operating lease right-of-use assets	—	12,991
Goodwill and other intangible assets, net	—	124,570
Bank owned life insurance	—	37,580
Other assets	—	8,820
Total non-cash assets acquired	—	1,641,101
Liabilities assumed:
Deposits	—	1,650,613
Subordinated debt	—	14,734
Operating lease liabilities	—	12,991
Other liabilities	—	3,257
Total liabilities assumed	—	1,681,595
Common stock issued	$—	$285,742
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2023 do not necessarily indicate the results that the Company will achieve for all of 2023.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Note 2 – Business Combinations
Provident Financial Services, Inc.
On September 26, 2022, the Company entered into a definitive merger agreement with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation, and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank. Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, which was subject to both Provident and Lakeland shareholder approval, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction is valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits.
The transaction has been approved by the boards of directors of both companies and, on February 1, 2023, shareholders of each company approved the proposed merger. The merger is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $295,000 during the first quarter of 2023.
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
The acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date, including the use of a fair market value specialist. The calculation of goodwill was subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties became available. No adjustments were made in the year after the close of the acquisition and all accounting is considered final. 1st Constitution's results of operations have been included in the Company's Consolidated Statements of Income from January 6, 2022 forward. Further information can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Direct costs related to the 1st Constitution acquisition were expensed as incurred. The Company incurred no merger-related expenses in the first quarter of 2023 and $4.6 million of merger-related expenses in the first quarter of 2022 that have been separately stated in the Company's Consolidated Statements of Income.

Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income available to common shareholders	$19,805	$15,929
Less: earnings allocated to participating securities	196	164
Net income allocated to common shareholders	19,609	$15,765
Weighted average number of common shares outstanding - basic	64,966	63,961
Share-based plans	262	277
Weighted average number of common shares outstanding - diluted	65,228	64,238
Basic earnings per share	$0.30	$0.25
Diluted earnings per share	$0.30	$0.25
There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2023 and 2022.
Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$372,114	$95	$(23,790)	$—	$348,419
Mortgage-backed securities, residential	344,792	6	(36,615)	—	308,183
Collateralized mortgage obligations, residential	165,787	—	(14,069)	—	151,718
Mortgage-backed securities, multifamily	994	—	(206)	—	788
Collateralized mortgage obligations, multifamily	50,692	—	(4,270)	—	46,422
Asset-backed securities	50,826	—	(1,577)	—	49,249
Obligations of states and political subdivisions	21,993	—	(701)	(2)	21,290
Corporate bonds	115,703	—	(12,487)	(158)	103,058
Total	$1,122,901	$101	$(93,715)	$(160)	$1,029,127

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$383,958	$100	$(28,419)	$—	$355,639
Mortgage-backed securities, residential	351,355	6	(40,748)	—	310,613
Collateralized mortgage obligations, residential	170,502	—	(16,444)	—	154,058
Mortgage-backed securities, multifamily	1,000	—	(215)	—	785
Collateralized mortgage obligations, multifamily	51,108	—	(4,775)	—	46,333
Asset-backed securities	54,105	—	(1,710)	—	52,395
Obligations of states and political subdivisions	22,112	—	(989)	(1)	21,122
Corporate bonds	124,394	—	(10,718)	(309)	113,367
Total	$1,158,534	$106	$(104,018)	$(310)	$1,054,312

The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$10,968	$10	$(622)	$—	$10,356
Mortgage-backed securities, residential	354,514	123	(52,843)	—	301,794
Collateralized mortgage obligations, residential	12,813	—	(2,325)	—	10,488
Mortgage-backed securities, multifamily	5,071	—	(665)	—	4,406
Obligations of states and political subdivisions	516,289	4	(83,042)	(45)	433,206
Corporate bonds	3,000	—	(418)	(112)	2,470
Total	$902,655	$137	$(139,915)	$(157)	$762,720

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$11,099	$11	$(725)	$—	$10,385
Mortgage-backed securities, residential	360,683	57	(58,128)	—	302,612
Collateralized mortgage obligations, residential	13,026	—	(2,570)	—	10,456
Mortgage-backed securities, multifamily	5,094	—	(747)	—	4,347
Obligations of states and political subdivisions	530,513	2	(100,400)	(7)	430,108
Corporate bonds	3,000	—	(353)	(100)	2,547
Total	$923,415	$70	$(162,923)	$(107)	$760,455
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of March 31, 2023. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$42,276	$41,645	$54,927	$54,712
Due after one year through five years	250,381	235,641	33,746	32,297
Due after five years through ten years	155,291	139,130	77,738	68,421
Due after ten years	61,862	56,351	363,846	290,602
	509,810	472,767	530,257	446,032
Mortgage-backed and asset-backed securities	613,091	556,360	372,398	316,688
Total	$1,122,901	$1,029,127	$902,655	$762,720
During the three months ended March 31, 2023 and 2022, there were no sales of available for sale securities. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.68 billion and $1.34 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

March 31, 2023	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$13,915	$30	$319,832	$23,760	62	$333,747	$23,790
Mortgage-backed securities, residential	5,635	315	301,414	36,300	134	307,049	36,615
Collateralized mortgage obligations, residential	16,300	503	135,417	13,566	104	151,717	14,069
Mortgage-backed securities, multifamily	—	—	788	206	1	788	206
Collateralized mortgage obligations, multifamily	10,716	141	35,706	4,129	20	46,422	4,270
Asset-backed securities	3,316	13	45,933	1,564	17	49,249	1,577
Obligations of states and political subdivisions	1,214	11	18,461	690	42	19,675	701
Corporate bonds	32,800	3,411	70,259	9,076	47	103,059	12,487
Total	$83,896	$4,424	$927,810	$89,291	427	$1,011,706	$93,715
Held to Maturity
U.S. government agencies	$—	$—	$9,115	$622	3	$9,115	$622
Mortgage-backed securities, residential	20,853	849	274,937	51,994	183	295,790	52,843
Collateralized mortgage obligations, residential	—	—	10,488	2,325	11	10,488	2,325
Mortgage-backed securities, multifamily	—	—	4,406	665	4	4,406	665
Obligations of states and political subdivisions	49,185	177	379,143	82,865	366	428,328	83,042
Corporate bonds	—	—	2,582	418	1	2,582	418
Total	$70,038	$1,026	$680,671	$138,889	568	$750,709	$139,915

December 31, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$114,514	$5,856	$229,094	$22,563	67	$343,608	$28,419
Mortgage-backed securities, residential	127,363	12,399	182,079	28,349	135	309,442	40,748
Collateralized mortgage obligations, residential	66,316	3,958	87,742	12,486	104	154,058	16,444
Mortgage-backed securities, multifamily	—	—	786	215	1	786	215
Collateralized mortgage obligations, multifamily	37,407	2,861	8,926	1,914	20	46,333	4,775
Asset-backed securities	34,871	977	17,524	733	17	52,395	1,710
Obligations of states and political subdivisions	3,771	276	16,746	713	46	20,517	989
Corporate bonds	88,489	7,437	22,880	3,281	49	111,369	10,718
Total	$472,731	$33,764	$565,777	$70,254	439	$1,038,508	$104,018
Held to Maturity
U.S. government agencies	$6,671	$336	$2,412	$389	3	$9,083	$725
Mortgage-backed securities, residential	$32,549	$2,275	$264,035	$55,853	182	$296,584	$58,128
Collateralized mortgage obligations, residential	4,668	516	5,787	2,054	12	10,455	2,570
Collateralized mortgage obligations, multifamily	2,671	376	1,676	371	4	4,347	747
Obligations of states and political subdivisions	82,459	3,689	341,076	96,711	379	423,535	100,400
Debt securities	—	—	2,647	353	1	2,647	353
Total	$129,018	$7,192	$617,633	$155,731	581	$746,651	$162,923
For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, adverse changes to the rating of the security by a rating agency, a security's market yield as compared to similar securities and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. In the first quarter of 2023, the Company recorded a provision and a subsequent charge-off of $6.6 million in subordinated debt securities of Signature Bank which failed in March 2023.
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
The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

March 31, 2023	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$10,968	$—	$—	$—	$—	$10,968
Mortgage-backed securities, residential	354,514	—	—	—	—	354,514
Collateralized mortgage obligations, residential	12,813	—	—	—	—	12,813
Mortgage-backed securities, multifamily	5,071	—	—	—	—	5,071
Obligations of states and political subdivisions	154,133	315,110	1,008	—	46,038	516,289
Corporate bonds	—	—	—	3,000	—	3,000
Total	$537,499	$315,110	$1,008	$3,000	$46,038	$902,655

December 31, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$11,099	$—	$—	$—	$—	$11,099
Mortgage-backed securities, residential	360,683	—	—	—	—	360,683
Collateralized mortgage obligations, residential	13,026	—	—	—	—	13,026
Mortgage-backed securities, multifamily	5,094	—	—	—	—	5,094
Obligations of states and political subdivisions	156,661	317,566	1,020	—	55,266	530,513
Corporate bonds	—	—	—	3,000	—	3,000
Total	$546,563	$317,566	$1,020	$3,000	$55,266	$923,415
Equity securities at fair value
The Company has an equity securities portfolio, which primarily consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.5 million and $17.3 million at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded no sales of equity securities or Community Reinvestment funds. The Company recorded fair value gains on equity securities of $148,000 for the first quarter of 2023 and fair value losses of $485,000 for the first quarter of 2022. Fair value gain or loss on equity securities are recorded in noninterest income.
As of March 31, 2023, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2023, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also included $9.7 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of March 31, 2023. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2023	December 31, 2022
Non-owner occupied commercial	$2,943,897	$2,906,014
Owner occupied commercial	1,205,635	1,246,189
Multifamily	1,275,771	1,260,814
Non-owner occupied residential	210,203	218,026
Commercial, industrial and other	562,677	606,711
Construction	404,994	380,100
Equipment finance	161,889	151,574
Residential mortgage	857,427	765,552
Home equity and consumer	330,060	331,070
Total	$7,952,553	$7,866,050
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $25.1 million at March 31, 2023 and $24.5 million at December 31, 2022. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and totaled $162,000 at March 31, 2023 and $2.1 million at December 31, 2022.
At March 31, 2023 and December 31, 2022, SBA Paycheck Protection Program ("PPP") loans totaled $390,000 and $435,000, respectively, and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $1.0 million and $1.3 million, at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the Company had $3.11 billion and $2.89 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB"), respectively.

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
Doubtful: "Doubtful" assets exhibit all of the weaknesses inherent in substandard loans, but have the added characteristics that the weaknesses make collection or liquidation in full improbable on the basis of existing facts.
Loss: “Loss” is a rating for loans or portions of loans that are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.

The following table presents the risk category of loans by class of loan and vintage as of March 31, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$76,797	$673,699	$385,422	$490,130	$285,439	$855,149	$16,413	—	$2,783,049
Watch	—	1,266	—	21,546	8,908	62,092	—	—	93,812
Special mention	—	—	—	5,476	824	29,599	—	—	35,899
Substandard	—	—	—	—	—	31,137	—	—	31,137
Total	76,797	674,965	385,422	517,152	295,171	977,977	16,413	—	2,943,897
Owner occupied commercial
Pass	9,281	264,688	192,035	155,887	81,383	376,200	13,061	337	1,092,872
Watch	—	—	3,926	1,697	3,428	31,468	1,540	—	42,059
Special mention	—	578	16,933	5,705	4,924	18,671	—	—	46,811
Substandard	—	—	97	14,669	1,883	7,244	—	—	23,893
Total	9,281	265,266	212,991	177,958	91,618	433,583	14,601	337	1,205,635
Multifamily
Pass	42,496	303,711	219,965	263,675	66,132	335,446	1,085	—	1,232,510
Watch	—	—	5,785	11,674	—	2,483	—	—	19,942
Special mention	—	500	—	2,408	3,844	11,203	—	—	17,955
Substandard	—	—	—	—	—	5,364	—	—	5,364
Total	42,496	304,211	225,750	277,757	69,976	354,496	1,085	—	1,275,771
Non-owner occupied residential
Pass	1,516	36,575	29,077	20,250	25,280	81,870	5,301	—	199,869
Watch	—	—	—	—	—	5,412	75	—	5,487
Special mention	—	—	—	—	1,040	2,093	—	—	3,133
Substandard	—	—	—	—	—	1,714	—	—	1,714
Total	1,516	36,575	29,077	20,250	26,320	91,089	5,376	—	210,203
Commercial, industrial and other
Pass	5,943	48,052	47,449	26,114	42,404	49,927	296,529	462	516,880
Watch	—	237	643	211	260	2,716	7,908	—	11,975
Special mention	—	1,145	245	—	158	2,257	23,971	—	27,776
Substandard	—	—	217	—	434	3,058	2,337	—	6,046
Total	5,943	49,434	48,554	26,325	43,256	57,958	330,745	462	562,677
Construction
Pass	9,154	101,953	177,536	25,512	32,093	4,685	20,934	—	371,867
Watch	—	1,455	5,913	11,758	—	—	323	—	19,449
Substandard	—	—	95	—	—	13,583	—	—	13,678
Total	9,154	103,408	183,544	37,270	32,093	18,268	21,257	—	404,994
Equipment finance
Pass	22,953	71,381	32,882	17,975	13,314	3,000	—	—	161,505
Substandard	—	100	91	55	109	29	—	—	384
Total	22,953	71,481	32,973	18,030	13,423	3,029	—	—	161,889
Current YTD period:
Gross charge-offs	—	—	61	—	—	—	—	—	61

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total

Residential mortgage
Pass	104,154	319,686	165,213	109,090	34,879	122,487	—	—	855,509
Substandard	—	—	—	—	471	1,447	—	—	1,918
Total	104,154	319,686	165,213	109,090	35,350	123,934	—	—	857,427
Consumer
Pass	5,440	44,471	30,291	8,383	3,966	22,741	213,637	—	328,929
Substandard	—	—	—	—	—	768	31	332	1,131
Total	5,440	44,471	30,291	8,383	3,966	23,509	213,668	332	330,060
Current YTD period:
Gross charge-offs	65	6	6	—	1	—	—	—	78

Total loans	$277,734	$1,869,497	$1,313,815	$1,192,215	$611,173	$2,083,843	$603,145	$1,131	$7,952,553
Current YTD period:
Gross charge-offs	65	6	67	—	1	—	—	—	139

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$673,235	$391,748	$495,618	$271,109	$183,971	$703,852	$19,317	2,502	$2,741,352
Watch	1,272	—	21,720	26,906	12,099	48,314	—	—	110,311
Special mention	—	—	494	830	15,586	16,304	—	—	33,214
Substandard	—	—	—	—	133	21,004	—	—	21,137
Total	674,507	391,748	517,832	298,845	211,789	789,474	19,317	2,502	2,906,014
Owner occupied commercial
Pass	267,754	198,131	191,603	85,343	61,581	317,434	13,328	—	1,135,174
Watch	—	—	2,888	3,520	4,728	28,659	75	—	39,870
Special mention	585	17,778	5,749	1,862	3,701	20,292	—	—	49,967
Substandard	—	97	8,876	1,899	475	9,831	—	—	21,178
Total	268,339	216,006	209,116	92,624	70,485	376,216	13,403	—	1,246,189
Multifamily
Pass	312,910	221,306	265,187	67,072	95,432	249,021	5,288	—	1,216,216
Watch	—	5,817	11,692	—	—	2,504	—	—	20,013
Special mention	500	—	2,421	—	—	11,274	—	—	14,195
Substandard	—	—	—	3,864	—	6,526	—	—	10,390
Total	313,410	227,123	279,300	70,936	95,432	269,325	5,288	—	1,260,814
Non-owner occupied residential
Pass	37,445	29,365	22,133	24,205	18,489	67,114	7,513	21	206,285
Watch	—	—	—	2,068	—	5,244	75	—	7,387
Special mention	—	—	—	507	822	1,017	—	—	2,346
Substandard	—	—	—	—	—	2,008	—	—	2,008
Total	37,445	29,365	22,133	26,780	19,311	75,383	7,588	21	218,026
Commercial, industrial and other
Pass	48,719	51,894	27,644	57,124	13,936	39,892	339,040	245	578,494
Watch	251	704	237	211	—	1,424	10,001	—	12,828
Special mention	375	258	—	179	36	378	4,878	—	6,104
Substandard	776	242	—	450	4,722	183	2,912	—	9,285
Total	50,121	53,098	27,881	57,964	18,694	41,877	356,831	245	606,711
Construction
Pass	79,420	172,849	35,295	31,447	7,245	4,005	19,294	—	349,555
Watch	1,159	5,480	10,299	—	—	—	171	—	17,109
Substandard	—	95	—	—	—	13,341	—	—	13,436
Total	80,579	178,424	45,594	31,447	7,245	17,346	19,465	—	380,100
Equipment finance
Pass	74,840	36,087	20,382	15,738	3,862	546	—	—	151,455
Substandard	—	—	—	97	22	—	—	—	119
Total	74,840	36,087	20,382	15,835	3,884	546	—	—	151,574
Residential mortgage
Pass	323,636	167,791	110,199	35,180	20,218	106,391	—	—	763,415
Substandard	—	—	—	490	341	1,306	—	—	2,137
Total	323,636	167,791	110,199	35,670	20,559	107,697	—	—	765,552
Consumer
Pass	47,282	31,368	8,658	4,143	3,093	21,482	213,857	—	329,883
Substandard	33	—	—	—	23	853	278	—	1,187
Total	47,315	31,368	8,658	4,143	3,116	22,335	214,135	—	331,070
Total loans	$1,870,192	$1,331,010	$1,241,095	$634,244	$450,515	$1,700,199	$636,027	$2,768	$7,866,050

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

March 31, 2023		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,943,274	$—	$—	$623	$623	$2,943,897
Owner occupied commercial	1,197,244	1,288	—	7,103	8,391	1,205,635
Multifamily	1,275,187	—	—	584	584	1,275,771
Non-owner occupied residential	210,186	—	17	—	17	210,203
Commercial, industrial and other	560,510	—	—	2,167	2,167	562,677
Construction	404,014	—	—	980	980	404,994
Equipment finance	160,504	946	408	31	1,385	161,889
Residential mortgage	852,974	3,395	—	1,058	4,453	857,427
Consumer	328,326	1,066	273	395	1,734	330,060
Total	$7,932,219	$6,695	$698	$12,941	$20,334	$7,952,553

December 31, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,905,049	$346	$—	$619	$965	$2,906,014
Owner occupied commercial	1,235,134	2,854	477	7,724	11,055	1,246,189
Multifamily	1,260,135	—	679	—	679	1,260,814
Non-owner occupied residential	217,407	178	—	441	619	218,026
Commercial, industrial and other	603,731	55	3	2,922	2,980	606,711
Construction	379,120	—	—	980	980	380,100
Equipment finance	150,842	494	238	—	732	151,574
Residential mortgage	760,638	3,031	271	1,612	4,914	765,552
Consumer	330,119	841	62	48	951	331,070
Total	$7,842,175	$7,799	$1,730	$14,346	$23,875	$7,866,050

The following tables present information on non-accrual loans at March 31, 2023 and December 31, 2022:

March 31, 2023
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$908	$—	$—	$—
Owner occupied commercial	8,757	—	—	8,482
Multifamily	584	—	—	—
Non-owner occupied residential	—	—	—	—
Commercial, industrial and other	2,221	—	—	—
Construction	980	—	—	980
Equipment finance	379	—	—	—
Residential mortgage	1,918	—	—	—
Consumer	1,131	—	—	72
Total	$16,878	$—	$—	$9,534

December 31, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$618	$—	$—	$—
Owner occupied commercial	9,439	—	—	8,859
Non-owner occupied residential	441	—	—	440
Commercial, industrial and other	2,978	—	—	—
Construction	980	—	—	980
Equipment finance	114	—	—	—
Residential mortgage	2,011	—	—	—
Consumer	781	—	—	79
Total	$17,362	$—	$—	$10,358
At March 31, 2023 and December 31, 2022, there were no loans that were past due more than 89 days and still accruing. The Company had no residential mortgages and consumer loans included in non-accrual and that were in the process of foreclosure at March 31, 2023 and $898,000 in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at December 31, 2022.
Purchased Credit Deteriorated ("PCD") Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At March 31, 2023, net PCD loans acquired from 1st Constitution totaled $81.1 million.

Troubled Debt Restructurings and Modifications of Loans to Debtors Experiencing Financial Difficulty
During the three months ended March 31, 2023, the Company adopted Accounting Standards Update 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of troubled debt restructured loans ("TDRs") so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure above. It also replaces the historical disclosure of TDRs with the new disclosure of modifications of receivables to debtors experiencing financial difficulty.
Prior to the adoption of ASU 2022-02, loans were classified as TDRs in cases where borrowers experienced financial difficulties and Lakeland made certain concessionary modifications to contractual terms. Restructured loans typically involved a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk.
During the three months ended March 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing TDRs. There were no loans that were restructured during the three months ended March 31, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the three months ended March 31, 2023 and 2022.

Note 6 - Allowance for Credit Losses
The Company measures expected credit losses for financial assets measured at amortized cost, including loans, investments and certain off-balance-sheet credit exposures in accordance with ASU 2016-13. See Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company's methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At March 31, 2023, loans totaling $7.86 billion were evaluated collectively and the allowance on these balances totaled $68.0 million and loans totaling $93.3 million were evaluated on an individual basis with the specific allocations of the allowance for credit losses totaling $3.4 million. Loans evaluated on an individual basis include $81.4 million in PCD loans, which had a specific allowance for credit losses of $2.7 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of the period	$70,264	$58,047
Initial allowance for credit losses on PCD loans	—	12,077
Charge-offs on PCD loans	—	(7,634)
Charge-offs	(139)	(170)
Recoveries	65	162
Net charge-offs	(74)	(7,642)
Provision for credit loss - loans	1,213	4,630
Balance at end of the period	$71,403	$67,112
The provision for credit losses on loans for the first quarter of 2023 included a slight increase in qualitative factors due to uncertainty in the economy, which was partially offset by a decrease in the total of individually evaluated loans, while the provision for the three months ended March 31, 2022 was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans. Charge-offs in the three months ended March 31, 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2023 and 2022:

(in thousands)	Balance at December 31, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at March 31, 2023
Non-owner occupied commercial	$23,462	$—	$—	$819	$24,281
Owner occupied commercial	6,696	—	—	(638)	6,058
Multifamily	9,425	—	—	(415)	9,010
Non-owner occupied residential	2,643	—	—	(50)	2,593
Commercial, industrial and other	8,836	—	35	(760)	8,111
Construction	2,968	—	—	137	3,105
Equipment finance	3,445	(61)	15	1,049	4,448
Residential mortgage	8,041	—	—	903	8,944
Consumer	4,748	(78)	15	168	4,853
Total	$70,264	$(139)	$65	$1,213	$71,403

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	(Benefit) Provision for Credit Loss	Balance at March 31, 2022
Non owner occupied commercial	$20,071	$1,312	$(4)	$—	$2,270	$23,649
Owner occupied commercial	3,964	1,137	(34)	10	1,048	6,125
Multifamily	8,309	4	—	—	(13)	8,300
Non owner occupied residential	2,380	175	—	14	339	2,908
Commercial, industrial and other	9,891	2,413	(823)	45	148	11,674
Construction	838	6,843	(6,807)	3	850	1,727
Equipment finance	3,663	—	(97)	15	(1,122)	2,459
Residential mortgage	3,914	179	—	48	1,545	5,686
Consumer	5,017	14	(39)	27	(435)	4,584
Total	$58,047	$12,077	$(7,804)	$162	$4,630	$67,112
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at March 31, 2023 and December 31, 2022:

March 31, 2023	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,910,091	$33,806	$2,943,897	$749	$23,532	$24,281
Owner occupied commercial	8,297	1,167,784	29,554	1,205,635	811	5,247	6,058
Multifamily	—	1,269,415	6,356	1,275,771	5	9,005	9,010
Non-owner occupied residential	523	208,629	1,051	210,203	15	2,578	2,593
Commercial, industrial and other	2,027	551,333	9,317	562,677	1,669	6,442	8,111
Construction	980	404,014	—	404,994	—	3,105	3,105
Equipment finance	—	161,889	—	161,889	—	4,448	4,448
Residential mortgage	—	856,218	1,209	857,427	159	8,785	8,944
Consumer	—	329,912	148	330,060	—	4,853	4,853
Total loans	$11,827	$7,859,285	$81,441	$7,952,553	$3,408	$67,995	$71,403

December 31, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,871,950	$34,064	2,906,014	$753	$22,709	$23,462
Owner occupied commercial	12,041	1,202,919	31,229	1,246,189	983	5,713	6,696
Multifamily	—	1,254,412	6,402	1,260,814	5	9,420	9,425
Non-owner occupied residential	441	216,516	1,069	218,026	16	2,627	2,643
Commercial, industrial and other	2,806	594,568	9,337	606,711	2,150	6,686	8,836
Construction	980	379,120	—	380,100	—	2,968	2,968
Equipment finance	—	151,574	—	151,574	—	3,445	3,445
Residential mortgage	—	764,340	1,212	765,552	181	7,860	8,041
Consumer	—	330,920	150	331,070	3	4,745	4,748
Total loans	$16,268	$7,766,319	$83,463	$7,866,050	$4,091	$66,173	$70,264
Allowance for Credit Losses - Securities
At March 31, 2023, the balance of the allowance for credit loss on available for sale and held to maturity securities was $160,000 and $157,000, respectively. At December 31, 2022, the Company reported an allowance for credit losses on available for sale securities of $310,000 and an allowance for credit losses on held to maturity securities of $107,000.
The allowance for credit losses on securities is summarized in the following tables:

Available for Sale	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of the period	$310	$83
Charge-offs	$(6,640)	$—
Recoveries	$—	$—
Net charge-offs	$(6,640)	$—
Provision for credit loss expense	6,490	1,184
Balance at end of the period	$160	$1,267

Held to Maturity	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of the period	$107	$181
Provision for credit loss expense	50	18
Balance at end of the period	$157	$199

The provision for credit loss expense for available for sale securities increased from $1.2 million in the first quarter of 2022 to $6.5 million in the first quarter of 2023 as a result of a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $9.1 million at March 31, 2023 and $8.7 million at December 31, 2022. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off-balance sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off balance sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of the provision for credit losses.
At March 31, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance sheet exposures was $3.1 million and $3.0 million, respectively. For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company recorded a provision for credit losses on off-balance-sheet exposures of $140,000 and $440,000, respectively.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2046. At March 31, 2023, the Company had lease liabilities totaling $20.6 million and right-of-use assets totaling $19.3 million related to these leases. At December 31, 2022, the Company had lease liabilities totaling $21.4 million and right-of-use assets totaling $20.1 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
At March 31, 2023, the weighted average remaining lease term for operating leases was 8.16 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.15%. At December 31, 2022, the weighted average remaining lease term for operating leases was 8.23 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.13%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,190	$1,226
Short-term lease cost	—	10
Variable lease cost	15	17
Sublease income	(32)	(30)
Net lease cost	$1,173	$1,223
The table below presents other information on the Company's operating leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,113	$930
Right-of-use assets obtained in exchange for new operating lease liabilities	309	89
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2023 or March 31, 2022. At March 31, 2023, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2023 are as follows:

(in thousands)
Within one year	$3,649
After one year but within three years	7,914
After three years but within five years	4,926
After five years	7,249
Total undiscounted cash flows	23,738
Discount on cash flows	(3,094)
Total operating lease liabilities	$20,644
Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	March 31, 2023		December 31, 2022

Noninterest-bearing demand	$1,998,590	23.4%	$2,113,289	24.7%
Interest-bearing checking	2,938,992	34.4%	3,079,249	35.9%
Money market	1,093,983	12.8%	1,192,353	13.9%
Savings	885,066	10.4%	974,403	11.4%
Certificates of deposit $250 thousand and under	1,233,856	14.5%	901,505	10.5%
Certificates of deposit over $250 thousand	386,456	4.5%	306,672	3.6%
Total deposits	$8,536,943	100.0%	$8,567,471	100.0%
At March 31, 2023 and December 31, 2022, certificates of deposit obtained through brokers totaled $175.0 million and $33.1 million, respectively. Brokered deposits are included in the Consolidated Balance Sheets as certificates of deposit $250,000 and under.
Note 9 – Borrowings
Overnight and Short-Term Borrowings
At March 31, 2023, the Company had $775.0 million overnight and short-term borrowings from the FHLB and $700.0 million at December 31, 2022. In addition, Lakeland had $10.0 million overnight and short-term borrowings from correspondent banks at March 31, 2023 and and no overnight and short-term borrowings at December 31, 2022. At March 31, 2023, Lakeland had overnight and short-term federal funds lines available to borrow up to $240.0 million from correspondent banks. Lakeland may also borrow from the discount window or under the Bank Term Funding Program ("BTFP") of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2023 or December 31, 2022.
Also included in the balances at March 31, 2023 and December 31, 2022 were short-term securities sold under agreements to repurchase of $28.3 million and $28.8 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of March 31, 2023, the Company had $22.9 million of mortgage-backed securities and $16.0 million of collateralized mortgage obligations pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
The Company had one advance from the FHLB, which totaled $25.0 million at both March 31, 2023 and December 31, 2022, with a weighted average interest rate of 0.77% and a maturity date in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties.

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
Restricted Stock
The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2023	17,722	$19.74
Granted	18,520	17.95
Vested	(17,722)	19.74
Outstanding, March 31, 2023	18,520	$17.95
In the first three months of 2023, the Company granted 18,520 shares of restricted stock to non-employee directors at a grant date fair value of $17.95 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $332,000 over a one year period. In the first three months of 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $350,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $83,000 and $87,000 for the first quarter of 2023 and 2022, respectively. As of March 31, 2023, there was unrecognized compensation cost of $249,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.8 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2023	589,420	$17.21
Granted	269,070	19.15
Vested	(219,695)	16.27
Forfeited	(1,932)	18.56
Outstanding, March 31, 2023	636,863	$18.35
In the first three months of 2023, the Company granted 269,070 RSUs under the Plan at a weighted average grant date fair value of $19.15 per share. These units vest within a range of 2 to 3 years. A portion of these RSUs will vest subject to certain performance conditions in the applicable RSU agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.7 million per year over a three-year period. In the first three months of 2022, the Company granted 298,554 RSUs under the Plan at a weighted average grant date fair value of $18.07 per share. Compensation expense on these RSUs is expected to average approximately $1.8 million per year over a three-year period.
For the first quarter of 2023 and 2022, the Company recognized share-based compensation expense on RSUs of $1.6 million and $1.4 million. Unrecognized compensation expense related to RSUs was approximately $8.6 million as of March 31, 2023, and that cost is expected to be recognized over a period of 1.73 years.
Stock Options
At March 31, 2023 and December 31, 2022, there were no stock options outstanding under the Plan. There were no stock option grants in the first three months of 2023 or 2022. There were no stock options exercised during the first three months of 2023 or 2022.

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

The following table sets forth the components of noninterest income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Deposit-Related Fees and Charges
Debit card interchange income	$1,610	$1,572
Overdraft charges	840	769
ATM service charges	178	171
Demand deposit fees and charges	139	94
Savings service charges	22	20
Total deposit-related fees and charges	2,789	2,626
Commissions and fees
Loan fees	547	809
Wire transfer charges	432	457
Investment services income	429	405
Merchant fees	291	251
Commissions from sales of checks	88	84
Safe deposit income	103	54
Other income	31	37
Total commissions and fees	1,921	2,097
Gains on sales of loans held for sale	430	1,426
Other income
Gains on customer swap transactions	56	—
Title insurance income	19	—
Other income	133	269
Total other income	208	269
Revenue not from contracts with customers	917	362
Total Noninterest Income	$6,265	$6,780
Timing of Revenue Recognition:
Products and services transferred at a point in time	5,348	6,418
Revenue not from contracts with customers	917	362
Total Noninterest Income	$6,265	$6,780
Note 12 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Consulting and advisory board fees	1,001	1,054
ATM and debit card expense	724	657
Telecommunications expense	657	582
Marketing expense	511	397
Intangible asset amortization	516	596
Other operating expenses	4,103	4,095
Total other operating expenses	$7,512	$7,381

Note 13 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
Unrealized gains (losses) on available for sale securities arising during the period	$10,298	$(2,716)	$7,582	$(41,964)	$10,999	$(30,965)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(172)	46	(126)	(176)	41	(135)
Other comprehensive income (loss), net	$10,126	$(2,670)	$7,456	$(42,140)	$11,040	$(31,100)
The following tables show the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented, net of tax:

	For the Three Months Ended March 31, 2023
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(76,729)	$1,968	$(74,761)
Net current period other comprehensive income	7,582	(126)	7,456
Ending balance	$(69,147)	$1,842	$(67,305)

	For the Three Months Ended March 31, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$745	$2,519	$3,264
Net current period other comprehensive loss	(30,965)	(135)	(31,100)
Ending balance	$(30,220)	$2,384	$(27,836)

Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had no investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at March 31, 2023 and December 31, 2022.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2023	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$887,187	7.3	3.66%	1 Mo. SOFR + 2.00	$77,078
Third Party interest rate swaps	48,237	1.2	3.40%	1 Mo. LIBOR + 2.52	1,335
Customer interest rate swaps	78,914	8.1	5.41%	1 Mo. SOFR + 1.88	2,312
Classified in Other Liabilities:
Customer interest rate swaps	$887,187	7.3	3.66%	1 Mo. SOFR + 2.00	$(77,078)
Customer interest rate swaps	48,237	1.2	3.40%	1 Mo. LIBOR + 2.52	(1,335)
Third Party interest rate swaps	78,914	8.1	5.41%	1 Mo. SOFR + 1.88	(2,312)

December 31, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$94,800
Third Party interest rate swaps	48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	1,841
Customer interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	1,207
Classified in Other Liabilities:
Customer interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	(94,800)
Customer interest rate swaps	48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	(1,841)
Third party interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	(1,207)

Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at March 31, 2023 and December 31, 2022. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three months ended March 31, 2023, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2023 and 2022.
The Company had core deposit intangibles of $8.6 million and $9.1 million at March 31, 2023 and December 31, 2022, respectively. The Company recorded core deposit intangible of $9.0 million in connection with the 1st Constitution acquisition. Amortization of core deposit intangible totaled $516,000 and $596,000 for the first quarters of 2023 and 2022, respectively. The estimated future amortization expense for the remainder of 2023 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2023	$1,513
2024	1,737
2025	1,465
2026	1,193
2027	955
2028	724
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

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2023 and during 2022, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$155,661	$192,758	$—	$348,419
Mortgage-backed securities, residential	—	308,183	—	308,183
Collateralized mortgage obligations, residential	—	151,718	—	151,718
Mortgage-backed securities, multifamily	—	788	—	788
Collateralized mortgage obligations, multifamily	—	46,422	—	46,422
Asset-backed securities	—	49,249	—	49,249
Obligations of states and political subdivisions	—	21,290	—	21,290
Corporate bonds	—	103,058	—	103,058
Total investment securities, available for sale	155,661	873,466	—	1,029,127
Equity securities	—	17,496	—	17,496
Derivative assets	—	80,725	—	80,725
Total Assets	$155,661	$971,687	$—	$1,127,348
Liabilities:
Derivative liabilities	$—	$80,725	$—	$80,725
Total Liabilities	$—	$80,725	$—	$80,725

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$162,438	$193,201	$—	$355,639
Mortgage-backed securities, residential	—	310,613	—	310,613
Collateralized mortgage obligations, residential	—	154,058	—	154,058
Mortgage-backed securities, multifamily	—	785	—	785
Collateralized mortgage obligations, multifamily	—	46,333	—	46,333
Asset-backed securities	—	52,395	—	52,395
Obligations of states and political subdivisions	—	21,122	—	21,122
Corporate bonds	—	113,367	—	113,367
Total investment securities, available for sale	162,438	891,874	—	1,054,312
Equity securities	—	17,283	—	17,283
Derivative assets	—	97,848	—	97,848
Total Assets	$162,438	$1,007,005	$—	$1,169,443
Liabilities:
Derivative liabilities	$—	$97,848	$—	$97,848
Total Liabilities	$—	$97,848	$—	$97,848
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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At March 31, 2023 and December 31, 2022, the Company had no OREO or other repossessed assets.
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

The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
March 31, 2023
Assets:
Individually evaluated loans	$—	$—	$2,484	$2,484
December 31, 2022
Assets:
Individually evaluated loans	$—	$—	$4,489	$4,489
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
The estimation methodologies used, the estimated fair values and recorded book balances at March 31, 2023 and December 31, 2022, are outlined below.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$10,968	$10,356	$—	$10,356	$—
Mortgage-backed securities, residential	354,514	301,794	—	301,794	—
Collateralized mortgage obligations, residential	12,813	10,488	—	10,488	—
Mortgage-backed securities, multifamily	5,071	4,406	—	4,406	—
Obligations of states and political subdivisions	516,244	433,206	—	433,206	—
Corporate bonds	2,888	2,470	—	2,470	—
Total investment securities, held to maturity	$902,498	$762,720	$—	$762,720	$—
Federal Home Loan Bank and other membership bank stocks	45,806	45,806	—	45,806	—
Loans, net	7,881,150	7,544,311	—	—	7,544,311
Financial Liabilities:
Certificates of deposit	1,620,312	1,593,446	—	1,593,446	—
Other borrowings	25,000	23,291	—	23,291	—
Subordinated debentures	194,376	147,970	—	—	147,970

December 31, 2021	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$11,099	$10,385	$—	$10,385	$—
Mortgage-backed securities, residential	360,683	302,612	—	302,612	—
Collateralized mortgage obligations, residential	13,026	10,456	—	10,456	—
Mortgage-backed securities, multifamily	5,094	4,347	—	4,347	—
Obligations of states and political subdivisions	530,506	430,108	—	428,635	1,473
Corporate bonds	2,900	2,547	—	2,547	—
Total investment securities, held to maturity	923,308	760,455	—	758,982	1,473
Federal Home Loan Bank and other membership bank stocks	42,483	42,483	—	42,483	—
Loans, net	7,795,786	7,561,997	—	—	7,561,997
Financial Liabilities:
Certificates of deposit	1,208,177	1,174,230	—	1,174,230	—
Other borrowings	25,000	23,001	—	23,001	—
Subordinated debentures	194,264	160,933	—	—	160,933
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, as updated by the Company's subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in levels of inflation and market interest rates, which may affect demand for our products and the value of our financial instruments; pricing pressures on loan and deposit products; changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; changes in federal and state tax laws; government intervention in the U.S. financial system; credit risks of Lakeland’s lending activities; the effects of the recent turmoil in the banking industry (including the failures of three financial institutions); successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; and expenses related to our proposed merger with Provident Financial Services, Inc. ("Provident"), unexpected delays related to the merger, inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, and failure to realize anticipated efficiencies and synergies from the merger.

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
Executive Summary
During the first quarter of 2023, the banking industry experienced volatility with high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. Despite industry concerns, the Company's liquidity position remains strong. The Company took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including increasing brokered time deposits by $141.9 million, and increasing collateralized lines of credit with the FHLB. We also increased our usage of the Insured Cash Sweep ("ICS") product, as a method to increase the level of our customers' deposit insurance. As of May 1, 2023, the Company's estimated uninsured and uncollateralized deposits are $2.1 billion and we have borrowing capacity of $2.1 billion compared to March 31, when the Company had uninsured deposits of $2.2 billion and borrowing capacity of $1.5 billion. Furthermore, the Company's capital ratios remain above levels considered by the regulators to be "well-capitalized" as of March 31, 2023. For more information, see "Liquidity" below.
On September 27, 2022, the Company and Provident announced that they had entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger, then valued at approximately $1.3 billion. The merger proposes to combine two complementary banking platforms into a company that will have more than $25 billion in assets, $18 billion in total loans and $20 billion in total deposits. On February 1, 2023, the shareholders of both the Company and Provident approved the transaction. The merger is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
Financial Overview
The Company reported net income of $19.8 million and earnings per diluted share ("EPS") of $0.30 for the three months ended March 31, 2023, compared to net income of $15.9 million and EPS of $0.25 for the three months ended March 31, 2022. Excluding non-recurring items, net income for the first three months of 2023 would have been $24.7 million, or $0.38 per share, compared to $19.5 million, or $0.30 per share, for the first three months of 2022. Please see "Non-GAAP financial Measures" below for further detail. For the first quarter of 2023, annualized return on average assets was 0.75%, annualized return on average common equity was 7.17% and annualized return on average tangible common equity was 9.57%. Excluding non-recurring items, annualized return on average assets was 0.94%, annualized return on average common equity was 8.96% and annualized return on average tangible common equity was 11.95%.
In the first quarter of 2023, the Company recorded a provision for credit losses of $7.9 million compared to $6.3 million in the first quarter of 2022.
Net interest margin was 3.07% in the first quarter of 2023 compared to 3.02% in the first quarter of 2022. The increase in net interest margin compared to the first quarter 2022 was due primarily to an increase in yields on loans and securities partially offset by an increase in yield on interest-bearing liabilities.
Total loans, net of deferred fees, grew $86.5 million, or 1%, to $7.95 billion during the first three months of 2023. Total deposits decreased $30.5 million to $8.54 billion during the first three months of 2023.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022
Net Income
Net income was $19.8 million, or $0.30 per diluted share, for the first three months of 2023 compared to net income of $15.9 million, or $0.25 per diluted share, for the first three months of 2022. Net income increased primarily as a result of a reduction in merger related expenses which totaled $4.6 million in the first quarter of 2022 resulting from the acquisition of 1st Constitution Bancorp compared to $295,000 in the first quarter of 2023 resulting from the anticipated merger with Provident Financial.
Net interest income on a tax equivalent basis for the first three months of 2023 was $76.4 million, compared to $70.7 million for the first three months of 2022. The increase in net interest income was due primarily to an increase in yields on interest-earning assets partially offset by an increase in the cost of interest-bearing deposits. The net interest margin of 3.07% in the first three months of 2023 increased from 3.02% for the same period in 2022, primarily due to the increase in the yield on interest-earning assets. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2023 and March 31, 2022 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$7,900,426	$100,481	5.10%	$7,021,462	$67,809	3.92%
Taxable investment securities and other	1,771,565	11,554	2.61%	1,674,562	6,709	1.60%
Tax-exempt securities	345,511	2,078	2.41%	345,016	1,648	1.91%
Federal funds sold (2)	73,839	728	4.00%	463,247	182	0.16%
Total interest-earning assets	10,091,341	114,841	4.56%	9,504,287	76,348	3.25%
Noninterest-earning assets:
Allowance for credit losses	(71,292)			(70,032)
Other assets	678,758			704,182
TOTAL ASSETS	$10,698,807			$10,138,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$928,796	$652	0.28%	$1,131,359	$484	0.17%
Interest-bearing transaction accounts	4,224,024	19,259	1.85%	4,399,531	2,665	0.25%
Time deposits	1,385,661	9,247	2.71%	879,427	890	0.40%
Federal funds purchased	589,056	7,101	4.82%	—	—	—%
Securities sold under agreements to repurchase	28,555	121	1.70%	104,633	20	0.08%
Long-term borrowings	219,308	2,100	3.83%	217,983	1,555	2.85%
Total interest-bearing liabilities	7,375,400	38,480	2.11%	6,732,933	5,614	0.34%
Noninterest-bearing liabilities:
Demand deposits	2,040,070			2,194,038
Other liabilities	162,981			115,553
Stockholders' equity	1,120,356			1,095,913
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,698,807			$10,138,437
Net interest income/spread		76,361	2.45%		70,734	2.92%
Tax equivalent basis adjustment		436			346
NET INTEREST INCOME		$75,925			$70,388
Net interest margin (3)			3.07%			3.02%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

On a tax equivalent basis, interest income increased $38.5 million, or 50%, from $76.3 million in the three months ended March 31, 2022, to $114.8 million in the same period of 2023. The increase in interest income was primarily due to an increase in the yields of interest-earning assets. Average loans increased $879.0 million compared to the first three months of 2022 which also increased interest income. The yield on average loans of 5.10% in the three months ended March 31, 2023, was 118 basis points higher than the same period in 2022 due to the rising interest rate environment. Average taxable and tax-exempt investment securities increased $97.0 million and $495,000, respectively, for the first three months of 2023 compared to the same period in 2022 due to purchases of securities. The yield on average taxable investment securities increased 101 basis points, while the yield on average tax-exempt investment securities increased 50 basis points. Average federal funds sold decreased $389.4 million in the first three months of 2023 compared to the same period in 2022, while the yield on federal funds sold increased 384 basis points. Average federal funds sold decreased from the same period last year to help fund the increase in loans discussed above.
Total interest expense of $38.5 million in the first three months of 2023 was $32.9 million greater than the interest expense reported for the same period in 2022. Total average interest-bearing liabilities increased $642.5 million, while the cost of average interest-bearing liabilities increased from 0.34% in the three months ended March 31, 2022 to 2.11% in the first three months of 2023. Rates paid increased in all categories of interest-bearing deposits due to the rising interest rate environment. The cost of borrowings and time deposits increased by 250 basis points and 231 basis points, respectively. Additionally, higher costing average borrowings and time deposits balances increased $514.3 million and $506.2 million, respectively. Average time deposits as a percent of interest-bearing liabilities increased from 13% in the three months ended March 31, 2022 to 19% in the three months ended March 31, 2023. Federal funds purchased, which includes overnight borrowings from the Federal Home Loan Bank of New York, averaged $589.1 million, or 8%, of total interest-bearing liabilities during the three months ended March 31, 2023, compared to no federal funds purchased in the three months ended March 31, 2022. Time deposits and borrowings typically have a higher rate than savings and interest-bearing transaction accounts.
Provision for Credit Losses
In the three months ended March 31, 2023, the Company recorded a $7.9 million provision for credit losses compared to a $6.3 million provision for the same period last year. As of March 31, 2023, the provision was comprised of a provision for credit losses on loans of $1.2 million, a provision for credit losses on securities of $6.5 million and a provision for off-balance-sheet exposures of $140,000. The provision for credit losses on loans in the three months ended March 31, 2022 was comprised of a provision for credit losses on loans of $4.6 million, a provision for credit losses on securities of $1.2 million and a provision for off-balance-sheet exposures of $440,000. The decrease in the provision recorded for loans and off-balance-sheet exposures in the first quarter of 2023 was due primarily to the increased provision in the first quarter of 2022 recorded for non-PCD loans acquired in the 1st Constitution merger. The provision for credit losses on securities during the first three months of 2023 was primarily due to a $6.6 million provision and subsequent charge-off of subordinated debt securities of a failed financial institution. Charge-offs totaled $6.8 million (including $6.6 million in the aforementioned investment security) and recoveries totaled $65,000 in the first three months of 2023 compared to $7.8 million in charge-offs and $162,000 in recoveries in the first three months of 2022. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
The Company recorded noninterest income of $6.3 million in the three months ended March 31, 2023, a decrease of $515,000 from $6.8 million in the same period in 2022 due primarily to a $996,000 decrease in gains on sales of loans. Commissions and fees decreased $181,000 due primarily to a decrease in loan fees. Partially offsetting these unfavorable balances was gains on equity securities which totaled $148,000 in the first quarter of 2023 compared to losses of $485,000 in the three months ended March 31, 2022. Additionally, service charges on deposit accounts increased $163,000 compared to the first three months of 2022 due to an increase in overdraft fee income.

Noninterest Expense
Noninterest expense in the three months ended March 31, 2023 and 2022 totaled $48.6 million and $50.0 million, respectively, decreasing $1.4 million from the same period last year. The decrease in noninterest expense was primarily due to merger-related expenses which totaled $295,000 in the first quarter of 2023 compared to $4.6 million during the first quarter of 2022. Merger-related expenses during the current quarter was a result of the anticipated merger with Provident Financial, while merger-related expenses for the first quarter of 2022 was due to the acquisition of 1st Constitution Bancorp. Compensation and employee benefits increased $2.3 million resulting primarily from increased commissions, bonus expense, share based compensation expense and normal merit increases. FDIC insurance expense increased $291,000 due to an estimated increase in 2023 assessment rates related to Lakeland's asset size exceeding $10 billion. Other operating expenses in the first quarter of 2023 increased $131,000 compared to the same period in 2022 due primarily to increased marketing expense. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.84% in the first three months of 2023, compared to 57.77% for the same period in 2022. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.
The following table shows the calculation of the efficiency ratio for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Total noninterest expense	$48,605	$49,959
Less:
Amortization of core deposit intangibles	516	596
Merger-related expenses	295	4,585
Noninterest expense, as adjusted	$47,794	$44,778

Net interest income	$75,925	$70,388
Noninterest income	6,265	6,780
Total revenue	82,190	77,168
Tax-equivalent adjustment on municipal securities	436	346
Less:
Gains on sales of investment securities	—	—
Total revenue, as adjusted	$82,626	$77,514
Efficiency ratio	57.84%	57.77%
Income Tax Expense
The effective tax rate in the first three months of 2023 was 22.9% compared to 23.9% during the same period last year due primarily to tax-advantaged items increasing as a percentage of pretax income.
Financial Condition
The Company’s total assets increased $53.4 million from December 31, 2022, to $10.84 billion at March 31, 2023. Total loans, net of deferred fees, were $7.95 billion, an increase of $86.5 million, or 1% from $7.87 billion at December 31, 2022. Total deposits were $8.54 billion, a decrease of $30.5 million from December 31, 2022, while total borrowings increased $84.6 million to $1.03 billion at March 31, 2023.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $7.95 billion at March 31, 2023, an increase of $86.5 million as compared to December 31, 2022. Loan balances increased from December 31, 2022 in residential mortgages by $91.9 million, or 12%, offset by declines in commercial, industrial and other loans of $44.0 million or 7%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Non-performing assets, including non-accrual PCD loans, decreased $484,000 from $17.4 million at December 31, 2022 to $16.9 million at March 31, 2023. Owner occupied commercial non-accrual loans and commercial, industrial and other loans decreased $682,000 and $757,000, respectively, due to principal paydowns. The impact of these principal paydowns was partially offset by the addition of a multifamily non-accrual loan of $584,000. Non-accrual loans at March 31, 2023 included three loan relationships with a balance of $1 million or greater, totaling $10.3 million and three loan relationships between $500,000 and $1.0 million, totaling $2.4 million. At March 31, 2023 and December 31, 2022 there were no loans that were past due more than 89 days and still accruing.
During the three months ended March 31, 2023, the Company adopted Accounting Standards Update 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of TDRs so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure contained in Note 5 in Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q. It also replaces the disclosure of TDRs with the disclosure of modifications of receivables to debtors experiencing financial difficulty.
During the three months ended March 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing. There were no loans that were restructured during the three months ended March 31, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the three months ended March 31, 2023 and 2022.
At March 31, 2023 and December 31, 2022, the Company had $68.0 million and $63.5 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at March 31, 2023, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
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
The overall balance of the allowance for credit losses on loans of $71.4 million at March 31, 2023 increased $1.1 million from December 31, 2022, an increase of 2%.

	As of and for the Three Months Ended March 31,		As of and for the Year Ended
(dollars in thousands)	2023	2022	December 31, 2022
Allowance for credit losses on loans to total loans outstanding	0.90%	0.94%	0.89%
Allowance for credit losses on loans	$71,403	$67,112	$70,264
Total loans outstanding	7,952,553	7,137,793	7,866,050

Non-accrual loans to total loans outstanding	0.21%	0.28%	0.22%
Non-accrual loans	$16,878	$19,740	$17,362
Total loans outstanding	7,952,553	7,137,793	7,866,050

Allowance for credit losses on loans to non-accrual loans	423.05%	339.98%	404.70%
Allowance for credit losses on loans	$71,403	$67,112	$70,264
Non-accrual loans	16,878	19,740	17,362

	As of and for the Three Months Ended March 31,		As of and for the Year Ended
(dollars in thousands)	2023	2022	December 31, 2022
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	—%	—%
Net charge-offs during the period	$—	$4	$—
Average amount outstanding	2,922,664	2,751,934	2,798,805

Owner occupied commercial	—%	0.01%	(0.03)%
Net recoveries during the period	$—	$24	$(313)
Average amount outstanding	1,234,056	1,012,050	1,120,776

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	1,278,138	1,028,108	1,138,937

Non owner occupied residential	—%	(0.03)%	(0.01)%
Net (recoveries) charge-offs during the period	$—	$(14)	$(14)
Average amount outstanding	214,975	200,107	215,342

Commercial, industrial and other	(0.02)%	0.46%	0.15%
Net charge-offs (recoveries) during the period	$(35)	$778	$977
Average amount outstanding	562,161	675,920	644,329

Construction	—%	6.60%	1.74%
Net charge-offs (recoveries) during the period	$—	$6,804	$6,804
Average amount outstanding	391,806	412,520	391,253

Equipment finance	0.12%	0.27%	0.05%
Net charge-offs during the period	$46	$82	$70
Average amount outstanding	155,029	123,428	132,384

Residential mortgage	—%	(0.04)%	(0.01)%
Net recoveries during the period	$—	$(48)	$(48)
Average amount outstanding	811,347	522,526	624,492

Consumer	0.08%	0.02%	0.02%
Net charge-offs (recoveries) during the period	$63	$12	$72
Average amount outstanding	329,642	289,551	308,368

Total loans	—%	0.44%	0.10%
Net charge-offs during the period	$74	$7,642	$7,548
Average amount outstanding	7,899,818	7,016,144	7,374,686
Non-accrual loans of $16.9 million at March 31, 2023 decreased $484,000 from December 31, 2022. The allowance for credit losses as a percent of total loans was 0.90% at March 31, 2023 compared to 0.89% at December 31, 2022. The decrease in net charge-offs as a percent of average loans resulted from charge-offs of PCD loans from the 1st Constitution acquisition in the first three months of 2022.
Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at March 31, 2023.

Net charge-offs as a percentage of average loans outstanding was 0.00% and 0.44% for the three months ended March 31, 2023 and 2022, respectively, with the change predominately related to 1st Constitution PCD loans charged off in the first quarter of 2022.
Investment Securities
Investment securities decreased $46.0 million in the three months ended March 31, 2023 to $1.93 billion at March 31, 2023 compared to $1.98 billion at December 31, 2022. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits decreased from $8.57 billion at December 31, 2022 to $8.54 billion at March 31, 2023, a decrease of $30.5 million. Savings and interest-bearing transaction accounts decreased $328.0 million, or 6%, while total time deposits increased $412.1 million, or 34% as depositors moved funds to higher yielding non-core products. Included in the time deposit increase was an increase in brokered deposits of $141.9 million. Noninterest-bearing deposits also decreased $114.7 million, during the three months ended March 31, 2023 to $2.0 billion. The Company tracks its uninsured deposits (i.e., deposit relationships that exceeded the $250,000 FDIC insurance limit) and deposits that are not collateralized by loans or investment securities. As of March 31, 2023, the Company had $3.8 billion in uninsured deposits, $2.2 billion of which were not collateralized. Uninsured and uncollateralized deposits as a percent of total deposits were 25.26% at March 31, 2023 compared to 26.81% at December 31, 2022.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $36.8 million for the first three months of 2023 compared to $29.3 million for the same period in 2022.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits.
•Sales of investment securities. At March 31, 2023 the Company had $1.03 billion in securities designated “available for sale.” Of these securities, $938.3 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Principal repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had $775.0 million of overnight borrowings from the FHLB on March 31, 2023. Lakeland had remaining availability of $974.1 million for borrowing at the FHLB on March 31, 2023. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, of which $10 million was outstanding at March 31, 2023. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York or through the Bank Term Funding Program (the"BTFP"). In the first quarter of 2023, the BTFP was created to make additional funding available for eligible depository institutions to help assure that banks have the ability to meet the needs of their depositors. Lakeland has the ability to borrow from the Federal Reserve both from the discount window and through the BTFP program up to the value of collateral pledged. As of March 31, 2023, Lakeland had availability to borrow up to $267.0 million from the Federal Reserve, although it has no present intention to do so. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2023.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2023 follows.
Cash and cash equivalents totaling $274.9 million on March 31, 2023 increased $39.0 million from December 31, 2022. Operating activities provided $36.8 million in net cash. Investing activities used $40.8 million in net cash, primarily due to loan funding of $85.1 million, partially offset by proceeds from repayments and maturities of investments securities of $47.7 million. Financing activities provided $43.1 million in net cash primarily due to increases of $84.5 million in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $30.5 million decrease in deposits and dividends paid of $9.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2023. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$23,738	$3,649	$7,914	$4,926	$7,249
Benefit plan commitments	4,026	395	745	745	2,141
Remaining contractual maturities of time deposits	1,620,312	1,175,449	435,237	9,626	—
Subordinated debentures	194,376	—	—	—	194,376
Loan commitments	1,643,138	1,172,632	190,399	47,697	232,410
Other borrowings	25,000	—	25,000	—	—
Interest on other borrowings (1)	80,285	8,153	16,048	15,899	40,185
Standby letters of credit	32,702	29,681	1,666	1,355	—
Total	$3,623,577	$2,389,959	$677,009	$80,248	$476,361
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.71%.
Capital Resources
Total stockholders’ equity increased to $1.13 billion on March 31, 2023 from $1.11 billion on December 31, 2022, an increase of $18.0 million. Book value per common share increased to $17.33 on March 31, 2023 from $17.09 on December 31, 2022. Tangible book value per share increased from $12.76 per share on December 31, 2022 to $13.01 per share on March 31, 2023. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2022 to March 31, 2023 was due in part to $19.8 million of net income and a reduction in other comprehensive loss of $7.5 million partially offset by the payment of cash dividends on common stock of $9.5 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. The Company and Lakeland Bank include in their Common Tier 1 Capital ("CET1") common stock and related surplus, and retained earnings net of treasury stock. In connection with the adoption of the Basel III Capital Rules, we elected to opt out of the requirement to include components of accumulated other comprehensive income/loss in CET1. As of March 31, 2023, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of March 31, 2023, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
The Company	9.13%	9.16%	10.81%	10.71%	11.33%	11.24%	13.93%	13.83%
Lakeland Bank	9.95%	10.03%	12.36%	12.31%	12.36%	12.31%	13.21%	13.15%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,126,580	$1,108,587
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	8,572	9,088
Total tangible common stockholders’ equity at end of period - Non-GAAP	$846,179	$827,670
Shares outstanding at end of period	65,017	64,872
Book value per share - GAAP	$17.33	$17.09
Tangible book value per share - Non-GAAP	$13.01	$12.76
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$846,179	$827,670
Total assets at end of period	$10,837,241	$10,783,840
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	8,572	9,088
Total tangible assets at end of period - Non-GAAP	$10,556,840	$10,502,923
Common equity to assets - GAAP	10.40%	10.28%
Tangible common equity to tangible assets - Non-GAAP	8.02%	7.88%

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$19,805	$15,929
Total average common stockholders’ equity	$1,120,356	$1,095,913
Less:
Average goodwill	271,829	265,409
Average other identifiable intangible assets, net	8,904	10,851
Total average tangible common stockholders’ equity - Non-GAAP	$839,623	$819,653
Return on average common stockholders’ equity - GAAP	7.17%	5.89%
Return on average tangible common stockholders’ equity - Non-GAAP	9.57%	7.88%

	For the Three Months Ended March 31
(Dollars in thousands, except per share amounts)	2023	2022
Calculation of EPS excluding non-routine transactions
Net income - GAAP	$19,805	$15,929
Non-Routine Transactions:
Charge-off of investment security, net of tax	4,642	—
Tax deductible merger-related expenses	5	3,435
Tax effect on tax deductible merger-related expenses	(1)	(1,033)
Non-tax deductible merger-related expenses	290	1,149
Effect of non-routine transactions, net of tax	$4,936	$3,551
Net income available to common shareholders excluding non-routine transactions	$24,741	$19,480
Less: Earnings allocated to participating securities	196	164
Net Income, excluding non-routine transactions	$24,545	$19,316

Weighted average shares - Basic	64,966	63,961
Weighted average shares - Diluted	65,228	64,238

Basic earnings per share - GAAP	$0.30	$0.25
Diluted earnings per share - GAAP	$0.30	$0.25

Basic earnings per share, adjusted for non-routine transactions	$0.38	$0.30
Diluted earnings per share, adjusted for non-routine transactions	$0.38	$0.30

Calculation of return on average assets excluding non-routine transactions
Net Income, excluding non-routine transactions	$24,741	$19,480
Average assets	10,698,807	10,138,437

Return on average assets - GAAP	0.75%	0.64%
Return on average assets, adjusted for non-routine transactions	0.94%	0.78%

	For the Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Calculation of return on average equity excluding non-routine transactions
Net Income, excluding non-routine transactions	$24,741	$19,480
Total average common stockholders' equity	1,120,356	1,095,913

Return on average common stockholders' equity - GAAP	7.17%	5.89%
Return on average common stockholders' equity, adjusted for non-routine transactions	8.96%	7.21%

Calculation of return on average tangible common equity excluding non-routine transactions
Net Income, excluding non-routine transactions	$24,741	$19,480
Total average tangible common stockholders' equity - Non-GAAP	839,623	819,653

Return on average tangible common stockholders' equity - Non-GAAP	9.57%	7.88%
Return on average tangible common stockholders' equity - Non-GAAP, adjusted for non-routine transactions	11.95%	9.64%

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
In March 2022, FASB issued Update 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures" ("ASU 2022-02"). The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company adopted ASU 2022-02 in the first quarter of 2023. The adoption of this standard has not had a material impact on the consolidated financial statements. For more information, see Note 5 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $296.7 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
March 31, 2023	(2.5)%	1.7%
December 31, 2022	(2.0)%	1.1%
The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
March 31, 2023	(9.2)%	(7.1)%	(4.9)%	(2.2)%	1.5%	2.0%	1.1%	0.7%
December 31, 2022	(7.1)%	(5.4)%	(3.8)%	(1.6)%	0.7%	0.4%	(1.0)%	(1.7)%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2023 (the base case) was $1.77 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%	(25.0)%	(35.0)%
March 31, 2023	(16.1)%	(12.2)%	(8.1)%	(3.6)%	2.4%	3.2%	1.3%	(6.0)%
December 31, 2022	(13.8)%	(10.3)%	(6.6)%	(2.9)%	1.9%	1.9%	(0.5)%	(6.0)%
The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

There are no pending legal proceedings involving the Company or Lakeland other than those relating to the merger with Provident or those arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.

Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.
Recent industry events may have an impact on the Company and its common stock.
Recent events impacting the financial services industry, including the failures of First Republic Bank, Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a possible recession. These recent events have adversely impacted and could continue to adversely impact the market price and volatility of the Company's common stock.
These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.
Lawmakers’ Failure to Address the Federal Debt Ceiling in a Timely Manner, Downgrades of the U.S. Credit Rating and Uncertain Credit and Financial Market Conditions May Affect the Stability of Securities Issued or Guaranteed by the Federal Government, which May Affect the Valuation or Liquidity of our Investment Securities Portfolio and Increase Future Borrowing Costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $155.7 million, $203.7 million and $879.5 million invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding shares of our common stock repurchased during the first quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Number of shares at December 31, 2022				2,393,423
January 1 to January 31, 2023	—	$—	—	2,393,423
February 1 to February 28, 2023	—	—	—	2,393,423
March 1 to March 31, 2023	—	—	—	2,393,423

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
Date: May 9, 2023