Form 10-Q
period 2023-06-30
LAKELAND BANCORP INC
filed 2023-08-08
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	000-17820
LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 1, 2023, there were 65,029,482 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(dollars in thousands)	(unaudited)
Assets
Cash	$194,256	$223,299
Interest-bearing deposits due from banks	25,286	12,651
Total cash and cash equivalents	219,542	235,950
Investment securities available for sale, at fair value (allowance for credit losses of $0 at June 30, 2023 and $310 at December 31, 2022)	988,973	1,054,312
Investment securities held to maturity (fair value of $730,805 at June 30, 2023 and $760,455 at December 31, 2022 and allowance for credit losses of $146 at June 30, 2023 and $107 at December 31, 2022)	879,106	923,308
Equity securities, at fair value	17,429	17,283
Federal Home Loan Bank and other membership bank stock, at cost	53,103	42,483
Loans held for sale	563	536
Loans, net of deferred fees	8,101,287	7,866,050
Less: Allowance for credit losses	73,965	70,264
Total loans, net	8,027,322	7,795,786
Premises and equipment, net	55,114	55,429
Operating lease right-of-use assets	18,478	20,052
Accrued interest receivable	34,232	33,374
Goodwill	271,829	271,829
Other intangible assets	8,060	9,088
Bank owned life insurance	158,193	156,985
Other assets	166,022	167,425
Total Assets	$10,897,966	$10,783,840
Liabilities and Stockholders' Equity
Liabilities
Deposits	$8,444,681	$8,567,471
Federal funds purchased and securities sold under agreements to repurchase	938,718	728,797
Other borrowings	25,000	25,000
Subordinated debentures	194,486	194,264
Operating lease liabilities	19,710	21,449
Other liabilities	143,669	138,272
Total Liabilities	9,766,264	9,675,253
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 65,159,220 shares and outstanding 65,028,185 shares at June 30, 2023 and issued 65,002,738 shares and outstanding 64,871,703 shares at December 31, 2022	856,807	855,425
Retained earnings	352,779	329,375
Treasury shares, at cost, 131,035 shares at June 30, 2023 and December 31, 2022	(1,452)	(1,452)
Accumulated other comprehensive loss	(76,432)	(74,761)
Total Stockholders' Equity	1,131,702	1,108,587
Total Liabilities and Stockholders' Equity	$10,897,966	$10,783,840
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans and fees	$105,261	$76,973	$205,742	$144,782
Federal funds sold and interest-bearing deposits with banks	1,981	235	2,709	417
Taxable investment securities and other	11,939	8,285	23,493	14,994
Tax-exempt investment securities	1,587	1,442	3,229	2,744
Total Interest Income	120,768	86,935	235,173	162,937
Interest Expense
Deposits	36,704	4,829	65,862	8,868
Federal funds purchased and securities sold under agreements to repurchase	10,365	150	17,587	170
Other borrowings	2,157	1,654	4,257	3,209
Total Interest Expense	49,226	6,633	87,706	12,247
Net Interest Income	71,542	80,302	147,467	150,690
Provision for credit losses	1,947	3,644	9,840	9,916
Net Interest Income after Provision for Credit Losses	69,595	76,658	137,627	140,774
Noninterest Income
Service charges on deposit accounts	2,844	2,711	5,633	5,337
Commissions and fees	1,863	2,555	3,788	4,661
Income on bank owned life insurance	1,021	820	1,797	1,650
(Loss) gain on equity securities	(135)	(364)	13	(849)
Gains on sales of loans held for sale	229	715	659	2,141
Swap income	361	399	417	399
Other income	486	227	627	504
Total Noninterest Income	6,669	7,063	12,934	13,843
Noninterest Expense
Compensation and employee benefits	27,585	26,938	57,581	54,617
Premises and equipment	7,992	7,679	15,969	15,651
FDIC insurance expense	1,627	672	2,590	1,344
Data processing expense	2,025	1,891	3,887	3,561
Merger-related expenses	242	—	537	4,585
Other expenses	7,537	7,888	15,049	15,269
Total Noninterest Expense	47,008	45,068	95,613	95,027
Income before provision for income taxes	29,256	38,653	54,948	59,590
Provision for income taxes	6,628	9,536	12,515	14,544
Net Income	$22,628	$29,117	$42,433	$45,046
Per Share of Common Stock
Basic earnings	$0.34	$0.44	$0.65	$0.69
Diluted earnings	$0.34	$0.44	$0.64	$0.69
Dividends paid	$0.145	$0.145	$0.290	$0.280
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income	$22,628	$29,117	$42,433	$45,046
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale	(9,000)	(19,688)	(1,418)	(50,653)
Amortization of gain on debt securities reclassified to held to maturity	(127)	(148)	(253)	(283)
Other comprehensive loss	(9,127)	(19,836)	(1,671)	(50,936)
Total comprehensive income (loss)	$13,501	$9,281	$40,762	$(5,890)
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended June 30, 2023 and 2022

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

April 1, 2022	$852,110	$266,460	$(1,452)	$(27,836)	$1,089,282
Net income	—	29,117	—	—	29,117
Other comprehensive loss, net of tax	—	—	—	(19,836)	(19,836)
Stock-based compensation	1,159	—	—	—	1,159
Retirement of restricted stock	(63)	—	—	—	(63)
Cash dividends on common stock of $0.145 per share	—	(9,514)	—	—	(9,514)
June 30, 2022	$853,206	$286,063	$(1,452)	$(47,672)	$1,090,145

April 1, 2023	$855,657	$339,680	$(1,452)	$(67,305)	$1,126,580
Net income	—	22,628	—	—	22,628
Other comprehensive loss, net of tax	—	—	—	(9,127)	(9,127)
Stock-based compensation	1,192	—	—	—	1,192
Retirement of restricted stock	(42)	—	—	—	(42)
Cash dividends on common stock of $0.145 per share	—	(9,529)	—	—	(9,529)
June 30, 2023	$856,807	$352,779	$(1,452)	$(76,432)	$1,131,702
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2023 and 2022

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2022	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	45,046	—	—	45,046
Other comprehensive loss, net of tax	—	—	—	(50,936)	(50,936)
Issuance of stock for 1st Constitution acquisition	285,742	—	—	—	285,742
Stock based compensation	2,598	—	—	—	2,598
Retirement of restricted stock	(996)	—	—	—	(996)
Cash dividends on common stock of $0.280 per share	—	(18,323)	—	—	(18,323)
June 30, 2022	$853,206	$286,063	$(1,452)	$(47,672)	$1,090,145

January 1, 2023	$855,425	$329,375	$(1,452)	$(74,761)	$1,108,587
Net income	—	42,433	—	—	42,433
Other comprehensive loss, net of tax	—	—	—	(1,671)	(1,671)
Stock based compensation	2,917	—	—	—	2,917
Retirement of restricted stock	(1,535)	—	—	—	(1,535)
Cash dividends on common stock of $0.290 per share	—	(19,029)	—	—	(19,029)
June 30, 2023	$856,807	$352,779	$(1,452)	$(76,432)	$1,131,702
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$42,433	$45,046
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,781	2,580
Depreciation and amortization	2,223	3,320
Amortization of intangible assets	1,028	1,189
Amortization of operating lease right-of-use assets	2,041	2,058
Provision for credit losses	9,840	9,916
Loans originated for sale	(20,109)	(41,914)
Proceeds from sales of loans held for sale	20,742	49,450
(Gain) loss on equity securities	(13)	849
Income on bank owned life insurance	(1,577)	(1,558)
Gains on proceeds from bank owned life insurance policies	(220)	(92)
Gains on sales of loans held for sale	(659)	(2,141)
Gains on other real estate and other repossessed assets	(11)	(12)
Loss on sales of premises and equipment	—	215
Loss on sale of asset	41	—
Impairment of property held for sale	—	100
Stock-based compensation	2,917	2,598
Excess tax benefits	129	65
Increase in other assets	(922)	(18,209)
Increase in other liabilities	3,356	13,855
Net Cash Provided by Operating Activities	64,020	67,315
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	—	326,236
Proceeds from repayments and maturities of available for sale securities	55,252	82,343
Proceeds from repayments and maturities of held to maturity securities	45,317	66,692
Purchase of available for sale securities	—	(308,075)
Purchase of held to maturity securities	(3,540)	(62,306)
Purchase of equity securities	(133)	(1,075)
Death benefit proceeds from bank owned life insurance policy	716	134
Proceeds from redemptions of Federal Home Loan Bank stock	110,949	9,240
Purchases of Federal Home Loan Bank stock	(121,569)	(24,591)
Net increase in loans	(232,516)	(329,049)
Proceeds from sales of other real estate and repossessed assets	1,925	12
Proceeds from dispositions and sales of premises and equipment	—	598
Purchases of premises and equipment	(3,498)	(2,664)
Net Cash Used in Investing Activities	(147,097)	(242,505)
Cash Flows from Financing Activities:
Net decrease in deposits	(122,688)	(114,308)
Increase in federal funds purchased and securities sold under agreements to repurchase	209,921	325,753
Retirement of restricted stock	(1,535)	(996)
Dividends paid	(19,029)	(18,323)
Net Cash Provided by Financing Activities	66,669	192,126
Net (decrease) increase in cash and cash equivalents	(16,408)	16,936
Cash and cash equivalents, beginning of period	235,950	228,530
Cash and cash equivalents, end of period	$219,542	$245,466

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$13,148	$10,153
Cash paid during the period for interest	82,273	12,467
Right-of-use assets obtained in exchange for new lease liabilities	467	89
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,247
Investment securities available for sale	—	217,774
Investment securities held to maturity	—	124,485
Loans held for sale	—	4,620
Loans	—	1,095,266
Fixed Assets	—	13,748
Operating lease right-of-use assets	—	12,991
Goodwill and other intangible assets, net	—	124,570
Bank owned life insurance	—	37,580
Other assets	—	8,820
Total non-cash assets acquired	—	1,641,101
Liabilities assumed:
Deposits	—	1,650,613
Subordinated debt	—	14,734
Operating lease liabilities	—	12,991
Other liabilities	—	3,257
Total liabilities assumed	—	1,681,595
Common stock issued	$—	$285,742
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2023 do not necessarily indicate the results that the Company will achieve for all of 2023.
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
The transaction has been approved by the boards of directors of both companies and, on February 1, 2023, shareholders of each company approved the proposed merger. The merger is expected to close in the second half of 2023, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $242,000 during the second quarter of 2023 and $537,000 for the six months ended June 30, 2023.
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
Direct costs related to the 1st Constitution acquisition were expensed as incurred in 2022. The Company incurred no merger-related expenses in the second quarter of 2022 and $4.6 million of merger-related expenses in the six months ended June 30, 2022 that have been separately stated in the Company's Consolidated Statements of Income.

Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$22,628	$29,117	$42,433	$45,046
Less: earnings allocated to participating securities	244	357	439	510
Net income allocated to common shareholders	$22,384	$28,760	$41,994	$44,536
Weighted average number of common shares outstanding - basic	65,059	64,828	65,013	64,397
Share-based plans	113	161	187	218
Weighted average number of common shares outstanding - diluted	65,172	64,989	65,200	64,615
Basic earnings per share	$0.34	$0.44	$0.65	$0.69
Diluted earnings per share	$0.34	$0.44	$0.64	$0.69
There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2023 and 2022.
Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$359,909	$105	$(26,323)	$—	$333,691
Mortgage-backed securities, residential	337,275	—	(39,471)	—	297,804
Collateralized mortgage obligations, residential	160,507	—	(16,070)	—	144,437
Mortgage-backed securities, multifamily	989	—	(221)	—	768
Collateralized mortgage obligations, multifamily	50,183	—	(4,846)	—	45,337
Asset-backed securities	48,566	14	(1,117)	—	47,463
Obligations of states and political subdivisions	21,875	—	(838)	—	21,037
Corporate bonds	115,651	—	(17,215)	—	98,436
Total	$1,094,955	$119	$(106,101)	$—	$988,973

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$383,958	$100	$(28,419)	$—	$355,639
Mortgage-backed securities, residential	351,355	6	(40,748)	—	310,613
Collateralized mortgage obligations, residential	170,502	—	(16,444)	—	154,058
Mortgage-backed securities, multifamily	1,000	—	(215)	—	785
Collateralized mortgage obligations, multifamily	51,108	—	(4,775)	—	46,333
Asset-backed securities	54,105	—	(1,710)	—	52,395
Obligations of states and political subdivisions	22,112	—	(989)	(1)	21,122
Corporate bonds	124,394	—	(10,718)	(309)	113,367
Total	$1,158,534	$106	$(104,018)	$(310)	$1,054,312

The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$10,765	$10	$(699)	$—	$10,076
Mortgage-backed securities, residential	347,134	31	(56,223)	—	290,942
Collateralized mortgage obligations, residential	12,661	—	(2,586)	—	10,075
Mortgage-backed securities, multifamily	5,048	—	(741)	—	4,307
Obligations of states and political subdivisions	500,644	18	(87,438)	(25)	413,199
Corporate bonds	3,000	—	(673)	(121)	2,206
Total	$879,252	$59	$(148,360)	$(146)	$730,805

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$11,099	$11	$(725)	$—	$10,385
Mortgage-backed securities, residential	360,683	57	(58,128)	—	302,612
Collateralized mortgage obligations, residential	13,026	—	(2,570)	—	10,456
Mortgage-backed securities, multifamily	5,094	—	(747)	—	4,347
Obligations of states and political subdivisions	530,513	2	(100,400)	(7)	430,108
Corporate bonds	3,000	—	(353)	(100)	2,547
Total	$923,415	$70	$(162,923)	$(107)	$760,455
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of June 30, 2023. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$43,295	$42,447	$40,956	$40,835
Due after one year through five years	245,438	228,532	34,856	32,895
Due after five years through ten years	148,560	127,771	85,531	73,664
Due after ten years	60,142	54,414	353,066	278,087
	497,435	453,164	514,409	425,481
Mortgage-backed and asset-backed securities	597,520	535,809	364,843	305,324
Total	$1,094,955	$988,973	$879,252	$730,805
During the three and six months ended June 30, 2023 and 2022, there were no sales of available for sale securities. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.63 billion and $1.34 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, expand secured borrowing capacity and for other purposes required by applicable laws and regulations.

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

June 30, 2023	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$13,654	$26	$306,321	$26,297	60	$319,975	$26,323
Mortgage-backed securities, residential	6,258	393	291,546	39,078	134	297,804	39,471
Collateralized mortgage obligations, residential	8,929	505	135,508	15,565	100	144,437	16,070
Mortgage-backed securities, multifamily	—	—	768	221	1	768	221
Collateralized mortgage obligations, multifamily	7	—	45,330	4,846	20	45,337	4,846
Asset-backed securities	—	—	44,361	1,117	14	44,361	1,117
Obligations of states and political subdivisions	2,055	45	18,242	793	45	20,297	838
Corporate bonds	8,651	1,349	89,784	15,866	47	98,435	17,215
Total	$39,554	$2,318	$931,860	$103,783	421	$971,414	$106,101
Held to Maturity
U.S. government agencies	$—	$—	$8,897	$699	3	$8,897	$699
Mortgage-backed securities, residential	22,367	1,160	264,797	55,063	187	287,164	56,223
Collateralized mortgage obligations, residential	—	—	10,075	2,586	11	10,075	2,586
Mortgage-backed securities, multifamily	—	—	4,307	741	4	4,307	741
Obligations of states and political subdivisions	34,249	155	372,367	87,283	357	406,616	87,438
Corporate bonds	—	—	2,327	673	1	2,327	673
Total	$56,616	$1,315	$662,770	$147,045	563	$719,386	$148,360

December 31, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$114,514	$5,856	$229,094	$22,563	67	$343,608	$28,419
Mortgage-backed securities, residential	127,363	12,399	182,079	28,349	135	309,442	40,748
Collateralized mortgage obligations, residential	66,316	3,958	87,742	12,486	104	154,058	16,444
Mortgage-backed securities, multifamily	—	—	786	215	1	786	215
Collateralized mortgage obligations, multifamily	37,407	2,861	8,926	1,914	20	46,333	4,775
Asset-backed securities	34,871	977	17,524	733	17	52,395	1,710
Obligations of states and political subdivisions	3,771	276	16,746	713	46	20,517	989
Corporate bonds	88,489	7,437	22,880	3,281	49	111,369	10,718
Total	$472,731	$33,764	$565,777	$70,254	439	$1,038,508	$104,018
Held to Maturity
U.S. government agencies	$6,671	$336	$2,412	$389	3	$9,083	$725
Mortgage-backed securities, residential	$32,549	$2,275	$264,035	$55,853	182	$296,584	$58,128
Collateralized mortgage obligations, residential	4,668	516	5,787	2,054	12	10,455	2,570
Mortgage-backed securities, multifamily	2,671	376	1,676	371	4	4,347	747
Obligations of states and political subdivisions	82,459	3,689	341,076	96,711	379	423,535	100,400
Corporate bonds	—	—	2,647	353	1	2,647	353
Total	$129,018	$7,192	$617,633	$155,731	581	$746,651	$162,923
For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, adverse changes to the rating of the security by a rating agency, a security's market yield as compared to similar securities and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. In the first quarter of 2023, the Company recorded a provision and a subsequent charge-off of $6.6 million in subordinated debt securities of Signature Bank, which failed in March 2023.
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
The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

June 30, 2023	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$10,765	$—	$—	$—	$—	$10,765
Mortgage-backed securities, residential	347,134	—	—	—	—	347,134
Collateralized mortgage obligations, residential	12,661	—	—	—	—	12,661
Mortgage-backed securities, multifamily	5,048	—	—	—	—	5,048
Obligations of states and political subdivisions	153,506	313,581	—	—	33,557	500,644
Corporate bonds	—	—	—	3,000	—	3,000
Total	$529,114	$313,581	$—	$3,000	$33,557	$879,252

December 31, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$11,099	$—	$—	$—	$—	$11,099
Mortgage-backed securities, residential	360,683	—	—	—	—	360,683
Collateralized mortgage obligations, residential	13,026	—	—	—	—	13,026
Mortgage-backed securities, multifamily	5,094	—	—	—	—	5,094
Obligations of states and political subdivisions	156,661	317,566	1,020	—	55,266	530,513
Corporate bonds	—	—	—	3,000	—	3,000
Total	$546,563	$317,566	$1,020	$3,000	$55,266	$923,415
Equity securities at fair value
The Company has an equity securities portfolio, which primarily consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.4 million and $17.3 million at June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023 and 2022, the Company recorded no sales of equity securities or Community Reinvestment funds. The Company recorded fair value losses on equity securities of $135,000 for the second quarter of 2023 and fair value losses of $364,000 for the second quarter of 2022. The Company recorded fair value gains on equity securities of $13,000 for the six months ended June 30, 2023 and losses of $849,000 for the six months ended June 30, 2022. Fair value gain or loss on equity securities are recorded in noninterest income.
As of June 30, 2023, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2023, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also included $9.6 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of June 30, 2023. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2023	December 31, 2022
Non-owner occupied commercial	$2,991,124	$2,906,014
Owner occupied commercial	1,201,049	1,246,189
Multifamily	1,314,255	1,260,814
Non-owner occupied residential	205,818	218,026
Commercial, industrial and other	594,790	606,711
Construction	354,918	380,100
Equipment finance	173,469	151,574
Residential mortgage	922,109	765,552
Home equity and consumer	343,755	331,070
Total	$8,101,287	$7,866,050
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $25.2 million at June 30, 2023 and $24.5 million at December 31, 2022. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and totaled $1.3 million at June 30, 2023 and $2.1 million at December 31, 2022.
At June 30, 2023 and December 31, 2022, SBA Paycheck Protection Program ("PPP") loans totaled $389,000 and $435,000, respectively, and are included in the balance of commercial, industrial and other loans. Consumer loans included overdraft deposit balances of $604,000 and $1.3 million, at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the Company had $4.34 billion and $2.89 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB"), respectively.

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

The following table presents the risk category of loans by class of loan and vintage as of June 30, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$180,461	$664,822	$383,091	$480,262	$278,174	$831,539	$18,989	—	$2,837,338
Watch	764	1,260	—	21,375	8,875	58,777	—	—	91,051
Special mention	—	—	—	4,951	3,021	24,617	—	—	32,589
Substandard	—	—	—	—	—	30,146	—	—	30,146
Total	181,225	666,082	383,091	506,588	290,070	945,079	18,989	—	2,991,124
Owner occupied commercial
Pass	19,416	264,157	207,564	154,511	73,809	360,207	8,140	234	1,088,038
Watch	—	—	3,718	1,689	3,390	30,667	250	—	39,714
Special mention	—	1,310	20,191	5,707	1,840	17,997	—	—	47,045
Substandard	—	—	97	14,133	4,916	7,106	—	—	26,252
Total	19,416	265,467	231,570	176,040	83,955	415,977	8,390	234	1,201,049
Multifamily
Pass	68,918	302,926	240,378	249,302	65,575	328,008	2,723	—	1,257,830
Watch	—	—	5,753	24,477	—	2,463	—	—	32,693
Special mention	—	500	1,119	2,395	3,824	10,890	—	—	18,728
Substandard	—	—	—	—	—	5,004	—	—	5,004
Total	68,918	303,426	247,250	276,174	69,399	346,365	2,723	—	1,314,255
Non-owner occupied residential
Pass	3,448	35,027	28,833	20,029	24,831	79,203	5,675	4	197,050
Watch	—	—	—	—	—	3,855	75	—	3,930
Special mention	—	—	—	—	500	1,743	—	—	2,243
Substandard	—	—	—	41	548	2,006	—	—	2,595
Total	3,448	35,027	28,833	20,070	25,879	86,807	5,750	4	205,818
Commercial, industrial and other
Pass	13,029	45,275	46,009	24,715	29,601	47,435	343,805	1,507	551,376
Watch	2,556	223	583	72	162	2,447	6,488	—	12,531
Special mention	98	—	—	—	203	424	2,641	—	3,366
Substandard	—	375	464	—	—	348	26,330	—	27,517
Total	15,683	45,873	47,056	24,787	29,966	50,654	379,264	1,507	594,790
Current YTD period:
Gross charge-offs	—	—	—	—	—	13	—	—	13
Construction
Pass	22,533	119,661	122,275	22,832	5,827	4,662	17,122	3,711	318,623
Watch	2	1,798	8,131	13,194	—	—	472	—	23,597
Substandard	—	—	—	—	—	12,698	—	—	12,698
Total	22,535	121,459	130,406	36,026	5,827	17,360	17,594	3,711	354,918
Current YTD period:
Gross charge-offs	—	13	—	—	—	—	—	—	13

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Equipment finance
Pass	49,046	66,112	29,587	15,427	9,976	1,958	—	—	172,106
Substandard	64	269	135	47	837	11	—	—	1,363
Total	49,110	66,381	29,722	15,474	10,813	1,969	—	—	173,469
Current YTD period:
Gross charge-offs	—	—	60	—	13	10	—	—	83

Residential mortgage
Pass	183,889	316,549	163,362	104,090	33,785	118,480	—	—	920,155
Substandard	—	—	—	195	459	1,300	—	—	1,954
Total	183,889	316,549	163,362	104,285	34,244	119,780	—	—	922,109
Consumer
Pass	12,756	42,949	29,623	8,088	3,769	21,263	222,820	2	341,270
Substandard	—	—	—	—	—	690	29	1,766	2,485
Total	12,756	42,949	29,623	8,088	3,769	21,953	222,849	1,768	343,755
Current YTD period:
Gross charge-offs	138	6	18	—	1	15	—	—	178

Total loans	$556,980	$1,863,213	$1,290,913	$1,167,532	$553,922	$2,005,944	$655,559	$7,224	$8,101,287
Current YTD period:
Gross charge-offs	138	19	78	—	14	38	—	—	287

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$673,235	$391,748	$495,618	$271,109	$183,971	$703,852	$19,317	2,502	$2,741,352
Watch	1,272	—	21,720	26,906	12,099	48,314	—	—	110,311
Special mention	—	—	494	830	15,586	16,304	—	—	33,214
Substandard	—	—	—	—	133	21,004	—	—	21,137
Total	674,507	391,748	517,832	298,845	211,789	789,474	19,317	2,502	2,906,014
Owner occupied commercial
Pass	267,754	198,131	191,603	85,343	61,581	317,434	13,328	—	1,135,174
Watch	—	—	2,888	3,520	4,728	28,659	75	—	39,870
Special mention	585	17,778	5,749	1,862	3,701	20,292	—	—	49,967
Substandard	—	97	8,876	1,899	475	9,831	—	—	21,178
Total	268,339	216,006	209,116	92,624	70,485	376,216	13,403	—	1,246,189
Multifamily
Pass	312,910	221,306	265,187	67,072	95,432	249,021	5,288	—	1,216,216
Watch	—	5,817	11,692	—	—	2,504	—	—	20,013
Special mention	500	—	2,421	—	—	11,274	—	—	14,195
Substandard	—	—	—	3,864	—	6,526	—	—	10,390
Total	313,410	227,123	279,300	70,936	95,432	269,325	5,288	—	1,260,814
Non-owner occupied residential
Pass	37,445	29,365	22,133	24,205	18,489	67,114	7,513	21	206,285
Watch	—	—	—	2,068	—	5,244	75	—	7,387
Special mention	—	—	—	507	822	1,017	—	—	2,346
Substandard	—	—	—	—	—	2,008	—	—	2,008
Total	37,445	29,365	22,133	26,780	19,311	75,383	7,588	21	218,026
Commercial, industrial and other
Pass	48,719	51,894	27,644	57,124	13,936	39,892	339,040	245	578,494
Watch	251	704	237	211	—	1,424	10,001	—	12,828
Special mention	375	258	—	179	36	378	4,878	—	6,104
Substandard	776	242	—	450	4,722	183	2,912	—	9,285
Total	50,121	53,098	27,881	57,964	18,694	41,877	356,831	245	606,711
Construction
Pass	79,420	172,849	35,295	31,447	7,245	4,005	19,294	—	349,555
Watch	1,159	5,480	10,299	—	—	—	171	—	17,109
Substandard	—	95	—	—	—	13,341	—	—	13,436
Total	80,579	178,424	45,594	31,447	7,245	17,346	19,465	—	380,100
Equipment finance
Pass	74,840	36,087	20,382	15,738	3,862	546	—	—	151,455
Substandard	—	—	—	97	22	—	—	—	119
Total	74,840	36,087	20,382	15,835	3,884	546	—	—	151,574
Residential mortgage
Pass	323,636	167,791	110,199	35,180	20,218	106,391	—	—	763,415
Substandard	—	—	—	490	341	1,306	—	—	2,137
Total	323,636	167,791	110,199	35,670	20,559	107,697	—	—	765,552
Consumer
Pass	47,282	31,368	8,658	4,143	3,093	21,482	213,857	—	329,883
Substandard	33	—	—	—	23	853	278	—	1,187
Total	47,315	31,368	8,658	4,143	3,116	22,335	214,135	—	331,070
Total loans	$1,870,192	$1,331,010	$1,241,095	$634,244	$450,515	$1,700,199	$636,027	$2,768	$7,866,050

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

June 30, 2023		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,990,533	$—	$—	$591	$591	$2,991,124
Owner occupied commercial	1,192,553	98	1,692	6,706	8,496	1,201,049
Multifamily	1,312,870	1,119	—	266	1,385	1,314,255
Non-owner occupied residential	205,803	15	—	—	15	205,818
Commercial, industrial and other	593,029	14	76	1,671	1,761	594,790
Construction	354,918	—	—	—	—	354,918
Equipment finance	172,290	757	276	146	1,179	173,469
Residential mortgage	917,114	2,669	1,215	1,111	4,995	922,109
Consumer	341,819	391	74	1,471	1,936	343,755
Total	$8,080,929	$5,063	$3,333	$11,962	$20,358	$8,101,287

December 31, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,905,049	$346	$—	$619	$965	$2,906,014
Owner occupied commercial	1,235,134	2,854	477	7,724	11,055	1,246,189
Multifamily	1,260,135	—	679	—	679	1,260,814
Non-owner occupied residential	217,407	178	—	441	619	218,026
Commercial, industrial and other	603,731	55	3	2,922	2,980	606,711
Construction	379,120	—	—	980	980	380,100
Equipment finance	150,842	494	238	—	732	151,574
Residential mortgage	760,638	3,031	271	1,612	4,914	765,552
Consumer	330,119	841	62	48	951	331,070
Total	$7,842,175	$7,799	$1,730	$14,346	$23,875	$7,866,050

The following tables present information on non-accrual loans at June 30, 2023 and December 31, 2022:

June 30, 2023
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$864	$—	$—	$—
Owner occupied commercial	8,076	—	—	7,675
Multifamily	266	—	—	—
Non-owner occupied residential	41	—	—	—
Commercial, industrial and other	1,737	—	—	—
Construction	—	—	—	—
Equipment finance	644	—	—	—
Residential mortgage	1,954	—	—	—
Consumer	2,486	—	—	68
Total	$16,068	$—	$—	$7,743

December 31, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$618	$—	$—	$—
Owner occupied commercial	9,439	—	—	8,859
Non-owner occupied residential	441	—	—	440
Commercial, industrial and other	2,978	—	—	—
Construction	980	—	—	980
Equipment finance	114	—	—	—
Residential mortgage	2,011	—	—	—
Consumer	781	—	—	79
Total	$17,362	$—	$—	$10,358
At June 30, 2023 and December 31, 2022, there were no loans that were past due more than 89 days and still accruing. The Company had no residential mortgages and consumer loans included in non-accrual and that were in the process of foreclosure at June 30, 2023 and $898,000 in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure at December 31, 2022.
Purchased Credit Deteriorated ("PCD") Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At June 30, 2023, net PCD loans acquired from 1st Constitution totaled $74.2 million.

Troubled Debt Restructurings and Modifications of Loans to Debtors Experiencing Financial Difficulty
The Company adopted Accounting Standards Update 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") as of January 1, 2023. Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of troubled debt restructured loans ("TDRs") so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure above. It also replaces the historical disclosure of TDRs with the new disclosure of modifications of receivables to debtors experiencing financial difficulty.
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
During the three and six months ended June 30, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing TDRs. There were no loans that were restructured during the three and six months ended June 30, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted during the six months ended June 30, 2023 or 2022, respectively.

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
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At June 30, 2023, loans totaling $8.02 billion were evaluated collectively and the allowance on these balances totaled $70.8 million and loans totaling $84.1 million were evaluated on an individual basis with the specific allocations of the allowance for credit losses totaling $3.2 million. Loans evaluated on an individual basis include $74.6 million in PCD loans, which had a specific allowance for credit losses of $2.5 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$71,403	$67,112	$70,264	$58,047
Initial allowance for credit losses on PCD loans	—	—	—	12,077
Charge-offs on PCD loans	—	—	—	(7,634)
Charge-offs	(148)	(369)	(287)	(539)
Recoveries	288	510	353	672
Net recoveries (charge-offs)	140	141	66	(7,501)
Provision for credit loss - loans	2,422	1,583	3,635	6,213
Balance at end of the period	$73,965	$68,836	$73,965	$68,836
The provision for credit losses on loans for the second quarter of 2023 included a slight increase in qualitative factors due to uncertainty in the economy compared to the second quarter of 2022, which was partially offset by a decrease in the total of individually evaluated loans, while the provision for the six months ended June 30, 2022 was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans. Charge-offs in the six months ended June 30, 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended 2023 and 2022:

(in thousands)	Balance at March 31, 2023	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at June 30, 2023
Non-owner occupied commercial	$24,281	$—	$—	$(738)	$23,543
Owner occupied commercial	6,058	—	6	100	6,164
Multifamily	9,010	—	—	27	9,037
Non-owner occupied residential	2,593	—	—	(189)	2,404
Commercial, industrial and other	8,111	(13)	176	605	8,879
Construction	3,105	(13)	—	(360)	2,732
Equipment finance	4,448	(22)	10	2,048	6,484
Residential mortgage	8,944	—	—	661	9,605
Consumer	4,853	(100)	96	268	5,117
Total	$71,403	$(148)	$288	$2,422	$73,965

(in thousands)	Balance at March 31, 2022	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at June 30, 2022
Non owner occupied commercial	$23,649	$—	$—	$4	$273	$23,926
Owner occupied commercial	6,125	—	(4)	341	476	6,938
Multifamily	8,300	—	—	—	141	8,441
Non owner occupied residential	2,908	—	—	—	(15)	2,893
Commercial, industrial and other	11,674	—	(305)	33	(1,313)	10,089
Construction	1,727	—	—	—	1,210	2,937
Equipment finance	2,459	—	(24)	64	(246)	2,253
Residential mortgage	5,686	—	—	—	893	6,579
Consumer	4,584	—	(36)	68	164	4,780
Total	$67,112	$—	$(369)	$510	$1,583	$68,836

(in thousands)	Balance at December 31, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at June 30, 2023
Non-owner occupied commercial	$23,462	$—	$—	$81	$23,543
Owner occupied commercial	6,696	—	6	(538)	6,164
Multifamily	9,425	—	—	(388)	9,037
Non-owner occupied residential	2,643	—	—	(239)	2,404
Commercial, industrial and other	8,836	(13)	211	(155)	8,879
Construction	2,968	(13)	—	(223)	2,732
Equipment finance	3,445	(83)	25	3,097	6,484
Residential mortgage	8,041	—	—	1,564	9,605
Consumer	4,748	(178)	111	436	5,117
Total	$70,264	$(287)	$353	$3,635	$73,965

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at June 30, 2022
Non owner occupied commercial	$20,071	$1,312	$(4)	$4	$2,543	$23,926
Owner occupied commercial	3,964	1,137	(38)	351	1,524	6,938
Multifamily	8,309	4	—	—	128	8,441
Non owner occupied residential	2,380	175	—	14	324	2,893
Commercial, industrial and other	9,891	2,413	(1,128)	78	(1,165)	10,089
Construction	838	6,843	(6,807)	3	2,060	2,937
Equipment finance	3,663	—	(121)	79	(1,368)	2,253
Residential mortgage	3,914	179	—	48	2,438	6,579
Consumer	5,017	14	(75)	95	(271)	4,780
Total	$58,047	$12,077	$(8,173)	$672	$6,213	$68,836

The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at June 30, 2023 and December 31, 2022:

June 30, 2023	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,962,009	$29,115	$2,991,124	$591	$22,952	$23,543
Owner occupied commercial	7,498	1,160,453	33,098	1,201,049	906	5,258	6,164
Multifamily	—	1,308,261	5,994	1,314,255	16	9,021	9,037
Non-owner occupied residential	523	204,260	1,035	205,818	15	2,389	2,404
Commercial, industrial and other	1,531	589,290	3,969	594,790	1,508	7,371	8,879
Construction	—	354,918	—	354,918	—	2,732	2,732
Equipment finance	—	173,469	—	173,469	—	6,484	6,484
Residential mortgage	—	920,903	1,206	922,109	154	9,451	9,605
Consumer	—	343,613	142	343,755	—	5,117	5,117
Total loans	$9,552	$8,017,176	$74,559	$8,101,287	$3,190	$70,775	$73,965

December 31, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,871,950	$34,064	2,906,014	$753	$22,709	$23,462
Owner occupied commercial	12,041	1,202,919	31,229	1,246,189	983	5,713	6,696
Multifamily	—	1,254,412	6,402	1,260,814	5	9,420	9,425
Non-owner occupied residential	441	216,516	1,069	218,026	16	2,627	2,643
Commercial, industrial and other	2,806	594,568	9,337	606,711	2,150	6,686	8,836
Construction	980	379,120	—	380,100	—	2,968	2,968
Equipment finance	—	151,574	—	151,574	—	3,445	3,445
Residential mortgage	—	764,340	1,212	765,552	181	7,860	8,041
Consumer	—	330,920	150	331,070	3	4,745	4,748
Total loans	$16,268	$7,766,319	$83,463	$7,866,050	$4,091	$66,173	$70,264
Allowance for Credit Losses - Securities
At June 30, 2023, the balance of the allowance for credit loss on available for sale and held to maturity securities was $0 and $146,000, respectively. At December 31, 2022, the Company reported an allowance for credit losses on available for sale securities of $310,000 and an allowance for credit losses on held to maturity securities of $107,000.
The allowance for credit losses on securities is summarized in the following tables:

Available for Sale	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$160	$1,267	$310	$83
Charge-offs	$—	$—	(6,640)
Recoveries	$—	$—	—
Net charge-offs	$—	$—	(6,640)
(Benefit) provision for credit loss expense	(160)	1,535	6,330	2,719
Balance at end of the period	$—	$2,802	$—	$2,802

Held to Maturity	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$157	$199	$107	$181
(Benefit) provision for credit loss expense	(11)	(9)	39	9
Balance at end of the period	$146	$190	$146	$190

The provision for credit loss expense for available for sale securities increased from $2.7 million in the first half of 2022 to $6.3 million in the first half of 2023 as a result of a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $9.0 million at June 30, 2023 and $8.7 million at December 31, 2022. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At June 30, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance sheet exposures was $2.8 million and $3.0 million, respectively. For the three months ended June 30, 2023 and three months ended June 30, 2022, the Company recorded a benefit for credit losses on off-balance-sheet exposures of $304,000 and a provision for credit losses on off-balance sheet exposures of $535,000, respectively. For the six months ended June 30, 2023 and six months ended June 30, 2022, the Company recorded a benefit for credit losses on off-balance sheet exposures of $164,000 and a provision for credit losses on off-balance sheet exposures of $975,000, respectively.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2025. At June 30, 2023, the Company had lease liabilities totaling $19.7 million and right-of-use assets totaling $18.5 million related to these leases. At December 31, 2022, the Company had lease liabilities totaling $21.4 million and right-of-use assets totaling $20.1 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

At June 30, 2023, the weighted average remaining lease term for operating leases was 8.08 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.18%. At December 31, 2022, the weighted average remaining lease term for operating leases was 8.23 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.13%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,164	$1,242	$2,354	$2,468
Short-term lease cost	—	7	—	18
Variable lease cost	14	17	29	33
Sublease income	$(33)	$(32)	(65)	(64)
Net lease cost	$1,145	$1,234	$2,318	$2,455
The table below presents other information on the Company's operating leases for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,206	$1,985
Right-of-use assets obtained in exchange for new operating lease liabilities	467	89
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2023 or June 30, 2022. At June 30, 2023, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2023 are as follows:

(in thousands)
Within one year	$4,774
After one year but within three years	7,204
After three years but within five years	4,239
After five years	6,439
Total undiscounted cash flows	22,656
Discount on cash flows	(2,946)
Total operating lease liabilities	$19,710

Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	June 30, 2023		December 31, 2022

Noninterest-bearing demand	$1,866,252	22.1%	$2,113,289	24.7%
Interest-bearing checking	2,952,280	35.0%	3,079,249	35.9%
Money market	1,031,310	12.2%	1,192,353	13.9%
Savings	791,594	9.4%	974,403	11.4%
Certificates of deposit $250 thousand and under	1,330,090	15.7%	901,505	10.5%
Certificates of deposit over $250 thousand	473,155	5.6%	306,672	3.6%
Total deposits	$8,444,681	100.0%	$8,567,471	100.0%
At June 30, 2023 and December 31, 2022, certificates of deposit obtained through brokers totaled $150.0 million and $33.1 million, respectively. Brokered deposits are included in the Consolidated Balance Sheets as certificates of deposit $250,000 and under.
Note 9 – Borrowings
Overnight and Short-Term Borrowings
At June 30, 2023, the Company had $913.0 million overnight and short-term borrowings from the FHLB and $700.0 million at December 31, 2022. At June 30, 2023, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland had no overnight or short-term borrowings from correspondent banks at June 30, 2023 and December 31, 2022, respectively. Lakeland may also borrow from the discount window or under the Bank Term Funding Program ("BTFP") of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2023 or December 31, 2022.
Also included in the balances at June 30, 2023 and December 31, 2022 were short-term securities sold under agreements to repurchase of $25.7 million and $28.8 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of June 30, 2023, the Company had $22.3 million of mortgage-backed securities and $15.2 million of collateralized mortgage obligations pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
The Company had one advance from the FHLB, which totaled $25.0 million at both June 30, 2023 and December 31, 2022, with a weighted average interest rate of 0.77% and a maturity date in 2025. The advance was collateralized by first mortgage loans and has prepayment penalties.
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

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2023	17,722	$19.74
Granted	18,520	17.95
Vested	(17,722)	19.74
Outstanding, June 30, 2023	18,520	$17.95
In the first six months of 2023, the Company granted 18,520 shares of restricted stock to non-employee directors at a grant date fair value of $17.95 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $332,000 over a one year period. In the first six months of 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $350,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $83,000 and $88,000 for the second quarter of 2023 and 2022, respectively, and $166,000 and $175,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was unrecognized compensation cost of $166,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.55 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2023	589,420	$17.21
Granted	269,070	19.15
Vested	(228,386)	16.36
Forfeited	(10,252)	18.32
Outstanding, June 30, 2023	619,852	$18.34
In the first six months of 2023, the Company granted 269,070 RSUs under the Plan at a weighted average grant date fair value of $19.15 per share. These units vest within a range of 2 to 3 years. A portion of these RSUs will vest subject to certain performance conditions in the applicable RSU agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.7 million per year over a three-year period. In the first six months of 2022, the Company granted 313,754 RSUs under the Plan at a weighted average grant date fair value of $18.00 per share. Compensation expense on these RSUs is expected to average approximately $1.9 million per year over a three-year period.
For both of the second quarters of 2023 and 2022, the Company recognized share-based compensation expense on RSUs of $1.1 million, and $2.8 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively. Unrecognized compensation expense related to RSUs was approximately $7.4 million as of June 30, 2023, and that cost is expected to be recognized over a period of 1.5 years.
Stock Options
At June 30, 2023 and December 31, 2022, there were no stock options outstanding under the Plan. There were no stock option grants in the first six months of 2023 or 2022. There were no stock options exercised during the first six months of 2023 or 2022.

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

The following table sets forth the components of noninterest income for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Deposit-Related Fees and Charges
Debit card interchange income	$1,723	$1,737	$3,333	$3,309
Overdraft charges	761	756	1,601	1,525
ATM service charges	197	208	375	379
Demand deposit fees and charges	140	(7)	279	87
Savings service charges	23	17	45	37
Total deposit-related fees and charges	2,844	2,711	5,633	5,337
Commissions and fees
Loan fees	577	781	1,124	1,590
Wire transfer charges	474	525	906	982
Investment services income	282	700	711	1,105
Merchant fees	304	302	595	553
Commissions from sales of checks	91	91	179	175
Safe deposit income	103	99	206	153
Other income	26	50	57	87
Total commissions and fees	1,857	2,548	3,778	4,645
Gains on sales of loans held for sale	229	715	659	2,141
Other income
Gains on customer swap transactions	361	399	417	399
Title insurance income	—	2	19	2
Other income	453	519	586	788
Total other income	814	920	1,022	1,189
Revenue not from contracts with customers	925	169	1,842	531
Total Noninterest Income	$6,669	$7,063	$12,934	$13,843
Timing of Revenue Recognition:
Products and services transferred at a point in time	5,744	6,894	11,092	13,312
Revenue not from contracts with customers	925	169	1,842	531
Total Noninterest Income	$6,669	$7,063	$12,934	$13,843
Note 12 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Consulting and advisory board fees	921	927	1,922	1,981
ATM and debit card expense	737	709	1,461	1,366
Telecommunications expense	630	564	1,287	1,146
Marketing expense	547	760	1,058	1,157
Intangible asset amortization	512	593	1,028	1,189
Other operating expenses	4,190	4,335	8,293	8,430
Total other operating expenses	$7,537	$7,888	$15,049	$15,269

Note 13 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	June 30, 2023			June 30, 2022
(in thousands)	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period	$(12,368)	$3,368	$(9,000)	$(26,758)	$7,070	$(19,688)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(174)	47	(127)	(203)	55	(148)
Other comprehensive loss, net	$(12,542)	$3,415	$(9,127)	$(26,961)	$7,125	$(19,836)

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(in thousands)	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period	$(2,070)	$652	$(1,418)	$(68,722)	$18,069	$(50,653)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(346)	93	(253)	(379)	96	(283)
Other comprehensive loss, net	$(2,416)	$745	$(1,671)	$(69,101)	$18,165	$(50,936)

The following tables show the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented, net of tax:

	For the Three Months Ended June 30, 2023
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(69,147)	$1,842	$(67,305)
Net current period other comprehensive loss	(9,000)	(127)	(9,127)
Ending balance	$(78,147)	$1,715	$(76,432)

	For the Three Months Ended June 30, 2022
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(30,220)	$2,384	$(27,836)
Net current period other comprehensive loss	(19,688)	(148)	(19,836)
Ending balance	$(49,908)	$2,236	$(47,672)

	For the For the Six Months Ended June 30, 2023
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(76,729)	$1,968	$(74,761)
Net current period other comprehensive loss	(1,418)	(253)	(1,671)
Ending balance	$(78,147)	$1,715	$(76,432)

	For the For the Six Months Ended June 30, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$745	$2,519	$3,264
Net current period other comprehensive loss	(50,653)	(283)	(50,936)
Ending balance	$(49,908)	$2,236	$(47,672)
Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had no investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at June 30, 2023 and December 31, 2022.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2023	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$999,400	6.8	3.77%	1 Mo. SOFR + 2.00	$97,886
Third Party interest rate swaps	3,826	5.7	4.23%	1 Mo. LIBOR + 1.40	206
Customer interest rate swaps	97,926	6.0	6.04%	1 Mo. SOFR + 1.99	1,200
Classified in Other Liabilities:
Customer interest rate swaps	$999,400	6.8	3.77%	1 Mo. SOFR + 2.00	$(97,891)
Customer interest rate swaps	3,826	5.7	4.23%	1 Mo. LIBOR + 1.40	(206)
Third Party interest rate swaps	97,926	6.0	6.04%	1 Mo. SOFR + 1.99	(1,200)

December 31, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$94,800
Third Party interest rate swaps	48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	1,841
Customer interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	1,207
Classified in Other Liabilities:
Customer interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	(94,800)
Customer interest rate swaps	48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	(1,841)
Third party interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	(1,207)

Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at June 30, 2023 and December 31, 2022. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three and six months ended June 30, 2023, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2023 and 2022.
The Company had core deposit intangibles of $8.1 million and $9.1 million at June 30, 2023 and December 31, 2022, respectively. The Company recorded core deposit intangible of $9.0 million in connection with the 1st Constitution acquisition. Amortization of core deposit intangible totaled $512,000 and $593,000 for the second quarters of 2023 and 2022, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expense for the remainder of 2023 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2023	$1,001
2024	1,737
2025	1,465
2026	1,193
2027	955
2028	724
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

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2023 and during 2022, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$153,912	$179,779	$—	$333,691
Mortgage-backed securities, residential	—	297,804	—	297,804
Collateralized mortgage obligations, residential	—	144,437	—	144,437
Mortgage-backed securities, multifamily	—	768	—	768
Collateralized mortgage obligations, multifamily	—	45,337	—	45,337
Asset-backed securities	—	47,463	—	47,463
Obligations of states and political subdivisions	—	21,037	—	21,037
Corporate bonds	—	98,436	—	98,436
Total investment securities, available for sale	153,912	835,061	—	988,973
Equity securities	—	17,429	—	17,429
Derivative assets	—	99,292	—	99,292
Total Assets	$153,912	$951,782	$—	$1,105,694
Liabilities:
Derivative liabilities	$—	$99,297	$—	$99,297
Total Liabilities	$—	$99,297	$—	$99,297

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$162,438	$193,201	$—	$355,639
Mortgage-backed securities, residential	—	310,613	—	310,613
Collateralized mortgage obligations, residential	—	154,058	—	154,058
Mortgage-backed securities, multifamily	—	785	—	785
Collateralized mortgage obligations, multifamily	—	46,333	—	46,333
Asset-backed securities	—	52,395	—	52,395
Obligations of states and political subdivisions	—	21,122	—	21,122
Corporate bonds	—	113,367	—	113,367
Total investment securities, available for sale	162,438	891,874	—	1,054,312
Equity securities	—	17,283	—	17,283
Derivative assets	—	97,848	—	97,848
Total Assets	$162,438	$1,007,005	$—	$1,169,443
Liabilities:
Derivative liabilities	$—	$97,848	$—	$97,848
Total Liabilities	$—	$97,848	$—	$97,848
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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At June 30, 2023 and December 31, 2022, the Company had no OREO or other repossessed assets.
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

The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2023
Assets:
Individually evaluated loans	$—	$—	$2,017	$2,017
December 31, 2022
Assets:
Individually evaluated loans	$—	$—	$4,489	$4,489
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
The estimation methodologies used, the estimated fair values and recorded book balances at June 30, 2023 and December 31, 2022, are outlined below.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$10,765	$10,076	$—	$10,076	$—
Mortgage-backed securities, residential	347,134	290,942	—	290,942	—
Collateralized mortgage obligations, residential	12,661	10,075	—	10,075	—
Mortgage-backed securities, multifamily	5,048	4,307	—	4,307	—
Obligations of states and political subdivisions	500,619	413,199	—	413,199	—
Corporate bonds	2,879	2,206	—	2,206	—
Total investment securities, held to maturity	$879,106	$730,805	$—	$730,805	$—
Federal Home Loan Bank and other membership bank stocks	53,103	53,103	—	53,103	—
Loans, net	8,027,322	7,666,221	—	—	7,666,221
Financial Liabilities:
Certificates of deposit	1,803,245	1,776,937	—	1,776,937	—
Other borrowings	25,000	23,242	—	23,242	—
Subordinated debentures	194,486	144,569	—	—	144,569

December 31, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$11,099	$10,385	$—	$10,385	$—
Mortgage-backed securities, residential	360,683	302,612	—	302,612	—
Collateralized mortgage obligations, residential	13,026	10,456	—	10,456	—
Mortgage-backed securities, multifamily	5,094	4,347	—	4,347	—
Obligations of states and political subdivisions	530,506	430,108	—	428,635	1,473
Corporate bonds	2,900	2,547	—	2,547	—
Total investment securities, held to maturity	923,308	760,455	—	758,982	1,473
Federal Home Loan Bank and other membership bank stocks	42,483	42,483	—	42,483	—
Loans, net	7,795,786	7,561,997	—	—	7,561,997
Financial Liabilities:
Certificates of deposit	1,208,177	1,174,230	—	1,174,230	—
Other borrowings	25,000	23,001	—	23,001	—
Subordinated debentures	194,264	160,933	—	—	160,933
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
Executive Summary
During the first half of 2023, the banking industry experienced volatility with high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. Despite industry concerns, the Company's liquidity position remains strong. The Company took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including increasing brokered time deposits by $116.9 million in the first six months of 2023, and increasing collateralized lines of credit with the FHLB. We also increased our usage of the Insured Cash Sweep ("ICS") product, as a method to increase the level of our customers' deposit insurance. As of June 30, 2023, the Company had $2.1 billion in deposits that were both uninsured and uncollateralized and we have additional borrowing capacity of $2.3 billion compared to March 31, 2023 when the Company had uninsured and uncollateralized deposits of $2.2 billion and additional borrowing capacity of $1.5 billion. Furthermore, the Company's capital ratios remain above levels considered by the regulators to be "well-capitalized" as of June 30, 2023. For more information, see "Liquidity" below.
On September 27, 2022, the Company and Provident announced that they had entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger, then valued at approximately $1.3 billion. The merger proposes to combine two complementary banking platforms into a company that will have more than $25 billion in assets, $18 billion in total loans and $20 billion in total deposits. On February 1, 2023, the shareholders of both the Company and Provident approved the transaction. The merger is expected to close in the second half of 2023, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
Financial Overview
The Company reported net income of $22.6 million and earnings per diluted share ("EPS") of $0.34 for the three months ended June 30, 2023, compared to net income of $29.1 million and EPS of $0.44 for the three months ended June 30, 2022. For the second quarter of 2023, annualized return on average assets was 0.84%, annualized return on average common equity was 8.03% and annualized return on average tangible common equity was 10.67%, compared to 1.15%, 10.71%, and 14.45%, respectively, for the second quarter of 2022.
For the six months ended June 30, 2023, the Company reported net income of $42.4 million, compared to $45.0 million for the same period in 2022. Diluted earnings per share for the six months ended June 30, 2023 was $0.64 compared to $0.69 for the first six months of 2022. Annualized return on average assets, annualized return on average common equity, and annualized return on average tangible common equity was 0.80%, 7.60% and 10.13%, respectively, compared to 0.89%, 8.31% and 11.16% for the same period in 2022.
Net interest margin for the second quarter of 2023 of 2.83% decreased 55 basis points compared to the second quarter of 2022 and decreased 24 basis points compared to the first quarter of 2023. Net interest margin for the six months ended June 30, 2023 decreased 25 basis points to 2.95% from the same period last year.
Total loans, net of deferred fees, grew $235.2 million, or 3%, to $8.10 billion during the first six months of 2023. Total deposits decreased $122.8 million to $8.44 billion during the first six months of 2023.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022
Net Income
Net income was $22.6 million or $0.34 per diluted share, for the second quarter of 2023 compared to net income of $29.1 million or $0.44 per diluted share, for the second quarter of 2022. The decrease in net income compared to the second quarter of 2022 was due primarily to a decrease of $8.8 million in net interest income and an increase in noninterest expense of $1.9 million. These were offset by a decrease in the provision for credit losses of $1.7 million from the second quarter of 2022 to $1.9 million for the second quarter of 2023.
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
Net interest income on a tax equivalent basis for the second quarter of 2023 was $72.0 million, compared to $80.7 million for the second quarter of 2022. The net interest margin decreased 55 basis points to 2.83% in the second quarter of 2023 from 3.38% in the second quarter of 2022. The decrease in net interest income compared to the second quarter of 2022 was due primarily to the increase in the cost of interest-bearing liabilities, which increased from 0.40% to 2.59%. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended June 30, 2023 and June 30, 2022 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$7,999,285	$105,261	5.22%	$7,229,175	$76,973	4.22%
Taxable investment securities and other	1,740,404	11,939	2.74%	1,827,450	8,284	1.81%
Tax-exempt securities	327,669	2,009	2.45%	360,749	1,825	2.02%
Federal funds sold (2)	146,784	1,981	5.41%	171,022	235	0.55%
Total interest-earning assets	10,214,142	121,190	4.71%	9,588,396	87,317	3.61%
Noninterest-earning assets:
Allowance for credit losses	(72,593)			(68,199)
Other assets	666,712			671,943
Total Assets	$10,808,261			$10,192,140

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$830,836	$537	0.26%	$1,153,591	$507	0.18%
Interest-bearing transaction accounts	4,007,867	21,616	2.16%	4,369,067	3,542	0.33%
Time deposits	1,722,935	14,551	3.39%	803,421	780	0.39%
Federal funds purchased	785,033	10,237	5.16%	27,451	125	1.81%
Securities sold under agreements to repurchase	28,438	128	1.77%	102,791	25	0.10%
Long-term borrowings	219,425	2,157	3.89%	218,958	1,654	2.99%
Total interest-bearing liabilities	7,594,534	49,226	2.59%	6,675,279	6,633	0.40%
Noninterest-bearing liabilities:
Demand deposits	1,935,776			2,310,702
Other liabilities	147,388			115,546
Stockholders' equity	1,130,563			1,090,613
Total Liabilities and Stockholders’ Equity	$10,808,261			$10,192,140
Net interest income/spread		71,964	2.12%		80,684	3.22%
Tax equivalent basis adjustment		422			382
Net Interest Income		$71,542			$80,302
Net interest margin (3)			2.83%			3.38%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $33.9 million to $121.2 million in the second quarter of 2023 from $87.3 million in the second quarter of 2022. Average loans increased $770.1 million to $8.00 billion in the second quarter of 2023 compared to $7.23 billion in the second quarter of 2022, due primarily to growth in commercial and residential lending. The yield earned on loans increased by 100 basis points to 5.22% in the second quarter of 2023 from the second quarter of 2022 due primarily to the increase in market rates. Total average taxable investment securities decreased $87.0 million to $1.74 billion for the second quarter of 2023 from the second quarter of 2022, while average tax-exempt securities decreased $33.1 million to $327.7 million for the same periods, due to pay downs and maturities in the investment portfolio. The yield on average taxable investment securities increased 93 basis points from the second quarter of 2022 to 2.74% for the second quarter of 2023, and the yield on average tax-exempt investment securities increased 43 basis points to 2.45% due to increases in market rates from the second quarter of 2022 to the same period in 2023. Average federal funds sold in the second quarter of 2023 decreased $24.2 million compared to the second quarter of 2022, while the yield increased 486 basis points to 5.41% for the second quarter of 2023 as short-term market rates have risen in 2022 and 2023.
Total interest expense of $49.2 million in the second quarter of 2023 increased by $42.6 million from the $6.6 million reported for the same period in 2022. The cost of average interest-bearing liabilities increased from 0.40% in the second quarter of 2022 to 2.59% in the second quarter of 2023, largely driven by increases in interest-bearing deposit costs as well as increased borrowing costs resulting from an increase both in volume and rate of overnight borrowings. Total interest-bearing deposits increased by $235.6 million from the second quarter of 2022 to $6.56 billion, while the cost of interest-bearing deposits increased 194 basis points. For the second quarter of 2023, savings and interest-bearing transaction account average balances decreased $322.8 million and $361.2 million, respectively, when compared to the same period in 2022, and average time deposits increased $919.5 million reflecting a change in customer deposit preferences driven by the market interest rate increase. In addition, federal funds purchased increased $757.6 million from second quarter of 2022 to the same period in 2023 while the cost of federal funds purchased increased 335 basis points within the same time period. The increase in federal funds purchased results from funding loan growth and keeping more on balance sheet liquidity in response to industry-wide concerns over liquidity.
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
In the second quarter of 2023, a $1.9 million provision for credit losses was recorded, compared to a $3.6 million provision for credit losses for the same period last year. The provision for second quarter of 2023 was comprised of a provision for credit losses on loans of $2.4 million, a benefit for credit losses on securities of $171,000 and a benefit on off-balance-sheet exposures of $304,000. In the second quarter of 2022, the provision was comprised of a provision for credit losses on loans of $1.5 million, a provision for credit losses on securities of $1.5 million and a provision on off-balance-sheet exposures of $535,000.The increase in the provision for credit losses on loans was primarily due to growth in the loan portfolio. The Company recorded loan charge-offs of $148,000 and recoveries on loans of $288,000 in the second quarter of 2023 compared to loan charge-offs of $369,000 and loan recoveries of $510,000 in the second quarter of 2022. For more information, see Note 6 in Notes to the Consolidated Statements in this Form 10-Q.
Noninterest Income
Noninterest income decreased $394,000 to $6.7 million for the second quarter of 2023 compared to $7.1 million during the same period in 2022. Income on bank owned life insurance increased $201,000 from the second quarter of 2022 due primarily to death benefits received during the second quarter of 2023. Commissions and fees decreased $692,000 from the second quarter of 2022 due primarily to a decrease in investment services income. Service charges on deposit accounts increased $133,000 compared to the second quarter of 2022 due primarily to increases in monthly maintenance charges. Losses on equity securities totaled $135,000 for the three months ended June 30, 2023 compared to losses of $364,000 in the same period of 2022. Other income increased from $227,000 for the second quarter of 2022 to $486,000 for the same period in 2023 due to a $315,000 impairment loss on property held for sale booked in the second quarter of 2022.
Noninterest Expense
Noninterest expense for the second quarter of 2023 of $47.0 million increased $1.9 million compared to the second quarter of 2022. FDIC insurance expense increased $955,000 due to an increase in the 2023 assessment rate related to Lakeland's asset size exceeding $10 billion. Other operating expenses in the second quarter of 2023 decreased $351,000 compared to the same period in 2022 due primarily to decreased marketing expense.

The Company’s efficiency ratio, a non-GAAP financial measure, was 58.82% in the second quarter of 2023, compared to 50.69% for the same period last year, primarily as a result of decreased revenue due to the increased cost of funds in the rising interest rate environment. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
(dollars in thousands)	2023	2022

Total noninterest expense	$47,008	$45,068
Less:
Amortization of core deposit intangibles	512	593
Merger-related expenses	242	—
Noninterest expense, as adjusted	$46,254	$44,475

Net interest income	$71,542	$80,302
Noninterest income	6,669	7,063
Total revenue	78,211	87,365
Tax-equivalent adjustment on municipal securities	422	382
Total revenue, as adjusted	$78,633	$87,747
Efficiency ratio	58.82%	50.69%
Income Tax Expense
The effective tax rate in the second quarter of 2023 was 22.7% compared to 24.7% during the same period in 2022 primarily as a result of tax advantaged items increasing as a percentage of pretax income.
Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022
Net Income
Net income was $42.4 million, or $0.64 per diluted share, for the first six months of 2023 compared to net income of $45.0 million, or $0.69 per diluted share, for the first six months of 2022. Net income decreased primarily as a result of a decrease in net interest income of $3.2 million compared to the first half of 2022 because of an increase in the market interest rate environment.
Net interest income on a tax equivalent basis for the first six months of 2023 was $148.3 million, compared to $151.4 million for the first six months of 2022. The decrease in net interest income was due primarily to an increase in the cost of interest-bearing liabilities partially offset by an increase in the yield on interest earning assets. The net interest margin of 2.95% in the first six months of 2023 decreased from 3.20% for the same period in 2022, primarily due to the increase in the cost of interest-bearing deposits partially offset by an increase in the yield in interest-earning assets. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the six months ended June 30, 2023 and June 30, 2022 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$7,950,129	$205,742	5.16%	$7,125,893	$144,782	4.05%
Taxable investment securities and other	1,755,898	23,493	2.66%	1,751,429	14,994	1.71%
Tax-exempt securities	336,541	4,087	2.42%	352,926	3,473	1.97%
Federal funds sold (2)	110,513	2,709	4.94%	316,327	417	0.27%
Total interest-earning assets	10,153,081	236,031	4.63%	9,546,575	163,666	3.42%
Noninterest-earning assets:
Allowance for credit losses	(71,946)			(69,111)
Other assets	672,700			687,973
TOTAL ASSETS	$10,753,835			$10,165,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$879,545	$1,189	0.27%	$1,142,536	$990	0.17%
Interest-bearing transaction accounts	4,115,349	40,875	2.00%	4,384,215	6,208	0.28%
Time deposits	1,555,230	23,798	3.09%	841,214	1,670	0.40%
Federal funds purchased	687,586	17,338	5.02%	13,801	125	1.81%
Securities sold under agreements to repurchase	28,496	249	1.74%	103,707	45	0.09%
Long-term borrowings	219,366	4,257	3.86%	218,474	3,209	2.00%
Total interest-bearing liabilities	7,485,572	87,706	2.35%	6,703,947	12,247	0.37%
Noninterest-bearing liabilities:
Demand deposits	1,987,635			2,252,693
Other liabilities	155,140			115,549
Stockholders' equity	1,125,488			1,093,248
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,753,835			$10,165,437
Net interest income/spread		148,325	2.28%		151,419	3.05%
Tax equivalent basis adjustment		858			729
NET INTEREST INCOME		$147,467			$150,690
Net interest margin (3)			2.95%			3.20%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

On a tax equivalent basis, interest income increased $72.4 million, or 44%, from $163.7 million in the six months ended June 30, 2022, to $236.0 million in the same period of 2023. The increase in interest income was primarily due to an increase in the yields of interest-earning assets resulting from the increased interest rate environment. Average loans increased $824.2 million, or 12%, compared to the first six months of 2022 which also contributed to the increase in interest income. The yield on average loans of 5.16% in the six months ended June 30, 2023, was 111 basis points higher than the same period in 2022 due to the rising interest rate environment. Average tax-exempt securities decreased $16.4 million for the first six months of 2023 compared to the same period in 2022 due to maturities of securities. The yield on average taxable investment securities increased 95 basis points, while the yield on average tax-exempt investment securities increased 45 basis points. Average federal funds sold decreased $205.8 million in the first six months of 2023 compared to the same period in 2022, while the yield on federal funds sold increased 468 basis points. Average federal funds sold decreased from the same period last year to help fund the increase in loans discussed above.
Total interest expense of $87.7 million in the first six months of 2023 was $75.5 million greater than the interest expense reported for the same period in 2022. Total average interest-bearing liabilities increased $781.6 million, while the cost of average interest-bearing liabilities increased from 0.37% in the six months ended June 30, 2022 to 2.35% in the first six months of 2023. Rates paid increased in all categories of interest-bearing deposits due to the rising interest rate environment. The cost of borrowings and time deposits increased by 264 basis points and 269 basis points, respectively. Additionally, higher costing average borrowings and time deposits balances increased $599.5 million and $714.0 million, respectively. Average time deposits as a percent of interest-bearing liabilities increased from 13% in the six months ended June 30, 2022 to 21% in the six months ended June 30, 2023. Federal funds purchased, which includes overnight borrowings from the Federal Home Loan Bank of New York, averaged $687.6 million, or 9%, of total interest-bearing liabilities during the six months ended June 30, 2023, compared to $13.8 million, or less than 1%, of interest-bearing liabilities in the six months ended June 30, 2022. Time deposits and borrowings typically have a higher rate than savings and interest-bearing transaction accounts.
Provision for Credit Losses
In the six months ended June 30, 2023, the Company recorded a $9.8 million provision for credit losses compared to a $9.9 million provision for the same period last year. As of June 30, 2023, the provision was comprised of a provision for credit losses on loans of $3.6 million, a provision for credit losses on securities of $6.4 million and a benefit for off-balance-sheet exposures of $164,000. The provision for credit losses on loans in the six months ended June 30, 2022 was comprised of a provision for credit losses on loans of $6.2 million, a provision for credit losses on securities of $2.7 million and a provision for off-balance-sheet exposures of $975,000. The decrease in the provision recorded for loans and off-balance-sheet exposures in the first half of 2023 was due primarily to the increased provision in the first quarter of 2022 recorded for non-PCD loans acquired in the 1st Constitution merger. The provision for credit losses on securities during the first six months of 2023 was primarily due to a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023. Charge-offs totaled $6.9 million (including $6.6 million in the aforementioned investment security) and recoveries totaled $353,000 in the first six months of 2023 compared to $8.2 million in charge-offs and $672,000 in recoveries in the first six months of 2022. Charge-offs taken during the first six months of 2022 included $7.6 million in charge-offs of 1st Constitution purchased credit deteriorated loans. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
For the six months ended June 30, 2023, noninterest income totaled $12.9 million, a decrease of $909,000 as compared to the six months ended June 30, 2022. Gains on sales of loans decreased $1.5 million compared to the six months ended June 30, 2022 due primarily to lower sale volume. Commissions and fees decreased $873,000 driven primarily by a decrease in loan fees and investment services income. Partially offsetting these unfavorable variances were gains on equity securities which totaled $13,000 in the six months ended June 30, 2023 compared to losses of $849,000 in the six months ended June 30, 2022. Service charges on deposit accounts increased $296,000 from the six months ended June 30, 2022. Other income increased from $504,000 for the six months of 2022 to $627,000 for the first six months of 2023 resulting from the same reasons discussed in the quarterly comparison.

Noninterest Expense
Noninterest expense for the six months ended June 30, 2023 of $95.6 million increased $586,000 compared to the six months ended June 30, 2022. The increase in noninterest expense was primarily due to increases in compensation and employee benefits which increased $3.0 million resulting primarily from increased commissions, bonus expense, share based compensation expense and normal merit increases. FDIC expense increased from the first half of 2022 to the first half of 2023 for the same reasons referred to above in the quarterly comparison. Offsetting these increases was a decrease in merger-related expenses which totaled $537,000 in the six months ended June 30, 2023 compared to $4.6 million during the six months ended June 20, 2022. Merger-related expense during the current year was a result of the anticipated merger with Provident Financial, while merger-related expense for the first half of 2022 was due to the acquisition of 1st Constitution Bancorp. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.32% in the first six months of 2023, compared to 54.01% for the same period in 2022. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022

Total noninterest expense	$95,613	$95,027
Less:
Amortization of core deposit intangibles	1,028	1,189
Merger-related expenses	537	4,585
Noninterest expense, as adjusted	$94,048	$89,253

Net interest income	$147,467	$150,690
Noninterest income	12,934	13,843
Total revenue	160,401	164,533
Tax-equivalent adjustment on municipal securities	858	729
Less:
Gains on sales of investment securities	—	—
Total revenue, as adjusted	$161,259	$165,262
Efficiency ratio	58.32%	54.01%
Income Tax Expense
The effective tax rate in the first six months of 2023 was 22.8% compared to 24.4% during the same period last year due primarily to tax-advantaged items increasing as a percentage of pretax income.
Financial Condition
The Company’s total assets increased $114.1 million from December 31, 2022, to $10.90 billion at June 30, 2023. Total loans, net of deferred fees, were $8.10 billion, an increase of $235.2 million, or 3% from $7.87 billion at December 31, 2022. Total deposits were $8.44 billion, a decrease of $122.8 million from December 31, 2022, while total borrowings increased $210.1 million to $1.16 billion at June 30, 2023.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $8.10 billion at June 30, 2023, an increase of $235.2 million as compared to December 31, 2022. Loan balances increased from December 31, 2022 in residential mortgages by $156.6 million, or 20%, commercial loans by $44.1 million or 1%, and equipment financing by $21.9 million or 14%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Non-performing assets, including non-accrual PCD loans, decreased $1.3 million from $17.4 million at December 31, 2022 to $16.1 million at June 30, 2023. Owner occupied commercial non-accrual loans and commercial, industrial and other and construction loans decreased $1.4 million, $1.2 million, and $980,000, respectively, due to principal paydowns. The impact of these principal paydowns was partially offset by the increase in consumer non-accruals of $1.7 million. Non-accrual loans at June 30, 2023 included three loan relationships with a balance of $1 million or greater, totaling $9.0 million and one loan relationship between $500,000 and $1.0 million, totaling $828,000. At June 30, 2023 and December 31, 2022 there were no loans that were past due more than 89 days and still accruing.
During the six months ended June 30, 2022 , the Company adopted Accounting Standards Update 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of TDRs so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure contained in Note 5 in the Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q. It also replaces the disclosure of TDRs with the disclosure of modifications of receivables to debtors experiencing financial difficulty.
During the six months ended June 30, 2022, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing. There were no loans that were restructured during the three and six months ended June 30, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the six months ended June 30, 2023 and 2022.
At June 30, 2023 and December 31, 2022, the Company had $93.9 million and $63.5 million, respectively, of loans that were rated substandard that were not classified as non-performing. There was one loan relationship totalling $21.1 million that was downgraded to substandard in the second quarter of 2023 that was not classified as non-performing. There were no loans at June 30, 2023, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
Allowance for Credit Losses on Loans
The Company accounts for the allowance for credit losses using ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures. Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.
The overall balance of the allowance for credit losses on loans of $74.0 million at June 30, 2023 increased $3.7 million from December 31, 2022, an increase of 5%.

	As of and for the Six Months Ended June 30,		As of and for the Year Ended
(dollars in thousands)	2023	2022	December 31, 2022
Allowance for credit losses on loans to total loans outstanding	0.91%	0.93%	0.89%
Allowance for credit losses on loans	$73,965	$68,836	$70,264
Total loans outstanding	8,101,287	7,408,540	7,866,050

Non-accrual loans to total loans outstanding	0.20%	0.30%	0.22%
Non-accrual loans	$16,068	$22,161	$17,362
Total loans outstanding	8,101,287	7,408,540	7,866,050

Allowance for credit losses on loans to non-accrual loans	460.32%	310.62%	404.70%
Allowance for credit losses on loans	$73,965	$68,836	$70,264
Non-accrual loans	16,068	22,161	17,362

	As of and for the Six Months Ended June 30,		As of and for the Year Ended
(dollars in thousands)	2023	2022	December 31, 2022
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	2,935,517	2,712,198	2,798,805

Owner occupied commercial	—%	(0.06)%	(0.03)%
Net recoveries during the period	$(6)	$(313)	$(313)
Average amount outstanding	1,218,142	1,073,824	1,120,776

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	1,285,115	1,078,635	1,138,937

Non owner occupied residential	—%	(0.01)%	(0.01)%
Net recoveries during the period	$—	$(14)	$(14)
Average amount outstanding	211,260	212,046	215,342

Commercial, industrial and other	(0.07)%	0.32%	0.15%
Net charge-offs (recoveries) during the period	$(198)	$1,050	$977
Average amount outstanding	565,695	661,502	644,329

Construction	0.01%	3.36%	1.74%
Net charge-offs during the period	$13	$6,804	$6,804
Average amount outstanding	388,337	404,977	391,253

Equipment finance	0.07%	0.07%	0.05%
Net charge-offs during the period	$58	$42	$70
Average amount outstanding	161,134	125,730	132,384

Residential mortgage	—%	(0.02)%	(0.01)%
Net recoveries during the period	$—	$(48)	$(48)
Average amount outstanding	851,370	557,759	624,492

Consumer	0.04%	(0.01)%	0.02%
Net charge-offs (recoveries) during the period	$67	$(20)	$72
Average amount outstanding	332,834	295,708	308,368

Total loans	—%	0.21%	0.10%
Net (recoveries) charge-offs during the period	$(66)	$7,501	$7,548
Average amount outstanding	7,949,404	7,122,379	7,374,686
Non-accrual loans of $16.1 million at June 30, 2023 decreased $1.3 million from December 31, 2022. The allowance for credit losses as a percent of total loans was 0.91% at June 30, 2023 compared to 0.89% at December 31, 2022. Net charge-offs as a percentage of average loans outstanding was 0.00% and 0.21% for the six months ended June 30, 2023 and 2022, respectively, with the change predominately related to 1st Constitution PCD loans charged off in the first quarter of 2022.
Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at June 30, 2023.

Investment Securities
Investment securities decreased $109.5 million in the six months ended June 30, 2023 to $1.87 billion at June 30, 2023 compared to $1.98 billion at December 31, 2022. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits decreased from $8.57 billion at December 31, 2022 to $8.44 billion at June 30, 2023, a decrease of $122.8 million. Savings and interest-bearing transaction accounts decreased $470.8 million, or 9%, while total time deposits increased $595.1 million, or 49% as depositors moved funds to higher yielding non-core products. Included in the time deposit increase was an increase in brokered deposits of $116.9 million that was used to fund deposit outflow and loan growth. Noninterest-bearing deposits also decreased $247.0 million, during the six months ended June 30, 2023 to $1.9 billion. The Company tracks its uninsured deposits (i.e., deposit relationships that exceeded the $250,000 FDIC insurance limit) and deposits that are not collateralized by loans or investment securities. As of June 30 2023, the Bank had on-balance sheet liquidity and funding capacity that represented 127% of adjusted uninsured deposits.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $64.0 million for the first six months of 2023 compared to $67.3 million for the same period in 2022.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits.
•Sales of investment securities. At June 30, 2023 the Company had $989.0 million in securities designated “available for sale.” Of these securities, $900.8 million were pledged to secure public deposits, and for other purposes required by applicable laws and regulations.
•Principal repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had $913.0 million of overnight borrowings from the FHLB on June 30, 2023. Lakeland had remaining availability of $1.75 billion for borrowing at the FHLB on June 30, 2023. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, none of which was outstanding at June 30, 2023. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York or through the Bank Term Funding Program (the "BTFP"). In the first quarter of 2023, the BTFP was created to make additional funding available for eligible depository institutions to help assure that banks have the ability to meet the needs of their depositors. Lakeland has the ability to borrow from the Federal Reserve both from the discount window and through the BTFP program up to the value of collateral pledged. As of June 30, 2023, Lakeland had availability to borrow up to $262.0 million from the Federal Reserve, although it has no present intention to do so. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2023.
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
Management and the Board monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines. Management is closely monitoring changes in liquidity needs. The Company has increased collateral pledged and expanded access to additional borrowings should it be necessary in order to meet liquidity needs. While we are unable to predict actual fluctuations in deposit or cash balances, management continues to monitor liquidity and believes that its current level of liquidity is sufficient to meet its current and future operational needs.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2023 follows.
Cash and cash equivalents totaling $219.5 million on June 30, 2023 decreased $16.4 million from December 31, 2022. Operating activities provided $64.0 million in net cash. Investing activities used $147.1 million in net cash, primarily due to loan funding of $232.5 million, partially offset by proceeds from repayments and maturities of investments securities of $100.6 million. Financing activities provided $66.7 million in net cash primarily due to increases of $209.9 million in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $122.7 million decrease in deposits and dividends paid of $19.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2023. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$22,656	$4,774	$7,204	$4,239	$6,439
Benefit plan commitments	3,964	326	745	745	2,148
Remaining contractual maturities of time deposits	1,803,245	1,478,520	319,443	5,280	2
Subordinated debentures	194,486	—	—	—	194,486
Loan commitments	1,582,303	1,113,084	162,296	88,495	218,428
Other borrowings	25,000	—	25,000	—	—
Interest on other borrowings (1)	80,654	8,334	16,361	16,260	39,699
Standby letters of credit	30,948	28,890	703	1,355	—
Total	$3,743,256	$2,633,928	$531,752	$116,374	$461,202
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.79%.
Capital Resources
Total stockholders’ equity increased to $1.13 billion on June 30, 2023 from $1.11 billion on December 31, 2022, an increase of $23.1 million. Book value per common share increased to $17.40 on June 30, 2023 from $17.09 on December 31, 2022. Tangible book value per share increased from $12.76 per share on December 31, 2022 to $13.10 per share on June 30, 2023. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2022 to June 30, 2023 was due in part to $42.4 million of net income partially offset by other comprehensive loss of $1.7 million and by the payment of cash dividends on common stock of $19.0 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. The Company and Lakeland Bank include in their Common Tier 1 Capital ("CET1") common stock and related surplus, and retained earnings net of treasury stock. In connection with the adoption of the Basel III Capital Rules, we elected to opt out of the requirement to include components of accumulated other comprehensive income/loss in CET1. As of June 30, 2023, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of June 30, 2023, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
The Company	9.17%	9.16%	10.90%	10.71%	11.43%	11.24%	14.03%	13.83%
Lakeland Bank	10.01%	10.03%	12.47%	12.31%	12.47%	12.31%	13.34%	13.15%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,131,702	$1,108,587
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	8,060	9,088
Total tangible common stockholders’ equity at end of period - Non-GAAP	$851,813	$827,670
Shares outstanding at end of period	65,028	64,872
Book value per share - GAAP	$17.40	$17.09
Tangible book value per share - Non-GAAP	$13.10	$12.76
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$851,813	$827,670
Total assets at end of period	$10,897,966	$10,783,840
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	8,060	9,088
Total tangible assets at end of period - Non-GAAP	$10,618,077	$10,502,923
Common equity to assets - GAAP	10.38%	10.28%
Tangible common equity to tangible assets - Non-GAAP	8.02%	7.88%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$22,628	$29,117	$42,433	$45,046
Total average common stockholders’ equity	$1,130,563	$1,090,613	$1,125,488	$1,093,249
Less:
Average goodwill	271,829	271,829	271,829	268,637
Average other identifiable intangible assets, net	8,353	10,569	8,627	10,709
Total average tangible common stockholders’ equity - Non-GAAP	$850,381	$808,215	$845,032	$813,903
Return on average common stockholders’ equity - GAAP	8.03%	10.71%	7.60%	8.31%
Return on average tangible common stockholders’ equity - Non-GAAP	10.67%	14.45%	10.13%	11.16%

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
In October 2021, FASB issued Update 2021-08, an update to Topic 805, Business Combinations. The update provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this ASU apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations - Overall. This ASU will be effective for financial statements issued by public business entities for fiscal years and interim periods beginning after December 15, 2022. The adoption of this ASU did not have a material impact on the Company's financial statements.

In March 2020, FASB issued Update 2020-04, an update to Topic 848, Reference Rate Reform. The update provides guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the update provides optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. In December 2022, FASB issued Update 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 or any date thereafter until December 31, 2024. During 2023, the Company continued to convert LIBOR-based loans to SOFR and does not expect the impact to its financial statements to be material.

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $282.3 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
June 30, 2023	(3.6)%	2.9%
December 31, 2022	(2.0)%	1.1%
The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
June 30, 2023	(14.0)%	(10.8)%	(7.6)%	(3.6)%	2.7%	4.7%	5.7%	6.6%
December 31, 2022	(7.1)%	(5.4)%	(3.8)%	(1.6)%	0.7%	0.4%	(1.0)%	(1.7)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2023 (the base case) was $1.74 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%	(25.0)%	(35.0)%
June 30, 2023	(15.5)%	(11.6)%	(7.6)%	(3.5)%	2.5%	3.5%	2.5%	(2.3)%
December 31, 2022	(13.8)%	(10.3)%	(6.6)%	(2.9)%	1.9%	1.9%	(0.5)%	(6.0)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
There are no pending legal proceedings involving the Company or Lakeland other than those arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis. All previously disclosed actions related to the merger with Provident filed against the Company and its directors were dismissed without payment or any settlement.

Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents information regarding shares of our common stock repurchased during the second quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Number of shares at December 31, 2022				2,393,423
April 1 to April 30, 2023	—	$—	—	2,393,423
May 1 to May 31, 2023	—	—	—	2,393,423
June 1 to June 30, 2023	—	—	—	2,393,423
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

Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
Date: August 8, 2023