Form 10-Q
period 2023-09-30
LAKELAND BANCORP INC
filed 2023-11-08
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
As of November 1, 2023, there were 65,030,275 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(dollars in thousands)	(unaudited)
Assets
Cash	$327,616	$223,299
Interest-bearing deposits due from banks	26,209	12,651
Total cash and cash equivalents	353,825	235,950
Investment securities available for sale, at fair value (allowance for credit losses of $0 at September 30, 2023 and $310 at December 31, 2022)	942,510	1,054,312
Investment securities held to maturity (fair value of $656,725 at September 30, 2023 and $760,455 at December 31, 2022 and allowance for credit losses of $146 at September 30, 2023 and $107 at December 31, 2022)	847,699	923,308
Equity securities, at fair value	17,207	17,283
Federal Home Loan Bank and other membership bank stock, at cost	53,580	42,483
Loans held for sale	1,251	536
Loans, net of deferred fees	8,294,057	7,866,050
Less: Allowance for credit losses	75,159	70,264
Total loans, net	8,218,898	7,795,786
Premises and equipment, net	53,993	55,429
Operating lease right-of-use assets	17,475	20,052
Accrued interest receivable	36,612	33,374
Goodwill	271,829	271,829
Other intangible assets	7,559	9,088
Bank owned life insurance	159,009	156,985
Other assets	195,362	167,425
Total Assets	$11,176,809	$10,783,840
Liabilities and Stockholders' Equity
Liabilities
Deposits	$8,602,503	$8,567,471
Federal funds purchased and securities sold under agreements to repurchase	728,769	728,797
Long-term Federal Home Loan Bank of New York advances	325,000	25,000
Subordinated debentures	194,596	194,264
Operating lease liabilities	18,618	21,449
Other liabilities	171,696	138,272
Total Liabilities	10,041,182	9,675,253
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 65,161,310 shares and outstanding 65,030,275 shares at September 30, 2023 and issued 65,002,738 shares and outstanding 64,871,703 shares at December 31, 2022	857,707	855,425
Retained earnings	365,498	329,375
Treasury shares, at cost, 131,035 shares at September 30, 2023 and December 31, 2022	(1,452)	(1,452)
Accumulated other comprehensive loss	(86,126)	(74,761)
Total Stockholders' Equity	1,135,627	1,108,587
Total Liabilities and Stockholders' Equity	$11,176,809	$10,783,840
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans and fees	$111,618	$84,924	$317,360	$229,706
Federal funds sold and interest-bearing deposits with banks	1,307	429	4,016	846
Taxable investment securities and other	12,078	9,589	35,571	24,583
Tax-exempt investment securities	1,536	1,485	4,765	4,229
Total Interest Income	126,539	96,427	361,712	259,364
Interest Expense
Deposits	45,058	13,618	110,920	22,486
Federal funds purchased and securities sold under agreements to repurchase	10,186	717	27,773	887
Other borrowings	2,389	1,807	6,646	5,016
Total Interest Expense	57,633	16,142	145,339	28,389
Net Interest Income	68,906	80,285	216,373	230,975
Provision for credit losses	1,262	1,358	11,102	11,274
Net Interest Income after Provision for Credit Losses	67,644	78,927	205,271	219,701
Noninterest Income
Service charges on deposit accounts	1,996	2,808	7,629	8,145
Commissions and fees	1,731	2,212	5,519	6,873
Income on bank owned life insurance	816	1,468	2,613	3,118
Loss on equity securities	(294)	(464)	(281)	(1,313)
Gains on sales of loans held for sale	349	355	1,008	2,496
Swap income	697	711	1,114	1,110
Other income	123	143	750	647
Total Noninterest Income	5,418	7,233	18,352	21,076
Noninterest Expense
Compensation and employee benefits	26,156	26,636	83,737	81,253
Premises and equipment	7,888	7,574	23,857	23,225
FDIC insurance expense	1,354	690	3,944	2,034
Data processing expense	1,932	1,419	5,819	4,980
Merger-related expenses	198	3,488	735	8,073
Other expenses	6,840	8,004	21,889	23,273
Total Noninterest Expense	44,368	47,811	139,981	142,838
Income before provision for income taxes	28,694	38,349	83,642	97,939
Provision for income taxes	6,455	9,603	18,970	24,147
Net Income	$22,239	$28,746	$64,672	$73,792
Per Share of Common Stock
Basic earnings	$0.34	$0.44	$0.98	$1.13
Diluted earnings	$0.34	$0.44	$0.98	$1.13
Dividends paid	$0.145	$0.145	$0.435	$0.425
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income	$22,239	$28,746	$64,672	$73,792
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale	(9,583)	(27,972)	(11,001)	(78,625)
Amortization of gain on debt securities reclassified to held to maturity	(111)	(137)	(364)	(420)
Other comprehensive loss	(9,694)	(28,109)	(11,365)	(79,045)
Total comprehensive income (loss)	$12,545	$637	$53,307	$(5,253)
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended September 30, 2023 and 2022

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

July 1, 2022	$853,206	$286,063	$(1,452)	$(47,672)	$1,090,145
Net income	—	28,746	—	—	28,746
Other comprehensive loss, net of tax	—	—	—	(28,109)	(28,109)
Stock-based compensation	1,209	—	—	—	1,209
Retirement of restricted stock	(79)	—	—	—	(79)
Cash dividends on common stock of $0.145 per share	—	(9,506)	—	—	(9,506)
September 30, 2022	$854,336	$305,303	$(1,452)	$(75,781)	$1,082,406

July 1, 2023	$856,807	$352,779	$(1,452)	$(76,432)	$1,131,702
Net income	—	22,239	—	—	22,239
Other comprehensive loss, net of tax	—	—	—	(9,694)	(9,694)
Stock-based compensation	915	—	—	—	915
Retirement of restricted stock	(15)	—	—	—	(15)
Cash dividends on common stock of $0.145 per share	—	(9,520)	—	—	(9,520)
September 30, 2023	$857,707	$365,498	$(1,452)	$(86,126)	$1,135,627
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2022	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	73,792	—	—	73,792
Other comprehensive loss, net of tax	—	—	—	(79,045)	(79,045)
Issuance of stock for 1st Constitution acquisition	285,742	—	—	—	285,742
Stock based compensation	3,807	—	—	—	3,807
Retirement of restricted stock	(1,075)	—	—	—	(1,075)
Cash dividends on common stock of $0.425 per share	—	(27,829)	—	—	(27,829)
September 30, 2022	$854,336	$305,303	$(1,452)	$(75,781)	$1,082,406

January 1, 2023	$855,425	$329,375	$(1,452)	$(74,761)	$1,108,587
Net income	—	64,672	—	—	64,672
Other comprehensive loss, net of tax	—	—	—	(11,365)	(11,365)
Stock based compensation	3,832	—	—	—	3,832
Retirement of restricted stock	(1,550)	—	—	—	(1,550)
Cash dividends on common stock of $0.435 per share	—	(28,549)	—	—	(28,549)
September 30, 2023	$857,707	$365,498	$(1,452)	$(86,126)	$1,135,627
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$64,672	$73,792
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,052	4,264
Depreciation and amortization	3,734	4,071
Amortization of intangible assets	1,529	1,770
Amortization of operating lease right-of-use assets	3,044	3,098
Provision for credit losses	11,102	11,274
Loans originated for sale	(36,761)	(53,280)
Proceeds from sales of loans held for sale	37,054	61,449
Loss on equity securities	281	1,313
Income on bank owned life insurance	(2,392)	(2,376)
Gains on proceeds from bank owned life insurance policies	(220)	(742)
Gains on sales of loans held for sale	(1,008)	(2,496)
Gains on other real estate and other repossessed assets	(15)	(17)
Loss on sales of premises and equipment	—	218
Loss on sale of assets	41	—
Impairment of property held for sale	—	100
Stock-based compensation	3,832	3,807
Excess tax benefits	130	62
Increase in other assets	(29,079)	(68,258)
Increase in other liabilities	30,356	60,647
Net Cash Provided by Operating Activities	90,352	98,696
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	—	326,236
Proceeds from repayments and maturities of available for sale securities	87,761	111,966
Proceeds from repayments and maturities of held to maturity securities	82,971	108,875
Purchase of available for sale securities	—	(312,904)
Purchase of held to maturity securities	(10,955)	(99,249)
Purchase of equity securities	(205)	(1,125)
Death benefit proceeds from bank owned life insurance policy	716	1,825
Proceeds from redemptions of Federal Home Loan Bank stock	169,586	42,900
Purchases of Federal Home Loan Bank stock	(180,683)	(53,650)
Net increase in loans	(424,352)	(487,444)
Proceeds from sales of other real estate and repossessed assets	1,930	17
Proceeds from dispositions and sales of premises and equipment	—	598
Purchases of premises and equipment	(4,289)	(3,726)
Net Cash Used in Investing Activities	(277,520)	(365,681)
Cash Flows from Financing Activities:
Net increase in deposits	35,171	61,788
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(29)	251,334
Proceeds from long-term Federal Home Loan Bank of New York advances	300,000	—
Retirement of restricted stock	(1,550)	(1,075)
Dividends paid	(28,549)	(27,829)
Net Cash Provided by Financing Activities	305,043	284,218
Net increase in cash and cash equivalents	117,875	17,233
Cash and cash equivalents, beginning of period	235,950	228,530
Cash and cash equivalents, end of period	$353,825	$245,763

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$20,409	$24,829
Cash paid during the period for interest	140,405	28,163
Right-of-use assets obtained in exchange for new lease liabilities	467	739
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,247
Investment securities available for sale	—	217,774
Investment securities held to maturity	—	124,485
Loans held for sale	—	4,620
Loans	—	1,095,266
Fixed Assets	—	13,748
Operating lease right-of-use assets	—	12,991
Goodwill and other intangible assets, net	—	124,570
Bank owned life insurance	—	37,580
Other assets	—	8,820
Total non-cash assets acquired	—	1,641,101
Liabilities assumed:
Deposits	—	1,650,613
Subordinated debt	—	14,734
Operating lease liabilities	—	12,991
Other liabilities	—	3,257
Total liabilities assumed	—	1,681,595
Common stock issued	$—	$285,742
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2023 do not necessarily indicate the results that the Company will achieve for all of 2023.
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

Note 2 – Business Combinations
Provident Financial Services, Inc.
On September 26, 2022, the Company entered into a definitive merger agreement with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation, and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank. Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, which was subject to both Provident and Lakeland shareholder approval, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction was valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits.
The transaction has been approved by the boards of directors of both companies and, on February 1, 2023, shareholders of each company approved the proposed merger. The closing of the merger remains subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $198,000 during the third quarter of 2023 and $735,000 for the nine months ended September 30, 2023 compared to $3.5 million for the three and nine months ended September 30, 2022.
1st Constitution Bancorp
On January 6, 2022, the Company completed its acquisition of 1st Constitution Bancorp ("1st Constitution"), a bank holding company headquartered in Cranbury, New Jersey. 1st Constitution was the parent of 1st Constitution Bank, which operated 25 branches in Bergen, Mercer, Middlesex, Monmouth, Ocean and Somerset Counties in New Jersey. This acquisition enabled the Company to establish a presence in Mercer, Middlesex and Monmouth Counties and broaden its presence in the other counties. Effective as of the close of business on January 6, 2022, 1st Constitution merged into the Company and 1st Constitution Bank merged into Lakeland. Pursuant to the merger agreement, the shareholders of 1st Constitution received for each outstanding share of 1st Constitution common stock that they owned at the effective time of the merger 1.3577 shares of Lakeland Bancorp, Inc. common stock. The Company issued 14,020,495 shares of its common stock in the merger. Outstanding 1st Constitution stock options were paid out in cash at the difference between $25.55 and an average strike price of $15.95 for a total cash payment of $559,000.
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

Direct costs related to the 1st Constitution acquisition were expensed as incurred in 2022. The Company incurred no merger-related expenses in the third quarter of 2022 and $4.6 million of merger-related expenses in the nine months ended September 30, 2022 that have been separately stated in the Company's Consolidated Statements of Income.
Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$22,239	$28,746	$64,672	$73,792
Less: earnings allocated to participating securities	221	339	660	847
Net income allocated to common shareholders	$22,018	$28,407	$64,012	$72,945
Weighted average number of common shares outstanding - basic	65,064	64,842	65,030	64,547
Share-based plans	158	219	180	208
Weighted average number of common shares outstanding - diluted	65,222	65,061	65,210	64,755
Basic earnings per share	$0.34	$0.44	$0.98	$1.13
Diluted earnings per share	$0.34	$0.44	$0.98	$1.13
There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2023 and 2022.

Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$347,515	$114	$(26,741)	$—	$320,888
Mortgage-backed securities, residential	328,434	—	(49,151)	—	279,283
Collateralized mortgage obligations, residential	155,532	—	(17,499)	—	138,033
Mortgage-backed securities, multifamily	861	—	(221)	—	640
Collateralized mortgage obligations, multifamily	49,588	—	(5,452)	—	44,136
Asset-backed securities	46,681	—	(857)	—	45,824
Obligations of states and political subdivisions	20,387	—	(1,385)	—	19,002
Corporate bonds	112,598	—	(17,894)	—	94,704
Total	$1,061,596	$114	$(119,200)	$—	$942,510

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$383,958	$100	$(28,419)	$—	$355,639
Mortgage-backed securities, residential	351,355	6	(40,748)	—	310,613
Collateralized mortgage obligations, residential	170,502	—	(16,444)	—	154,058
Mortgage-backed securities, multifamily	1,000	—	(215)	—	785
Collateralized mortgage obligations, multifamily	51,108	—	(4,775)	—	46,333
Asset-backed securities	54,105	—	(1,710)	—	52,395
Obligations of states and political subdivisions	22,112	—	(989)	(1)	21,122
Corporate bonds	124,394	—	(10,718)	(309)	113,367
Total	$1,158,534	$106	$(104,018)	$(310)	$1,054,312
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$10,598	$9	$(690)	$—	$9,917
Mortgage-backed securities, residential	339,427	—	(71,117)	—	268,310
Collateralized mortgage obligations, residential	12,474	—	(3,062)	—	9,412
Mortgage-backed securities, multifamily	5,024	—	(883)	—	4,141
Obligations of states and political subdivisions	477,322	15	(114,639)	(25)	362,673
Corporate bonds	3,000	—	(607)	(121)	2,272
Total	$847,845	$24	$(190,998)	$(146)	$656,725

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$11,099	$11	$(725)	$—	$10,385
Mortgage-backed securities, residential	360,683	57	(58,128)	—	302,612
Collateralized mortgage obligations, residential	13,026	—	(2,570)	—	10,456
Mortgage-backed securities, multifamily	5,094	—	(747)	—	4,347
Obligations of states and political subdivisions	530,513	2	(100,400)	(7)	430,108
Corporate bonds	3,000	—	(353)	(100)	2,547
Total	$923,415	$70	$(162,923)	$(107)	$760,455
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of September 30, 2023. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$57,725	$56,140	$19,963	$19,882
Due after one year through five years	228,358	211,652	36,981	34,401
Due after five years through ten years	136,143	115,478	96,873	78,179
Due after ten years	58,274	51,324	337,103	242,400
	480,500	434,594	490,920	374,862
Mortgage-backed and asset-backed securities	581,096	507,916	356,925	281,863
Total	$1,061,596	$942,510	$847,845	$656,725
During the three and nine months ended September 30, 2023 and 2022, there were no sales of available for sale securities. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.58 billion and $1.34 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, expand secured borrowing capacity and for other purposes required by applicable laws and regulations.

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

September 30, 2023	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$11,753	$20	$296,137	$26,721	59	$307,890	$26,741
Mortgage-backed securities, residential	860	6	278,423	49,145	132	279,283	49,151
Collateralized mortgage obligations, residential	—	—	138,033	17,499	100	138,033	17,499
Mortgage-backed securities, multifamily	—	—	640	221	1	640	221
Collateralized mortgage obligations, multifamily	—	—	44,136	5,452	20	44,136	5,452
Asset-backed securities	2,899	27	42,925	830	17	45,824	857
Obligations of states and political subdivisions	2,075	40	16,927	1,345	46	19,002	1,385
Corporate bonds	—	—	94,703	17,894	46	94,703	17,894
Total	$17,587	$93	$911,924	$119,107	421	$929,511	$119,200
Held to Maturity
U.S. government agencies	$—	$—	$8,833	$690	3	$8,833	$690
Mortgage-backed securities, residential	11,286	493	257,024	70,624	191	268,310	71,117
Collateralized mortgage obligations, residential	—	—	9,412	3,062	11	9,412	3,062
Mortgage-backed securities, multifamily	—	—	4,141	883	4	4,141	883
Obligations of states and political subdivisions	7,579	92	344,587	114,547	350	352,166	114,639
Corporate bonds	—	—	2,393	607	1	2,393	607
Total	$18,865	$585	$626,390	$190,413	560	$645,255	$190,998

December 31, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$114,514	$5,856	$229,094	$22,563	67	$343,608	$28,419
Mortgage-backed securities, residential	127,363	12,399	182,079	28,349	135	309,442	40,748
Collateralized mortgage obligations, residential	66,316	3,958	87,742	12,486	104	154,058	16,444
Mortgage-backed securities, multifamily	—	—	786	215	1	786	215
Collateralized mortgage obligations, multifamily	37,407	2,861	8,926	1,914	20	46,333	4,775
Asset-backed securities	34,871	977	17,524	733	17	52,395	1,710
Obligations of states and political subdivisions	3,771	276	16,746	713	46	20,517	989
Corporate bonds	88,489	7,437	22,880	3,281	49	111,369	10,718
Total	$472,731	$33,764	$565,777	$70,254	439	$1,038,508	$104,018
Held to Maturity
U.S. government agencies	$6,671	$336	$2,412	$389	3	$9,083	$725
Mortgage-backed securities, residential	$32,549	$2,275	$264,035	$55,853	182	$296,584	$58,128
Collateralized mortgage obligations, residential	4,668	516	5,787	2,054	12	10,455	2,570
Mortgage-backed securities, multifamily	2,671	376	1,676	371	4	4,347	747
Obligations of states and political subdivisions	82,459	3,689	341,076	96,711	379	423,535	100,400
Corporate bonds	—	—	2,647	353	1	2,647	353
Total	$129,018	$7,192	$617,633	$155,731	581	$746,651	$162,923
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
The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

September 30, 2023	AAA	AA	A	BB	Not Rated	Total
(in thousands)
U.S. government agencies	$10,598	$—	$—	$—	$—	$10,598
Mortgage-backed securities, residential	339,427	—	—	—	—	339,427
Collateralized mortgage obligations, residential	12,474	—	—	—	—	12,474
Mortgage-backed securities, multifamily	5,024	—	—	—	—	5,024
Obligations of states and political subdivisions	152,795	311,224	—	—	13,303	477,322
Corporate bonds	—	—	—	3,000	—	3,000
Total	$520,318	$311,224	$—	$3,000	$13,303	$847,845

December 31, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. government agencies	$11,099	$—	$—	$—	$—	$11,099
Mortgage-backed securities, residential	360,683	—	—	—	—	360,683
Collateralized mortgage obligations, residential	13,026	—	—	—	—	13,026
Mortgage-backed securities, multifamily	5,094	—	—	—	—	5,094
Obligations of states and political subdivisions	156,661	317,566	1,020	—	55,266	530,513
Corporate bonds	—	—	—	3,000	—	3,000
Total	$546,563	$317,566	$1,020	$3,000	$55,266	$923,415
Equity securities at fair value
The Company has an equity securities portfolio, which primarily consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.2 million and $17.3 million at September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company recorded no sales of equity securities or Community Reinvestment funds. The Company recorded fair value losses on equity securities of $294,000 for the third quarter of 2023 and fair value losses of $464,000 for the third quarter of 2022. The Company recorded fair value losses on equity securities of $281,000 for the nine months ended September 30, 2023 and losses of $1,313,000 for the nine months ended September 30, 2022. Fair value gain or loss on equity securities are recorded in noninterest income.
As of September 30, 2023, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2023, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also included $9.4 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of September 30, 2023. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2023	December 31, 2022
Non-owner occupied commercial	$2,980,811	$2,906,014
Owner occupied commercial	1,299,977	1,246,189
Multifamily	1,361,628	1,260,814
Non-owner occupied residential	208,560	218,026
Commercial, industrial and other	632,919	606,711
Construction	333,998	380,100
Equipment finance	174,946	151,574
Residential mortgage	956,535	765,552
Home equity and consumer	344,683	331,070
Total	$8,294,057	$7,866,050
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $28.0 million at September 30, 2023 and $24.5 million at December 31, 2022. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and totaled $1.6 million at September 30, 2023 and $2.1 million at December 31, 2022.
Consumer loans included overdraft deposit balances of $557,000 and $1.3 million, at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had $4.29 billion and $2.89 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB"), respectively.

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

The following table presents the risk category of loans by class of loan and vintage as of September 30, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$282,616	$607,149	$375,816	$483,092	$261,792	$811,752	$13,441	—	$2,835,658
Watch	—	2,163	—	14,874	6,204	63,468	—	—	86,709
Special mention	—	740	—	4,919	2,999	19,331	—	—	27,989
Substandard	—	—	—	—	—	30,265	190	—	30,455
Total	282,616	610,052	375,816	502,885	270,995	924,816	13,631	—	2,980,811
Owner occupied commercial
Pass	45,560	329,969	224,064	151,745	89,835	342,321	9,639	2,589	1,195,722
Watch	—	—	3,705	1,681	3,351	31,793	250	—	40,780
Special mention	—	563	19,677	7,121	1,830	8,939	—	—	38,130
Substandard	—	—	450	14,137	4,876	5,882	—	—	25,345
Total	45,560	330,532	247,896	174,684	99,892	388,935	9,889	2,589	1,299,977
Multifamily
Pass	112,532	300,790	238,475	247,965	64,022	334,182	3,301	4,524	1,305,791
Watch	—	887	5,722	24,346	—	2,442	—	—	33,397
Special mention	—	500	—	2,382	3,804	13,544	—	—	20,230
Substandard	—	—	1,106	—	—	1,104	—	—	2,210
Total	112,532	302,177	245,303	274,693	67,826	351,272	3,301	4,524	1,361,628
Non-owner occupied residential
Pass	8,865	35,314	28,630	19,869	24,186	77,488	6,326	—	200,678
Watch	—	—	—	—	—	4,056	75	—	4,131
Special mention	—	—	—	—	497	1,494	—	—	1,991
Substandard	—	—	—	—	542	1,218	—	—	1,760
Total	8,865	35,314	28,630	19,869	25,225	84,256	6,401	—	208,560
Commercial, industrial and other
Pass	15,782	42,041	43,031	22,830	28,435	45,516	396,257	1,171	595,063
Watch	2,558	208	332	—	—	1,212	7,196	—	11,506
Special mention	94	—	4	—	175	1,515	2,261	—	4,049
Substandard	—	375	436	30	—	319	21,141	—	22,301
Total	18,434	42,624	43,803	22,860	28,610	48,562	426,855	1,171	632,919
Current YTD period:
Gross charge-offs	—	—	14	—	—	13	—	—	27
Construction
Pass	28,135	149,584	83,866	8,370	4,835	4,663	13,824	—	293,277
Watch	1,895	1,100	9,627	14,837	—	—	564	—	28,023
Substandard	—	—	—	—	—	12,698	—	—	12,698
Total	30,030	150,684	93,493	23,207	4,835	17,361	14,388	—	333,998
Current YTD period:
Gross charge-offs	—	13	—	—	—	—	—	—	13

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Equipment finance
Pass	62,946	61,210	26,615	12,904	7,937	1,130	—	—	172,742
Substandard	146	1,180	149	40	685	4	—	—	2,204
Total	63,092	62,390	26,764	12,944	8,622	1,134	—	—	174,946
Current YTD period:
Gross charge-offs	—	—	178	—	31	10	—	—	219

Residential mortgage
Pass	230,091	314,063	160,849	102,277	33,438	113,498	—	—	954,216
Substandard	—	—	249	428	454	1,188	—	—	2,319
Total	230,091	314,063	161,098	102,705	33,892	114,686	—	—	956,535
Consumer
Pass	18,759	41,834	28,878	7,449	3,622	20,173	222,636	—	343,351
Substandard	—	69	—	—	—	1,227	—	36	1,332
Total	18,759	41,903	28,878	7,449	3,622	21,400	222,636	36	344,683
Current YTD period:
Gross charge-offs	196	6	23	—	1	19	—	—	245

Total loans	$809,979	$1,889,739	$1,251,681	$1,141,296	$543,519	$1,952,422	$697,101	$8,320	$8,294,057
Current YTD period:
Gross charge-offs	196	19	215	—	32	42	—	—	504

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$673,235	$391,748	$495,618	$271,109	$183,971	$703,852	$19,317	2,502	$2,741,352
Watch	1,272	—	21,720	26,906	12,099	48,314	—	—	110,311
Special mention	—	—	494	830	15,586	16,304	—	—	33,214
Substandard	—	—	—	—	133	21,004	—	—	21,137
Total	674,507	391,748	517,832	298,845	211,789	789,474	19,317	2,502	2,906,014
Owner occupied commercial
Pass	267,754	198,131	191,603	85,343	61,581	317,434	13,328	—	1,135,174
Watch	—	—	2,888	3,520	4,728	28,659	75	—	39,870
Special mention	585	17,778	5,749	1,862	3,701	20,292	—	—	49,967
Substandard	—	97	8,876	1,899	475	9,831	—	—	21,178
Total	268,339	216,006	209,116	92,624	70,485	376,216	13,403	—	1,246,189
Multifamily
Pass	312,910	221,306	265,187	67,072	95,432	249,021	5,288	—	1,216,216
Watch	—	5,817	11,692	—	—	2,504	—	—	20,013
Special mention	500	—	2,421	—	—	11,274	—	—	14,195
Substandard	—	—	—	3,864	—	6,526	—	—	10,390
Total	313,410	227,123	279,300	70,936	95,432	269,325	5,288	—	1,260,814
Non-owner occupied residential
Pass	37,445	29,365	22,133	24,205	18,489	67,114	7,513	21	206,285
Watch	—	—	—	2,068	—	5,244	75	—	7,387
Special mention	—	—	—	507	822	1,017	—	—	2,346
Substandard	—	—	—	—	—	2,008	—	—	2,008
Total	37,445	29,365	22,133	26,780	19,311	75,383	7,588	21	218,026
Commercial, industrial and other
Pass	48,719	51,894	27,644	57,124	13,936	39,892	339,040	245	578,494
Watch	251	704	237	211	—	1,424	10,001	—	12,828
Special mention	375	258	—	179	36	378	4,878	—	6,104
Substandard	776	242	—	450	4,722	183	2,912	—	9,285
Total	50,121	53,098	27,881	57,964	18,694	41,877	356,831	245	606,711
Construction
Pass	79,420	172,849	35,295	31,447	7,245	4,005	19,294	—	349,555
Watch	1,159	5,480	10,299	—	—	—	171	—	17,109
Substandard	—	95	—	—	—	13,341	—	—	13,436
Total	80,579	178,424	45,594	31,447	7,245	17,346	19,465	—	380,100
Equipment finance
Pass	74,840	36,087	20,382	15,738	3,862	546	—	—	151,455
Substandard	—	—	—	97	22	—	—	—	119
Total	74,840	36,087	20,382	15,835	3,884	546	—	—	151,574
Residential mortgage
Pass	323,636	167,791	110,199	35,180	20,218	106,391	—	—	763,415
Substandard	—	—	—	490	341	1,306	—	—	2,137
Total	323,636	167,791	110,199	35,670	20,559	107,697	—	—	765,552
Consumer
Pass	47,282	31,368	8,658	4,143	3,093	21,482	213,857	—	329,883
Substandard	33	—	—	—	23	853	278	—	1,187
Total	47,315	31,368	8,658	4,143	3,116	22,335	214,135	—	331,070
Total loans	$1,870,192	$1,331,010	$1,241,095	$634,244	$450,515	$1,700,199	$636,027	$2,768	$7,866,050

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

September 30, 2023		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,980,580	$—	$—	$231	$231	$2,980,811
Owner occupied commercial	1,293,112	152	—	6,713	6,865	1,299,977
Multifamily	1,361,628	—	—	—	—	1,361,628
Non-owner occupied residential	208,414	146	—	—	146	208,560
Commercial, industrial and other	632,518	184	—	217	401	632,919
Construction	333,998	—	—	—	—	333,998
Equipment finance	173,380	601	508	457	1,566	174,946
Residential mortgage	945,995	7,551	1,645	1,344	10,540	956,535
Consumer	343,525	630	—	528	1,158	344,683
Total	$8,273,150	$9,264	$2,153	$9,490	$20,907	$8,294,057

December 31, 2022		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,905,049	$346	$—	$619	$965	$2,906,014
Owner occupied commercial	1,235,134	2,854	477	7,724	11,055	1,246,189
Multifamily	1,260,135	—	679	—	679	1,260,814
Non-owner occupied residential	217,407	178	—	441	619	218,026
Commercial, industrial and other	603,731	55	3	2,922	2,980	606,711
Construction	379,120	—	—	980	980	380,100
Equipment finance	150,842	494	238	—	732	151,574
Residential mortgage	760,638	3,031	271	1,612	4,914	765,552
Consumer	330,119	841	62	48	951	331,070
Total	$7,842,175	$7,799	$1,730	$14,346	$23,875	$7,866,050

The following tables present information on non-accrual loans at September 30, 2023 and December 31, 2022:

September 30, 2023
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$798	$—	$—	$—
Owner occupied commercial	7,026	—	—	6,634
Multifamily	1,106	—	—	1,106
Non-owner occupied residential	—	—	—	—
Commercial, industrial and other	217	—	—	—
Construction	—	—	—	—
Equipment finance	626	—	—	—
Residential mortgage	2,319	—	—	—
Consumer	1,331	—	—	—
Total	$13,423	$—	$—	$7,740

December 31, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$618	$—	$—	$—
Owner occupied commercial	9,439	—	—	8,859
Multifamily	—	—	—	—
Non-owner occupied residential	441	—	—	440
Commercial, industrial and other	2,978	—	—	—
Construction	980	—	—	980
Equipment finance	114	—	—	—
Residential mortgage	2,011	—	—	—
Consumer	781	—	—	79
Total	$17,362	$—	$—	$10,358
At September 30, 2023 and December 31, 2022, there were no loans that were past due more than 89 days and still accruing. The Company had $392,000 and $898,000 in residential mortgages and consumer loans included in non-accrual and that were in the process of foreclosure at September 30, 2023 and December 31, 2022, respectively.
Purchased Credit Deteriorated ("PCD") Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At September 30, 2023, net PCD loans acquired from 1st Constitution totaled $72.1 million.

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
During the three and nine months ended September 30, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing TDRs. There were no loans that were restructured during the three and nine months ended September 30, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted during the nine months ended September 30, 2023 or 2022, respectively.

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
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At September 30, 2023, loans totaling $8.21 billion were evaluated collectively and the allowance on these balances totaled $72.7 million and loans totaling $80.5 million were evaluated on an individual basis with the specific allocations of the allowance for credit losses totaling $2.5 million. Loans evaluated on an individual basis include $72.4 million in PCD loans, which had a specific allowance for credit losses of $2.5 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$73,965	$68,836	$70,264	$58,047
Initial allowance for credit losses on PCD loans	—	—	—	12,077
Charge-offs on PCD loans	—	—	—	(7,634)
Charge-offs	(217)	(56)	(504)	(595)
Recoveries	84	88	437	760
Net recoveries (charge-offs)	(133)	32	(67)	(7,469)
Provision for credit loss - loans	1,327	11	4,962	6,224
Balance at end of the period	$75,159	$68,879	$75,159	$68,879
The increase in the provision for credit losses on loans for the third quarter of 2023 compared to the third quarter of 2022 included an increase in qualitative factors across multiple segments, which was partially offset by a decrease in the total of individually evaluated loans. The decrease in the provision for credit losses from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was predominantly due to the provision for the 1st Constitution's acquired non-purchased credit deteriorated loans recorded at the time of acquisition in January 2022. Charge-offs in the nine months ended September 30, 2022 include $7.6 million in charge-offs on 1st Constitution's acquired PCD loans.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended 2023 and 2022:

(in thousands)	Balance at June 30, 2023	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at September 30, 2023
Non-owner occupied commercial	$23,543	$—	$—	$(62)	$23,481
Owner occupied commercial	6,164	—	—	332	6,496
Multifamily	9,037	—	—	196	9,233
Non-owner occupied residential	2,404	—	—	2	2,406
Commercial, industrial and other	8,879	(14)	14	130	9,009
Construction	2,732	—	—	(148)	2,584
Equipment finance	6,484	(136)	—	518	6,866
Residential mortgage	9,605	—	—	304	9,909
Consumer	5,117	(67)	70	55	5,175
Total	$73,965	$(217)	$84	$1,327	$75,159

(in thousands)	Balance at June 30, 2022	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at September 30, 2022
Non owner occupied commercial	$23,926	$—	$—	$—	$294	$24,220
Owner occupied commercial	6,938	—	—	—	(666)	6,272
Multifamily	8,441	—	—	—	426	8,867
Non owner occupied residential	2,893	—	—	—	(101)	2,792
Commercial, industrial and other	10,089	—	—	49	(1,171)	8,967
Construction	2,937	—	—	—	(48)	2,889
Equipment finance	2,253	—	—	23	258	2,534
Residential mortgage	6,579	—	—	—	861	7,440
Consumer	4,780	—	(56)	16	158	4,898
Total	$68,836	$—	$(56)	$88	$11	$68,879

(in thousands)	Balance at December 31, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at September 30, 2023
Non-owner occupied commercial	$23,462	$—	$—	$19	$23,481
Owner occupied commercial	6,696	—	6	(206)	6,496
Multifamily	9,425	—	—	(192)	9,233
Non-owner occupied residential	2,643	—	—	(237)	2,406
Commercial, industrial and other	8,836	(27)	225	(25)	9,009
Construction	2,968	(13)	—	(371)	2,584
Equipment finance	3,445	(219)	25	3,615	6,866
Residential mortgage	8,041	—	—	1,868	9,909
Consumer	4,748	(245)	181	491	5,175
Total	$70,264	$(504)	$437	$4,962	$75,159

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at September 30, 2022
Non owner occupied commercial	$20,071	$1,312	$(4)	$4	$2,837	$24,220
Owner occupied commercial	3,964	1,137	(38)	351	858	6,272
Multifamily	8,309	4	—	—	554	8,867
Non owner occupied residential	2,380	175	—	14	223	2,792
Commercial, industrial and other	9,891	2,413	(1,128)	127	(2,336)	8,967
Construction	838	6,843	(6,807)	3	2,012	2,889
Equipment finance	3,663	—	(121)	102	(1,110)	2,534
Residential mortgage	3,914	179	—	48	3,299	7,440
Consumer	5,017	14	(131)	111	(113)	4,898
Total	$58,047	$12,077	$(8,229)	$760	$6,224	$68,879

The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at September 30, 2023 and December 31, 2022:

September 30, 2023	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,951,929	$28,882	$2,980,811	$570	$22,911	$23,481
Owner occupied commercial	6,474	1,261,978	31,525	1,299,977	907	5,589	6,496
Multifamily	1,106	1,354,839	5,683	1,361,628	5	9,228	9,233
Non-owner occupied residential	523	207,018	1,019	208,560	14	2,392	2,406
Commercial, industrial and other	—	628,946	3,973	632,919	827	8,182	9,009
Construction	—	333,998	—	333,998	—	2,584	2,584
Equipment finance	—	174,946	—	174,946	—	6,866	6,866
Residential mortgage	—	955,332	1,203	956,535	149	9,760	9,909
Consumer	—	344,544	139	344,683	—	5,175	5,175
Total loans	$8,103	$8,213,530	$72,424	$8,294,057	$2,472	$72,687	$75,159

December 31, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,871,950	$34,064	2,906,014	$753	$22,709	$23,462
Owner occupied commercial	12,041	1,202,919	31,229	1,246,189	983	5,713	6,696
Multifamily	—	1,254,412	6,402	1,260,814	5	9,420	9,425
Non-owner occupied residential	441	216,516	1,069	218,026	16	2,627	2,643
Commercial, industrial and other	2,806	594,568	9,337	606,711	2,150	6,686	8,836
Construction	980	379,120	—	380,100	—	2,968	2,968
Equipment finance	—	151,574	—	151,574	—	3,445	3,445
Residential mortgage	—	764,340	1,212	765,552	181	7,860	8,041
Consumer	—	330,920	150	331,070	3	4,745	4,748
Total loans	$16,268	$7,766,319	$83,463	$7,866,050	$4,091	$66,173	$70,264
Allowance for Credit Losses - Securities
At September 30, 2023, the balance of the allowance for credit loss on available for sale and held to maturity securities was $0 and $146,000, respectively. At December 31, 2022, the Company reported an allowance for credit losses on available for sale securities of $310,000 and an allowance for credit losses on held to maturity securities of $107,000.

The allowance for credit losses on securities is summarized in the following tables:

Available for Sale	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$—	$2,802	$310	$83
Charge-offs	$—	$—	(6,640)	—
Recoveries	$—	$—	—	—
Net charge-offs	$—	$—	(6,640)
(Benefit) provision for credit loss expense	—	1,363	6,330	4,082
Balance at end of the period	$—	$4,165	$—	$4,165

Held to Maturity	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$146	$190	$107	$181
(Benefit) provision for credit loss expense	—	(38)	39	(29)
Balance at end of the period	$146	$152	$146	$152

The provision for credit loss expense for available for sale securities increased from $4.1 million for the nine months ended September 30, 2022 to $6.3 million for the nine months ended September 30, 2023 as a result of a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $8.3 million at September 30, 2023 and $8.7 million at December 31, 2022. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At September 30, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance sheet exposures was $2.8 million and $3.0 million, respectively. For the three months ended September 30, 2023 and three months ended September 30, 2022, the Company recorded a benefit for credit losses on off-balance-sheet exposures of $65,000 and a provision for credit losses on off-balance sheet exposures of $22,000, respectively. For the nine months ended September 30, 2023 and nine months ended September 30, 2022, the Company recorded a benefit for credit losses on off-balance sheet exposures of $229,000 and a provision for credit losses on off-balance sheet exposures of $997,000, respectively.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2025. At September 30, 2023, the Company had lease liabilities totaling $18.6 million and right-of-use assets totaling $17.5 million related to these leases. At December 31, 2022, the Company had lease liabilities totaling $21.4 million and right-of-use assets totaling $20.1 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

At September 30, 2023, the weighted average remaining lease term for operating leases was 8.07 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.21%. At December 31, 2022, the weighted average remaining lease term for operating leases was 8.23 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.13%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,152	$1,248	$3,506	$3,716
Short-term lease cost	—	—	—	18
Variable lease cost	15	15	44	48
Sublease income	$(32)	$(32)	(97)	(96)
Net lease cost	$1,135	$1,231	$3,453	$3,686
The table below presents other information on the Company's operating leases for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,297	$3,050
Right-of-use assets obtained in exchange for new operating lease liabilities	467	739
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2023 or September 30, 2022. At September 30, 2023, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2023 are as follows:

(in thousands)
Within one year	$4,613
After one year but within three years	6,811
After three years but within five years	3,910
After five years	6,082
Total undiscounted cash flows	21,416
Discount on cash flows	(2,798)
Total operating lease liabilities	$18,618

Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	September 30, 2023		December 31, 2022

Noninterest-bearing demand	$1,857,324	21.6%	$2,113,289	24.7%
Interest-bearing checking	3,118,189	36.2%	3,079,249	35.9%
Money market	1,014,116	11.8%	1,192,353	13.9%
Savings	729,941	8.5%	974,403	11.4%
Certificates of deposit $250 thousand and under	1,401,588	16.3%	901,505	10.5%
Certificates of deposit over $250 thousand	481,345	5.6%	306,672	3.6%
Total deposits	$8,602,503	100.0%	$8,567,471	100.0%
At September 30, 2023 and December 31, 2022, certificates of deposit obtained through brokers totaled $160.0 million and $33.1 million, respectively. Brokered deposits are included in the Consolidated Balance Sheets as certificates of deposit $250,000 and under.
Note 9 – Borrowings
Overnight and Short-Term Borrowings
At September 30, 2023, the Company had $625.0 million overnight and short-term borrowings from the FHLB and $700.0 million at December 31, 2022. At September 30, 2023, Lakeland had overnight and short-term federal funds lines available to borrow up to $175.6 million from correspondent banks. Lakeland had $74.4 million in overnight borrowings from correspondent banks at September 30, 2023 and no overnight or short-term borrowings from correspondent banks at December 31, 2022. Lakeland may also borrow from the discount window or under the Bank Term Funding Program ("BTFP") of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2023 or December 31, 2022.
Also included in the balances at September 30, 2023 and December 31, 2022 were short-term securities sold under agreements to repurchase of $29.4 million and $28.8 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of September 30, 2023, the Company had $20.9 million of mortgage-backed securities and $14.4 million of collateralized mortgage obligations pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
At September 30, 2023, the Company had advances from the FHLB, which totaled $325.0 million, with a weighted average rate of 4.71%.. These advances are collateralized by first mortgage loans and have prepayment penalties. At December 31, 2022, The Company had advances from the FHLB, which totaled $25.0 million and had a weighted average rate of 0.77%. The schedule of maturities of advances at September 30, 2023 is as follows:

(in thousands)
Within one year	$—
After one but within two years	25,000
After two years but within three years	—
After three years but within four years	300,000
$325,000
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

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2023	17,722	$19.74
Granted	18,520	17.95
Vested	(17,722)	19.74
Outstanding, September 30, 2023	18,520	$17.95
In the first nine months of 2023, the Company granted 18,520 shares of restricted stock to non-employee directors at a grant date fair value of $17.95 per share under the Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $332,000 over a one year period. In the first nine months of 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $350,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $83,000 and $87,000 for the third quarter of 2023 and 2022, respectively, and $249,000 and $262,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was unrecognized compensation cost of $83,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.3 years.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2023	589,420	$17.21
Granted	269,070	19.15
Vested	(230,957)	16.31
Forfeited	(48,903)	18.25
Outstanding, September 30, 2023	578,630	$18.38
In the first nine months of 2023, the Company granted 269,070 RSUs under the Plan at a weighted average grant date fair value of $19.15 per share. These units vest within a range of 2 to 3 years. A portion of these RSUs will vest subject to certain performance conditions in the applicable RSU agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.7 million per year over a three-year period. In the first nine months of 2022, the Company granted 315,419 RSUs under the Plan at a weighted average grant date fair value of $17.99 per share. Compensation expense on these RSUs is expected to average approximately $1.9 million per year over a three-year period.
For the third quarter of 2023 and 2022, the Company recognized share-based compensation expense on RSUs of $833,000 and $1.1 million, respectively, and $3.6 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. Unrecognized compensation expense related to RSUs was approximately $5.9 million as of September 30, 2023, and that cost is expected to be recognized over a period of 1.26 years.
Stock Options
At September 30, 2023 and December 31, 2022, there were no stock options outstanding under the Plan. There were no stock option grants in the first nine months of 2023 or 2022. There were no stock options exercised during the first nine months of 2023 or 2022.

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

The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Deposit-Related Fees and Charges
Debit card interchange income	$744	$1,686	$4,077	$4,995
Overdraft charges	875	802	2,476	2,327
ATM service charges	205	220	580	599
Demand deposit fees and charges	150	79	429	166
Savings service charges	22	21	67	58
Total deposit-related fees and charges	1,996	2,808	7,629	8,145
Commissions and fees
Loan fees	513	712	1,637	2,302
Wire transfer charges	480	502	1,386	1,484
Investment services income	200	457	911	1,562
Merchant fees	303	300	898	853
Commissions from sales of checks	89	88	268	263
Safe deposit income	108	105	314	258
Other income	30	42	87	129
Total commissions and fees	1,723	2,206	5,501	6,851
Gains on sales of loans held for sale	349	355	1,008	2,496
Other income
Gains on customer swap transactions	697	711	1,114	1,110
Title insurance income	—	44	19	46
Other income	87	82	673	870
Total other income	784	837	1,806	2,026
Revenue not from contracts with customers	566	1,027	2,408	1,558
Total Noninterest Income	$5,418	$7,233	$18,352	$21,076
Timing of Revenue Recognition:
Products and services transferred at a point in time	4,852	6,206	15,944	19,518
Revenue not from contracts with customers	566	1,027	2,408	1,558
Total Noninterest Income	$5,418	$7,233	$18,352	$21,076
Note 12 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Consulting and advisory board fees	900	1,007	2,822	2,988
ATM and debit card expense	757	659	2,218	2,025
Telecommunications expense	531	582	1,818	1,728
Marketing expense	565	816	1,623	1,973
Intangible asset amortization	501	581	1,529	1,770
Other real estate owned and other repossessed assets expense	—	1	—	1
Other operating expenses	3,586	4,358	11,879	12,788
Total other operating expenses	$6,840	$8,004	$21,889	$23,273

Note 13 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	September 30, 2023			September 30, 2022
(in thousands)	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period	$(13,104)	$3,521	$(9,583)	$(38,037)	$10,065	$(27,972)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(152)	41	(111)	(187)	50	(137)
Other comprehensive loss, net	$(13,256)	$3,562	$(9,694)	$(38,224)	$10,115	$(28,109)

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
(in thousands)	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period	$(15,174)	$4,173	$(11,001)	$(106,759)	$28,134	$(78,625)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(498)	134	(364)	(566)	146	(420)
Other comprehensive loss, net	$(15,672)	$4,307	$(11,365)	$(107,325)	$28,280	$(79,045)

The following tables show the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented, net of tax:

	For the Three Months Ended September 30, 2023
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(78,147)	$1,715	$(76,432)
Net current period other comprehensive loss	(9,583)	(111)	(9,694)
Ending balance	$(87,730)	$1,604	$(86,126)

	For the Three Months Ended September 30, 2022
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(49,908)	$2,236	$(47,672)
Net current period other comprehensive loss	(27,972)	(137)	(28,109)
Ending balance	$(77,880)	$2,099	$(75,781)

	For the For the Nine Months Ended September 30, 2023
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(76,729)	$1,968	$(74,761)
Net current period other comprehensive loss	(11,001)	(364)	(11,365)
Ending balance	$(87,730)	$1,604	$(86,126)

	For the For the Nine Months Ended September 30, 2022
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$745	$2,519	$3,264
Net current period other comprehensive loss	(78,625)	(420)	(79,045)
Ending balance	$(77,880)	$2,099	$(75,781)
Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had no investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at September 30, 2023 and December 31, 2022.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2023	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$1,149,054	6.5	4.10%	1 Mo. SOFR + 2.02	$122,106
Customer interest rate swaps	16,250	7.0	6.33%	1 Mo. SOFR + 2.10	180
Classified in Other Liabilities:
Customer interest rate swaps	$1,149,054	6.5	4.10%	1 Mo. SOFR + 2.02	$(122,110)
Third Party interest rate swaps	16,250	7.0	6.33%	1 Mo. SOFR + 2.10	(180)

December 31, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$94,800
Third Party interest rate swaps	48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	1,841
Customer interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	1,207
Classified in Other Liabilities:
Customer interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	(94,800)
Customer interest rate swaps	48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	(1,841)
Third party interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	(1,207)

Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at September 30, 2023 and December 31, 2022. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three and nine months ended September 30, 2023, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2023 and 2022.
The Company had core deposit intangibles of $7.6 million and $9.1 million at September 30, 2023 and December 31, 2022, respectively. The Company recorded core deposit intangible of $9.0 million in connection with the 1st Constitution acquisition. Amortization of core deposit intangible totaled $501,000 and $581,000 for the third quarters of 2023 and 2022, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated future amortization expense for the remainder of 2023 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2023	$501
2024	1,737
2025	1,465
2026	1,193
2027	955
2028	724
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
Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2023 and during 2022, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$143,474	$177,414	$—	$320,888
Mortgage-backed securities, residential	—	279,283	—	279,283
Collateralized mortgage obligations, residential	—	138,033	—	138,033
Mortgage-backed securities, multifamily	—	640	—	640
Collateralized mortgage obligations, multifamily	—	44,136	—	44,136
Asset-backed securities	—	45,824	—	45,824
Obligations of states and political subdivisions	—	19,002	—	19,002
Corporate bonds	—	94,704	—	94,704
Total investment securities, available for sale	143,474	799,036	—	942,510
Equity securities	—	17,207	—	17,207
Derivative assets	—	122,286	—	122,286
Total Assets	$143,474	$938,529	$—	$1,082,003
Liabilities:
Derivative liabilities	$—	$122,290	$—	$122,290
Total Liabilities	$—	$122,290	$—	$122,290

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$162,438	$193,201	$—	$355,639
Mortgage-backed securities, residential	—	310,613	—	310,613
Collateralized mortgage obligations, residential	—	154,058	—	154,058
Mortgage-backed securities, multifamily	—	785	—	785
Collateralized mortgage obligations, multifamily	—	46,333	—	46,333
Asset-backed securities	—	52,395	—	52,395
Obligations of states and political subdivisions	—	21,122	—	21,122
Corporate bonds	—	113,367	—	113,367
Total investment securities, available for sale	162,438	891,874	—	1,054,312
Equity securities	—	17,283	—	17,283
Derivative assets	—	97,848	—	97,848
Total Assets	$162,438	$1,007,005	$—	$1,169,443
Liabilities:
Derivative liabilities	$—	$97,848	$—	$97,848
Total Liabilities	$—	$97,848	$—	$97,848
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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At September 30, 2023 and December 31, 2022, the Company had no OREO or other repossessed assets.
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

The following table summarized the Company’s financial assets that are measured at fair value on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
September 30, 2023
Assets:
Individually evaluated loans	$—	$—	$—	$—
December 31, 2022
Assets:
Individually evaluated loans	$—	$—	$4,489	$4,489
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
The estimation methodologies used, the estimated fair values and recorded book balances at September 30, 2023 and December 31, 2022, are outlined below.
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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$10,598	$9,917	$—	$9,917	$—
Mortgage-backed securities, residential	339,427	268,310	—	268,310	—
Collateralized mortgage obligations, residential	12,474	9,412	—	9,412	—
Mortgage-backed securities, multifamily	5,024	4,141	—	4,141	—
Obligations of states and political subdivisions	477,297	362,673	—	357,694	4,979
Corporate bonds	2,879	2,272	—	2,272	—
Total investment securities, held to maturity	$847,699	$656,725	$—	$651,746	$4,979
Federal Home Loan Bank and other membership bank stocks	53,580	53,580	—	53,580	—
Loans, net	8,218,898	7,722,899	—	—	7,722,899
Financial Liabilities:
Certificates of deposit	1,882,933	1,867,124	—	1,867,124	—
Long-term FHLB advances	325,000	326,507	—	326,507	—
Subordinated debentures	194,596	144,443	—	—	144,443

December 31, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$11,099	$10,385	$—	$10,385	$—
Mortgage-backed securities, residential	360,683	302,612	—	302,612	—
Collateralized mortgage obligations, residential	13,026	10,456	—	10,456	—
Mortgage-backed securities, multifamily	5,094	4,347	—	4,347	—
Obligations of states and political subdivisions	530,506	430,108	—	428,635	1,473
Corporate bonds	2,900	2,547	—	2,547	—
Total investment securities, held to maturity	923,308	760,455	—	758,982	1,473
Federal Home Loan Bank and other membership bank stocks	42,483	42,483	—	42,483	—
Loans, net	7,795,786	7,561,997	—	—	7,561,997
Financial Liabilities:
Certificates of deposit	1,208,177	1,174,230	—	1,174,230	—
Long-term FHLB advances	25,000	23,001	—	23,001	—
Subordinated debentures	194,264	160,933	—	—	160,933
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
Executive Summary
During the nine months ended September 30, 2023, the banking industry experienced volatility with high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. Despite industry concerns, the Company's liquidity position remains strong. The Company took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including increasing brokered time deposits by $126.9 million in the nine months ended September 30, 2023, and increasing collateralized lines of credit with the FHLB. We also increased our usage of the Insured Cash Sweep ("ICS") product, as a method to increase the level of our customers' deposit insurance. As of September 30, 2023, the Company had $2.3 billion in deposits that were both uninsured and uncollateralized and we have cash and additional borrowing capacity of $2.5 billion. Furthermore, the Company's capital ratios remain above levels considered by the regulators to be "well-capitalized" as of September 30, 2023. For more information, see "Liquidity" below.
On September 27, 2022, the Company and Provident announced that they had entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger, then valued at approximately $1.3 billion. The merger proposes to combine two complementary banking platforms into a company that will have more than $25 billion in assets, $18 billion in total loans and $20 billion in total deposits. On February 1, 2023, the shareholders of both the Company and Provident approved the transaction. The merger remains subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
Financial Overview
The Company reported net income of $22.2 million and earnings per diluted share ("EPS") of $0.34 for the three months ended September 30, 2023, compared to net income of $28.7 million and EPS of $0.44 for the three months ended September 30, 2022. For the third quarter of 2023, annualized return on average assets was 0.81%, annualized return on average common equity was 7.76% and annualized return on average tangible common equity was 10.29%, compared to 1.10%, 10.33%, and 13.87%, respectively, for the third quarter of 2022.
For the nine months ended September 30, 2023, the Company reported net income of $64.7 million, compared to $73.8 million for the same period in 2022. Diluted earnings per share for the nine months ended September 30, 2023 was $0.98 compared to $1.13 for the first nine months of 2022. Annualized return on average assets, annualized return on average common equity, and annualized return on average tangible common equity was 0.80%, 7.66% and 10.18%, respectively, compared to 0.96%, 8.99% and 12.08% for the same period in 2022.
Net interest margin for the third quarter of 2023 of 2.68% decreased 60 basis points compared to the third quarter of 2022 and decreased 15 basis points compared to the second quarter of 2023. Net interest margin for the nine months ended September 30, 2023 decreased 38 basis points to 2.85% from the same period last year.
Total loans, net of deferred fees, grew $428.0 million, or 5%, to $8.29 billion during the first nine months of 2023. Total deposits increased $35.0 million to $8.60 billion during the first nine months of 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022
Net Income
Net income was $22.2 million or $0.34 per diluted share, for the third quarter of 2023 compared to net income of $28.7 million or $0.44 per diluted share, for the third quarter of 2022. The decrease in net income compared to the third quarter of 2022 was due primarily to a decrease of $11.4 million in net interest income and a decrease in noninterest income of $1.8 million.
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
Net interest income on a tax equivalent basis for the third quarter of 2023 was $69.3 million, compared to $80.7 million for the third quarter of 2022. The net interest margin decreased 60 basis points to 2.68% in the third quarter of 2023 from 3.28% in the third quarter of 2022. The decrease in net interest income compared to the third quarter of 2022 was due primarily to the increase in the cost of interest-bearing liabilities, which increased from 0.94% to 2.96%. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended September 30, 2023 and September 30, 2022 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$8,167,362	$111,618	5.42%	$7,517,878	$84,924	4.43%
Taxable investment securities and other	1,700,309	12,078	2.84%	1,806,894	9,589	2.12%
Tax-exempt securities	312,844	1,944	2.49%	353,825	1,880	2.12%
Federal funds sold (2)	95,860	1,307	5.41%	77,200	429	2.21%
Total interest-earning assets	10,276,375	126,947	4.86%	9,755,797	96,822	3.90%
Noninterest-earning assets:
Allowance for credit losses	(74,955)			(69,472)
Other assets	674,133			672,275
Total Assets	$10,875,553			$10,358,600

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$759,232	$461	0.24%	$1,092,222	$696	0.25%
Interest-bearing transaction accounts	4,103,217	26,901	2.60%	4,337,559	10,634	0.97%
Time deposits	1,856,266	17,696	3.78%	905,735	2,288	1.00%
Federal funds purchased	718,367	10,020	5.46%	116,685	669	2.24%
Securities sold under agreements to repurchase	26,215	166	2.48%	124,043	48	0.15%
Long-term borrowings	232,573	2,389	4.02%	219,082	1,807	3.23%
Total interest-bearing liabilities	7,695,870	57,633	2.96%	6,795,326	16,142	0.94%
Noninterest-bearing liabilities:
Demand deposits	1,871,516			2,325,391
Other liabilities	170,780			133,738
Stockholders' equity	1,137,387			1,104,145
Total Liabilities and Stockholders’ Equity	$10,875,553			$10,358,600
Net interest income/spread		69,314	1.90%		80,680	2.96%
Tax equivalent basis adjustment		408			395
Net Interest Income		$68,906			$80,285
Net interest margin (3)			2.68%			3.28%
(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased $30.1 million to $126.9 million in the third quarter of 2023 from $96.8 million in the third quarter of 2022. Average loans increased $649.5 million to $8.17 billion in the third quarter of 2023 compared to $7.52 billion in the third quarter of 2022, due primarily to growth in commercial and residential lending. The yield earned on loans increased by 99 basis points to 5.42% in the third quarter of 2023 from the third quarter of 2022 due primarily to the increase in market rates. Total average taxable investment securities decreased $106.6 million to $1.70 billion for the third quarter of 2023 from the third quarter of 2022, while average tax-exempt securities decreased $41.0 million to $312.8 million for the same periods, due to pay downs and maturities in the investment portfolio. The yield on average taxable investment securities increased 72 basis points from the third quarter of 2022 to 2.84% for the third quarter of 2023, and the yield on average tax-exempt investment securities increased 37 basis points to 2.49% due to increases in market rates from the third quarter of 2022 to the same period in 2023. Average federal funds sold in the third quarter of 2023 increased $18.7 million compared to the third quarter of 2022, while the yield increased 320 basis points to 5.41% for the third quarter of 2023 as short-term market rates have risen in 2022 and 2023.
Total interest expense of $57.6 million in the third quarter of 2023 increased by $41.5 million from the $16.1 million reported for the same period in 2022. The cost of average interest-bearing liabilities increased from 0.94% in the third quarter of 2022 to 2.96% in the third quarter of 2023, largely driven by increases in interest-bearing deposit costs as well as increased borrowing costs resulting from an increase in both the volume and rate of overnight borrowings. Total interest-bearing deposits increased by $383.2 million from the third quarter of 2022 to $6.72 billion, while the cost of interest-bearing deposits increased 184 basis points. For the third quarter of 2023, savings and interest-bearing transaction account average balances decreased $333.0 million and $234.3 million, respectively, when compared to the same period in 2022, and average time deposits increased $950.5 million reflecting a change in customer deposit preferences driven by the market interest rate increase. In addition, federal funds purchased increased $601.7 million from third quarter of 2022 to the same period in 2023 while the cost of federal funds purchased increased 322 basis points within the same time period. The increase in federal funds purchased results from funding loan growth and keeping more on balance sheet liquidity in response to industry-wide concerns over liquidity.
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
In the third quarter of 2023, a $1.3 million provision for credit losses was recorded, compared to a $1.4 million provision for credit losses for the same period last year. The provision for third quarter of 2023 was comprised of a provision for credit losses on loans of $1.3 million, a benefit for credit losses on securities of $0 and a benefit on off-balance-sheet exposures of $65,000. In the third quarter of 2022, the provision was comprised of a provision for credit losses on loans of $11,000, a provision for credit losses on securities of $1.3 million and a provision on off-balance-sheet exposures of $22,000. The Company recorded loan charge-offs of $217,000 and recoveries on loans of $84,000 in the third quarter of 2023 compared to loan charge-offs of $56,000 and loan recoveries of $88,000 in the third quarter of 2022. For more information, see Note 6 in Notes to the Consolidated Statements in this Form 10-Q.
Noninterest Income
Noninterest income decreased $1.8 million to $5.4 million for the third quarter of 2023 compared to $7.2 million during the same period in 2022. Service charges on deposit accounts decreased $812,000 compared to the third quarter of 2022 due primarily to a decline in debit card interchange income resulting from the impact of the Durbin amendment which became effective for Lakeland in the third quarter of 2023. Income on bank owned life insurance decreased $652,000 from the third quarter of 2022 due primarily to death benefits received during the third quarter of 2022. Commissions and fees decreased $481,000 from the third quarter of 2022 due primarily to a decrease in loan fee income and investment services income. Losses on equity securities totaled $294,000 for the three months ended September 30, 2023 compared to losses of $464,000 in the same period of 2022.

Noninterest Expense
Noninterest expense for the third quarter of 2023 of $44.4 million decreased $3.4 million compared to the third quarter of 2022. Merger-related expenses declined from $3.5 million from the third quarter of 2022 to $198,000 for the third quarter of 2023 due to the timing of expenses incurred. Other operating expenses in the third quarter of 2023 decreased $1.2 million compared to the same period in 2022 due primarily to decreased marketing expense, consulting fees, appraisal expenses and other expenses. Compensation and employee benefits decreased $480,000 from the third quarter of 2022 to the third quarter of 2023 as a result of a decline in headcount related to the anticipated merger with Provident. FDIC insurance expense increased $664,000 due to an increase in the 2023 assessment rate related to Lakeland's asset size exceeding $10 billion.
The Company’s efficiency ratio, a non-GAAP financial measure, was 58.43% in the third quarter of 2023, compared to 49.76% for the same period last year, primarily as a result of decreased revenue due to the increased cost of funds in the rising interest rate environment. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
(dollars in thousands)	2023	2022

Total noninterest expense	$44,368	$47,811
Less:
Amortization of core deposit intangibles	501	581
Merger-related expenses	198	3,488
Noninterest expense, as adjusted	$43,669	$43,742

Net interest income	$68,906	$80,285
Noninterest income	5,418	7,233
Total revenue	74,324	87,518
Tax-equivalent adjustment on municipal securities	408	395
Total revenue, as adjusted	$74,732	$87,913
Efficiency ratio	58.43%	49.76%
Income Tax Expense
The effective tax rate in the third quarter of 2023 was 22.5% compared to 25.0% during the same period in 2022 primarily as a result of tax advantaged items increasing as a percentage of pretax income.
Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022
Net Income
Net income was $64.7 million, or $0.98 per diluted share, for the first nine months of 2023 compared to net income of $73.8 million, or $1.13 per diluted share, for the first nine months of 2022. Net income decreased primarily as a result of a decrease in net interest income of $14.6 million compared to the nine months ended September 30, 2022 because of an increase in the market interest rate environment.
Net interest income on a tax equivalent basis for the first nine months of 2023 was $217.6 million, compared to $232.1 million for the first nine months of 2022. The decrease in net interest income was due primarily to an increase in the cost of interest-bearing liabilities partially offset by an increase in the yield on interest earning assets. The net interest margin of 2.85% in the first nine months of 2023 decreased from 3.23% for the same period in 2022, primarily due to the increase in the cost of interest-bearing deposits partially offset by an increase in the yield in interest-earning assets. The components of net interest income are discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the nine months ended September 30, 2023 and September 30, 2022 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$8,023,336	$317,360	5.23%	$7,257,990	$229,706	4.18%
Taxable investment securities and other	1,737,165	35,571	2.73%	1,770,121	24,583	1.86%
Tax-exempt securities	328,555	6,032	2.45%	353,229	5,353	2.02%
Federal funds sold (2)	105,575	4,016	5.09%	235,742	846	0.48%
Total interest-earning assets	10,194,631	362,979	4.71%	9,617,082	260,488	3.58%
Noninterest-earning assets:
Allowance for credit losses	(72,960)			(69,232)
Other assets	673,183			682,682
TOTAL ASSETS	$10,794,854			$10,230,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$839,000	$1,650	0.26%	$1,125,580	$1,686	0.20%
Interest-bearing transaction accounts	4,111,262	67,775	2.20%	4,368,492	16,842	0.51%
Time deposits	1,656,678	41,495	3.35%	862,958	3,958	0.61%
Federal funds purchased	697,959	27,358	5.17%	48,473	794	2.16%
Securities sold under agreements to repurchase	27,727	415	1.97%	110,560	93	0.11%
Long-term borrowings	223,818	6,646	3.92%	218,679	5,016	2.06%
Total interest-bearing liabilities	7,556,444	145,339	2.56%	6,734,742	28,389	0.56%
Noninterest-bearing liabilities:
Demand deposits	1,948,503			2,277,192
Other liabilities	160,409			121,677
Stockholders' equity	1,129,498			1,096,921
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,794,854			$10,230,532
Net interest income/spread		217,640	2.15%		232,099	3.02%
Tax equivalent basis adjustment		1,267			1,124
NET INTEREST INCOME		$216,373			$230,975
Net interest margin (3)			2.85%			3.23%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Net interest income divided by interest-earning assets.

On a tax equivalent basis, interest income increased $102.5 million, or 39%, from $260.5 million in the nine months ended September 30, 2022, to $363.0 million in the same period of 2023. The increase in interest income was primarily due to an increase in the yields of interest-earning assets resulting from the increased interest rate environment. Average loans increased $765.3 million, or 11%, compared to the first nine months of 2022 which also contributed to the increase in interest income. The yield on average loans of 5.23% in the nine months ended September 30, 2023, was 105 basis points higher than the same period in 2022 due to the rising interest rate environment. Average tax-exempt securities decreased $24.7 million for the first nine months of 2023 compared to the same period in 2022 due to maturities of securities. The yield on average taxable investment securities increased 87 basis points, while the yield on average tax-exempt investment securities increased 43 basis points. Average federal funds sold decreased $130.2 million in the first nine months of 2023 compared to the same period in 2022, while the yield on federal funds sold increased 461 basis points. Average federal funds sold decreased from the same period last year to help fund the increase in loans discussed above.
Total interest expense of $145.3 million in the first nine months of 2023 was $117.0 million greater than the interest expense reported for the same period in 2022. Total average interest-bearing liabilities increased $821.7 million, while the cost of average interest-bearing liabilities increased from 0.56% in the nine months ended September 30, 2022 to 2.56% in the first nine months of 2023. Rates paid increased in all categories of interest-bearing deposits due to the rising interest rate environment. The cost of borrowings and time deposits increased by 272 basis points and 274 basis points, respectively. Additionally, higher costing average borrowings and time deposit balances increased $571.8 million and $793.7 million, respectively. Average time deposits as a percent of interest-bearing liabilities increased from 13% in the nine months ended September 30, 2022 to 22% in the nine months ended September 30, 2023. Federal funds purchased, which includes overnight borrowings from the Federal Home Loan Bank of New York, averaged $698.0 million or 9%, of total interest-bearing liabilities during the nine months ended September 30, 2023, compared to $48.5 million, or less than 1% of interest-bearing liabilities in the nine months ended September 30, 2022. Time deposits and borrowings typically have a higher rate than savings and interest-bearing transaction accounts.
Provision for Credit Losses
In the nine months ended September 30, 2023, the Company recorded a $11.1 million provision for credit losses compared to a $11.3 million provision for the same period last year. As of September 30, 2023, the provision was comprised of a provision for credit losses on loans of $5.0 million, a provision for credit losses on securities of $6.4 million and a benefit for off-balance-sheet exposures of $229,000. The provision for credit losses on loans in the nine months ended September 30, 2022 was comprised of a provision for credit losses on loans of $6.2 million, a provision for credit losses on securities of $4.1 million and a provision for off-balance-sheet exposures of $997,000. The provision for credit losses on securities during the first nine months of 2023 was primarily due to a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023. Charge-offs totaled $7.1 million (including $6.6 million in the aforementioned investment security) and recoveries totaled $437,000 in the first nine months of 2023 compared to $8.2 million in charge-offs and $760,000 in recoveries in the first nine months of 2022. Charge-offs taken during the first nine months of 2022 included $7.6 million in charge-offs of 1st Constitution purchased credit deteriorated loans. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
For the nine months ended September 30, 2023, noninterest income totaled $18.4 million, a decrease of $2.7 million as compared to the nine months ended September 30, 2022. Gains on sales of loans decreased $1.5 million compared to the nine months ended September 30, 2022 due primarily to lower sale volume. Commissions and fees decreased $1.4 million driven primarily by a decrease in loan fees and investment services income. Service charges on deposit accounts decreased $516,000 from the nine months ended September 30, 2022 for the same reason discussed in the quarterly comparison. Partially offsetting these unfavorable variances was a decline in losses on equity securities to $281,000 in the nine months ended September 30, 2023 from losses of $1.3 million in the nine months ended September 30, 2022.

Noninterest Expense
Noninterest expense for the nine months ended September 30, 2023 of $140.0 million decreased $2.9 million compared to the nine months ended September 30, 2022. The decrease in noninterest expense was primarily due to decreases in merger-related expenses which totaled $735,000 in the nine months ended September 30, 2023 compared to $8.1 million during the nine months ended September 30, 2022. Merger-related expenses during the current year are as a result of the anticipated merger with Provident, while expenses in the nine months ended September 30, 2022 related both to the anticipated merger with Provident, as well as the acquisition of 1st Constitution. Other operating expenses decreased from $23.3 million for the nine months ended September 30, 2022 to $21.9 million for nine months ended September 30, 2023 for the same reasons discussed in the quarterly comparison. Offsetting these decreases in expense were increases in compensation and employee benefits which increased $2.5 million resulting primarily from increased commissions, bonus expense and normal merit increases. FDIC expense increased from the first half of 2022 to the first half of 2023 for the same reasons referred to above in the quarterly comparison. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.36% in the first nine months of 2023, compared to 52.53% for the same period in 2022. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022

Total noninterest expense	$139,981	$142,838
Less:
Amortization of core deposit intangibles	1,529	1,770
Merger-related expenses	735	8,073
Noninterest expense, as adjusted	$137,717	$132,995

Net interest income	$216,373	$230,975
Noninterest income	18,352	21,076
Total revenue	234,725	252,051
Tax-equivalent adjustment on municipal securities	1,267	1,124
Less:
Gains on sales of investment securities	—	—
Total revenue, as adjusted	$235,992	$253,175
Efficiency ratio	58.36%	52.53%
Income Tax Expense
The effective tax rate in the first nine months of 2023 was 22.7% compared to 24.7% during the same period last year due primarily to tax-advantaged items increasing as a percentage of pretax income.
Financial Condition
The Company’s total assets increased $393.0 million from December 31, 2022, to $11.18 billion at September 30, 2023. Total loans, net of deferred fees, were $8.29 billion, an increase of $428.0 million, or 5% from $7.87 billion at December 31, 2022. Total deposits were $8.60 billion, an increase of $35.0 million from December 31, 2022, while total borrowings increased $300.3 million to $1.25 billion at September 30, 2023.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $8.29 billion at September 30, 2023, an increase of $428.0 million as compared to December 31, 2022. Loan balances increased from December 31, 2022 in residential mortgages by $191.0 million, or 25%, commercial loans by $200.0 million or 3%, and equipment financing by $23.4 million or 15%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Non-performing assets, including non-accrual PCD loans, decreased $3.9 million, or 23%, from $17.4 million at December 31, 2022 to $13.4 million at September 30, 2023. Owner occupied commercial non-accrual loans, commercial, industrial and other and construction loans decreased $2.4 million, $2.8 million, and $980,000, respectively, due to principal paydowns. The impact of these principal paydowns was partially offset by the increase in multifamily and consumer non-accruals of $1.1 million and $550,000, respectively. Non-accrual loans at September 30, 2023 included two loan relationships with a balance of $1 million or greater, totaling $7.6 million and one loan relationship between $500,000 and $1.0 million, totaling $828,000. At September 30, 2023 and December 31, 2022 there were no loans that were past due more than 89 days and still accruing.
During the nine months ended September 30, 2022, the Company adopted Accounting Standards Update 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of TDRs so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure contained in Note 5 in the Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q. It also replaces the disclosure of TDRs with the disclosure of modifications of receivables to debtors experiencing financial difficulty.
During the nine months ended September 30, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing. There were no loans that were restructured during the three and nine months ended September 30, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted in the nine months ended September 30, 2023 and 2022.
At September 30, 2023 and December 31, 2022, the Company had $87.2 million and $63.5 million, respectively, of loans that were rated substandard that were not classified as non-performing. There was one loan relationship totaling $21.1 million that was downgraded to substandard in the second quarter of 2023 that was not classified as non-performing. There were no loans at September 30, 2023, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
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
The overall balance of the allowance for credit losses on loans of $75.2 million at September 30, 2023 increased $4.9 million from December 31, 2022, an increase of 7%.

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended
(dollars in thousands)	2023	2022	December 31, 2022
Allowance for credit losses on loans to total loans outstanding	0.91%	0.91%	0.89%
Allowance for credit losses on loans	$75,159	$68,879	$70,264
Total loans outstanding	8,294,057	7,568,826	7,866,050

Non-accrual loans to total loans outstanding	0.16%	0.24%	0.22%
Non-accrual loans	$13,423	$18,370	$17,362
Total loans outstanding	8,294,057	7,568,826	7,866,050

Allowance for credit losses on loans to non-accrual loans	559.93%	374.95%	404.70%
Allowance for credit losses on loans	$75,159	$68,879	$70,264
Non-accrual loans	13,423	18,370	17,362

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended
(dollars in thousands)	2023	2022	December 31, 2022
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	2,959,490	2,757,621	2,798,805

Owner occupied commercial	—%	(0.04)%	(0.03)%
Net recoveries during the period	$(6)	$(313)	$(313)
Average amount outstanding	1,215,238	1,095,030	1,120,776

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	1,302,379	1,112,123	1,138,937

Non owner occupied residential	—%	(0.01)%	(0.01)%
Net recoveries during the period	$—	$(14)	$(14)
Average amount outstanding	210,179	215,445	215,342

Commercial, industrial and other	(0.05)%	0.20%	0.15%
Net charge-offs (recoveries) during the period	$(198)	$1,001	$977
Average amount outstanding	577,767	655,499	644,329

Construction	—%	2.28%	1.74%
Net charge-offs during the period	$13	$6,804	$6,804
Average amount outstanding	374,741	397,371	391,253

Equipment finance	0.16%	0.02%	0.05%
Net charge-offs during the period	$194	$19	$70
Average amount outstanding	165,715	128,657	132,384

Residential mortgage	—%	(0.01)%	(0.01)%
Net recoveries during the period	$—	$(48)	$(48)
Average amount outstanding	880,245	590,848	624,492

Consumer	0.03%	0.01%	0.02%
Net charge-offs (recoveries) during the period	$64	$20	$72
Average amount outstanding	336,721	302,696	308,368

Total loans	—%	0.14%	0.10%
Net (recoveries) charge-offs during the period	$67	$7,469	$7,548
Average amount outstanding	8,022,475	7,255,290	7,374,686
Non-accrual loans of $13.4 million at September 30, 2023 decreased $3.9 million from December 31, 2022. The allowance for credit losses as a percent of total loans was 0.91% at September 30, 2023 compared to 0.89% at December 31, 2022. Net charge-offs as a percentage of average loans outstanding was 0.00% and 0.14% for the nine months ended September 30, 2023 and 2022, respectively, with the change predominately related to 1st Constitution PCD loans charged off in the first quarter of 2022.

Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at September 30, 2023.
Investment Securities
Investment securities decreased $187.4 million in the nine months ended September 30, 2023 to $1.79 billion at September 30, 2023 compared to $1.98 billion at December 31, 2022. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits increased from $8.57 billion at December 31, 2022 to $8.60 billion at September 30, 2023, an increase of $35.0 million. Savings and interest-bearing transaction accounts decreased $383.8 million, or 7%, while total time deposits increased $674.8 million, or 56% as depositors moved funds to higher yielding non-core products. Included in the time deposit increase was an increase in brokered deposits of $126.9 million that was used to fund deposit outflow and loan growth. Noninterest-bearing deposits also decreased $256.0 million during the nine months ended September 30, 2023 to $1.9 billion. The Company tracks its uninsured deposits (i.e., deposit relationships that exceeded the $250,000 FDIC insurance limit) and deposits that are not collateralized by loans or investment securities. As of September 30, 2023, the Bank had on-balance sheet liquidity and funding capacity that represented 112% of uninsured and uncollateralized deposits.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $90.4 million for the first nine months of 2023 compared to $98.7 million for the same period in 2022.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits.
•Sales of investment securities. At September 30, 2023, the Company had $942.5 million in securities designated “available for sale.” Of these securities, $859.5 million were pledged to secure public deposits, and for other purposes required by applicable laws and regulations.
•Principal repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had $625.0 million of overnight borrowings from the FHLB on September 30, 2023. Lakeland had remaining availability of $1.54 billion for borrowing at the FHLB on September 30, 2023. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, $74.4 million of which was borrowed overnight on September 30, 2023. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York or through the Bank Term Funding Program (the "BTFP"). In the first quarter of 2023, the BTFP was created to make additional funding available for eligible depository institutions to help assure that banks have the ability to meet the needs of their depositors. Lakeland has the ability to borrow from the Federal Reserve both from the discount window and through the BTFP program up to the value of collateral pledged. As of September 30, 2023, Lakeland had availability to borrow up to $247.1 million from the Federal Reserve, although it has no present intention to do so. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2023.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2023 follows.
Cash and cash equivalents totaling $353.8 million on September 30, 2023 increased $117.9 million from December 31, 2022. Operating activities provided $90.4 million in net cash. Investing activities used $277.5 million in net cash, primarily due to loan funding of $424.4 million, partially offset by proceeds from repayments and maturities of investments securities of $170.7 million. Financing activities provided $305.0 million in net cash primarily due to increases of $300.0 million in long-term FHLB advances. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2023. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$21,416	$4,613	$6,811	$3,910	$6,082
Benefit plan commitments	3,901	382	745	745	2,029
Remaining contractual maturities of time deposits	1,882,933	1,648,861	230,599	3,473	—
Subordinated debentures	194,596	—	—	—	194,596
Loan commitments	1,543,876	1,074,501	134,866	84,032	250,477
Long-term FHLB advances	325,000	—	25,000	300,000	—
Interest on other borrowings (1)	140,447	23,632	46,825	31,488	38,502
Standby letters of credit	30,500	28,974	171	1,355	—
Total	$4,142,669	$2,780,963	$445,017	$425,003	$491,686
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 4.54%.
Capital Resources
Total stockholders’ equity increased to $1.14 billion on September 30, 2023 from $1.11 billion on December 31, 2022, an increase of $27.0 million. Book value per common share increased to $17.46 on September 30, 2023 from $17.09 on December 31, 2022. Tangible book value per share increased from $12.76 per share on December 31, 2022 to $13.17 per share on September 30, 2023. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2022 to September 30, 2023 was due in part to $64.7 million of net income partially offset by other comprehensive loss of $11.4 million and by the payment of cash dividends on common stock of $28.5 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. The Company and Lakeland Bank include in their Common Tier 1 Capital ("CET1") common stock and related surplus, and retained earnings net of treasury stock. In connection with the adoption of the Basel III Capital Rules, we elected to opt out of the requirement to include components of accumulated other comprehensive income/loss in CET1. As of September 30, 2023, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of September 30, 2023, the Company’s capital levels remained characterized as “well-capitalized.”

The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
The Company	9.24%	9.16%	10.80%	10.71%	11.31%	11.24%	13.87%	13.83%
Lakeland Bank	10.04%	10.03%	12.29%	12.31%	12.29%	12.31%	13.16%	13.15%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,135,627	$1,108,587
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	7,559	9,088
Total tangible common stockholders’ equity at end of period - Non-GAAP	$856,239	$827,670
Shares outstanding at end of period	65,030	64,872
Book value per share - GAAP	$17.46	$17.09
Tangible book value per share - Non-GAAP	$13.17	$12.76
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$856,239	$827,670
Total assets at end of period	$11,176,809	$10,783,840
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	7,559	9,088
Total tangible assets at end of period - Non-GAAP	$10,897,421	$10,502,923
Common equity to assets - GAAP	10.16%	10.28%
Tangible common equity to tangible assets - Non-GAAP	7.86%	7.88%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$22,239	$28,746	$64,672	$73,792
Total average common stockholders’ equity	$1,137,387	$1,104,145	$1,129,498	$1,096,936
Less:
Average goodwill	271,829	271,829	271,829	269,713
Average other identifiable intangible assets, net	7,887	9,982	8,378	10,464
Total average tangible common stockholders’ equity - Non-GAAP	$857,671	$822,334	$849,291	$816,759
Return on average common stockholders’ equity - GAAP	7.76%	10.33%	7.66%	8.99%
Return on average tangible common stockholders’ equity - Non-GAAP	10.29%	13.87%	10.18%	12.08%

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $276.3 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
September 30, 2023	(2.8)%	2.0%
December 31, 2022	(2.0)%	1.1%
The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
September 30, 2023	(8.8)%	(7.0)%	(5.2)%	(2.5)%	1.6%	2.6%	3.0%	2.7%
December 31, 2022	(7.1)%	(5.4)%	(3.8)%	(1.6)%	0.7%	0.4%	(1.0)%	(1.7)%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2023 (the base case) was $1.50 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%	(25.0)%	(35.0)%
September 30, 2023	(18.3)%	(14.3)%	(10.1)%	(4.7)%	3.7%	6.2%	7.3%	5.8%
December 31, 2022	(13.8)%	(10.3)%	(6.6)%	(2.9)%	1.9%	1.9%	(0.5)%	(6.0)%
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents information regarding shares of our common stock repurchased during the third quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	—	$—	—	2,393,423
August 1 to August 31, 2023	—	—	—	2,393,423
September 1 to September 30, 2023	—	—	—	2,393,423
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

Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
Date: November 8, 2023