Form 10-K
period 2023-12-31
LAKELAND BANCORP INC
filed 2024-02-28
CIK 846901

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023.
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $826,491,000, based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock, as of February 22, 2024, was 65,035,642.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Table of Content
LAKELAND BANCORP, INC.
Form 10-K Index

Table of Content
PART I
ITEM 1 - Business.
GENERAL
Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland,” the “Bank” or “Lakeland Bank”). As of February 15, 2024, Lakeland operates 68 branch offices located throughout northern and central New Jersey and in Highland Mills, New York; six New Jersey regional commercial lending centers strategically located in our market area and one New York commercial lending center to serve the Hudson Valley region. Lakeland offers an extensive suite of financial products and services for businesses and consumers.
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
On September 26, 2022, the Company entered into a definitive merger agreement (the "merger agreement") with Provident Financial Services, Inc. ("Provident") pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Provident, with Provident as the surviving corporation (the "merger"), and Lakeland Bank will merge with and into Provident Bank, with Provident Bank as the surviving bank (together with the merger, the "mergers"). Following the closing of the transaction, Lakeland shareholders will receive 0.8319 shares of Provident common stock for each share of Lakeland common stock they own. Upon completion of the transaction, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. As of September 26, 2022, the transaction was valued at approximately $1.3 billion on a fully diluted basis. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits. The transaction has been approved by the boards of directors and shareholders of both companies and remains subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. The Company and Provident have extended the merger deadline to March 31, 2024, to allow additional time to obtain the necessary regulatory approvals.
At December 31, 2023, Lakeland Bancorp had total consolidated assets of $11.14 billion, total consolidated deposits of $8.58 billion, total consolidated loans, net of the allowance for credit losses on loans, of $8.27 billion and total consolidated stockholders’ equity of $1.17 billion.
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
Commercial Bank Services
Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York and surrounding areas. In the lending area, these services include commercial real estate loans, commercial and industrial loans, short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, residential mortgage loans, Small Business Administration (“SBA”) loans and merchant credit card services. The Company participated in the SBA's Paycheck Protection Program ("PPP") in 2020 and 2021. Through Lakeland’s equipment finance division, the Company provides a financing solution to small and medium-sized companies that prefer to lease equipment over other financial alternatives. Lakeland’s asset-based loan department provides commercial borrowers with another lending alternative.
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

Table of Content
Other Services
    Investment advisory services and life insurance products are provided through Lakeland Financial Services Agency, Inc.
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
Human Capital Resources
At December 31, 2023, the Company employed 871 associates, including 45 part-time associates, of which approximately 67% are women. The Company employed 911 associates, including 51 part-time associates at December 31, 2022. As a financial institution, approximately 54% of our associates are located at branch or loan production offices and the remainder are located at our administrative offices. The success of our business is highly dependent on our associates, who are dedicated to our mission to inspire and enable the communities we serve to achieve financial stability and success. We seek to hire well-qualified associates to sustain and build on our culture of service and performance. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. None of our associates are covered by a collective bargaining agreement.
We encourage the growth and development of our associates and strive to fill positions by promotion and internal transfer whenever possible. Continual learning and career development is advanced through annual performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Our Leader Engagement and Development (LEAD) Program was launched in 2018 to foster leadership abilities and cultivate effective management approaches. To date, 68 associates have completed the program. Reimbursement is available to associates enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences and other training events associates attend in connection with their job duties or professional certification requirements.
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
Associate retention helps us operate efficiently and achieve our business objectives. We provide competitive wages, annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leave, wellness program and an employee assistance program. At December 31, 2023, approximately 31% of our current staff had been with us for 10 years or more.

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
Lakeland is a state-chartered commercial bank subject to supervision and examination by the New Jersey Department of Banking and Insurance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). The regulations of the Department and the FDIC govern most aspects of Lakeland’s business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. Lakeland is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.
Additionally, following the closing of the acquisition of 1st Constitution Bancorp and 1st Constitution Bank on January 6, 2022, the Company's consolidated assets surpassed $10 billion, which subjects the Company and the Bank to increased supervision and regulation. In particular, Lakeland is now subject to the direct supervision of and examination by the Consumer Financial Protection Bureau (“CFPB”) with respect to consumer protection laws. Additionally, under existing federal laws and regulations, Lakeland is now subject to (1) an interchange fee cap for electronic debit transactions mandated by a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) known as the Durbin Amendment, (2) more stringent compliance requirements under the “Volcker Rule,” a provision of the Dodd-Frank Act that prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds, and (3) higher FDIC assessment rates, as further described below. Certain enhanced prudential standards also now are applicable such as additional risk management requirements, both from a framework and corporate governance perspective. In addition, in 2023, the FDIC proposed a new rule to establish corporate governance and risk management guidelines for all insured state nonmember banks with total assets of $10 billion or more.
These and other supervisory and regulatory implications of crossing the $10 billion asset threshold have and will likely continue to result in increased regulatory costs, though the Company and the Bank have incurred increased regulatory costs in connection with their preparations over the last several years for exceeding this threshold.
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
With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. The Company has also elected "financial holding company" status, which allows it to engage in a broader array of financial activities than a standard bank holding company. Although the Company’s management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than continuing to provide investment brokerage services.
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
Regulation of Bank Subsidiaries
There are various legal limitations which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank subsidiaries, including Sections 23A and 23B of the Federal Reserve Act and Regulation W, which are discussed below.
Commitments to Affiliated Institutions
Federal law and Federal Reserve Board policy provide that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy.

Table of Content
Interstate Banking
    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Reigle-Neal Act") permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. The Dodd-Frank Act removed the restrictions on interstate branching contained in the Riegle-Neal Act. Therefore, federal law now allows national banks and state banks to establish branches in any state if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.
Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act and the Federal Reserve Board's Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System and FDIC regulations make Regulation W applicable to such nonmember banks. "Affiliates" of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Lakeland. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except if the subsidiary is a "financial subsidiary" that engages in an activity that is not permitted for the bank directly, or if the Federal Reserve Board otherwise decides to treat a subsidiary as an affiliate.
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
A “covered transaction” includes, among other things:
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
In addition, under Section 23B and Regulation W, a bank and its subsidiaries may engage in transactions with affiliates, including covered transactions, only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies.

Table of Content
Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the bank. Under the FDIC’s current CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. Receipt of a "Needs to Improve" or "Substantial Noncompliance" ratings can, among other things, obstruct regulatory approval for new branches and mergers. The CRA requires all institutions to make public disclosure of their CRA ratings. Lakeland Bank received an “Outstanding” CRA rating in its most recent examination.
On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.
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
Capital Requirements
Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in activities as a financial holding company under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a bank will be put under directives to raise its capital levels or divest its activities if the depository institution no longer meets that standard.
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
The Basel Rules also require that the Company and Lakeland maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, effectively resulting in the following minimum capital ratios:
•CET1 capital ratio of 7.0%;
•Tier 1 capital ratio of 8.5%; and
•Total capital ratio of 10.5%.
The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 capital ratio, Tier 1 capital ratio and total capital ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
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

Table of Content
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
With respect to Lakeland, the Basel Rules revised the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act by (i) introducing a CET1 capital ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 capital ratio being 6.5% for well-capitalized status (a new standard); (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (increased from 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (increased from the previously required leverage ratio of 3% or 4%). The Basel Rules do not change the total risk-based capital ratio requirement for any “prompt corrective action” category.
The FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 capital ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 capital ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 capital ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 capital ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.
As of December 31, 2023, the Company and Lakeland met all capital requirements under the Basel Rules as then in effect, including the capital conservation buffer requirement. The Bank was classified as "well capitalized" on that date.
Federal Deposit Insurance and Premiums
Lakeland’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased to $250,000 per depositor per account ownership category.
    In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio, that is, the ratio of the DIF to insured deposits.
Under the FDIC’s risk-based assessment system, insured institutions deemed less risky pay lower FDIC assessments. Following the closing of the acquisition of 1st Constitution Bank on January 6, 2022, Lakeland’s assets surpassed $10 billion. Assessments for “large institutions,” which are institutions such as Lakeland reporting assets of $10 billion or more in their quarterly call reports for four consecutive quarters, are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail.

Table of Content
Lakeland paid $5.3 million and $2.7 million in total FDIC assessments in 2023 and 2022, respectively. The FDIC has authority to increase insurance assessments. Effective January 1, 2023, assessment rates (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets, such as Lakeland, will range from 2.5 to 42 basis points. The FDIC may also issue special assessments. In 2023, the FDIC issued a special assessment for banks with total uninsured deposits of $5 billion or more in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. The special assessment is effective in the first quarter of 2024. Lakeland's uninsured deposits total $3.9 billion, so it does not anticipate being impacted by this special assessment.
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
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC or written agreement entered into with the FDIC.
Change in Control Act/Holding Company Act Acquisitions
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
Any “company,” as defined in the Holding Company Act, would be required to receive the prior approval of the Federal Reserve Board to acquire “control” of the Company or Lakeland and would then be regulated as a bank holding company.
New Jersey law specifies similar prior approval requirements by the Department for acquisitions of New Jersey banks or holding companies.
U.S. Department of Justice
On September 28, 2022, Lakeland Bank announced it had entered into a settlement with the U.S. Department of Justice ("DOJ") to resolve allegations that the Bank had violated fair lending laws in the Newark, New Jersey Metro Division.
For the five year period beginning September 28, 2022, the Bank will provide $12 million in loan subsidies in Majority Black and Hispanic Census Tracts ("MBHCTs") within Essex, Morris, Somerset, Sussex and Union Counties in New Jersey (the "Newark Lending Area"), $750,000 in additional marketing of mortgage lending services and products in the Newark Lending Area, $400,000 for community development partnerships to serve these MBHCTs in the Newark Lending Area and establish two branches within the MBHCTs, including one in Newark, New Jersey and one in the Newark Lending Area. Lakeland will also conduct twenty outreach events for real estate brokers and agents, developers and public or private entities engaged in residential real estate-related business and assign four additional loan officers to support these commitments. The Company believes that Lakeland Bank is in full compliance with the settlement.
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
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Provident’s and the Company’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices for the common stock of other banking companies, and changes in laws and regulations, many of which are beyond Provident’s and the Company’s control. Accordingly, shareholders cannot be certain of the market value of the consideration that they will receive at the effective time of the merger.
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
Receipt of regulatory approvals has taken longer than expected, and regulatory approvals may not be received in the future, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and other transactions contemplated by the merger agreement may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the FDIC and the New Jersey Department of Banking and Insurance and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. Receipt of these approvals has taken longer than expected, and as a result the Company and Provident have extended the merger deadline to March 31, 2024, to allow additional time to obtain the necessary approvals. These approvals could continue to be delayed or

Table of Content
not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
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

Table of Content
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include approval by Provident’s and the Company’s shareholders (both of which occurred on February 1, 2023); SEC registration of the shares of Provident common stock to be issued in the merger; authorization for listing on the New York Stock Exchange of the shares of Provident common stock to be issued in the merger, subject to official notice of issuance; and the receipt of required regulatory approvals. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including the accuracy of the representations and warranties of the other party and the performance by the other party of its obligations under the merger agreement.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time or Provident or the Company may elect to terminate the merger agreement in certain other circumstances, including by either Provident or the Company if the merger has not been completed on or before March 31, 2024, unless the failure of the merger to be completed by such date is due to the failure of the party seeking to terminate the merger agreement to perform or observe its obligations, covenants and agreements under the merger agreement.
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

Table of Content
Provident and the Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers has had, and may continue to have an adverse effect on Provident and the Company. These uncertainties may impair Provident’s or the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Provident or the Company to seek to change existing business relationships with Provident or the Company. In addition, subject to certain exceptions, Provident and the Company have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent Provident or the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The pending merger could disrupt Provident’s and the Company’s relationships with their customers, suppliers, business partners and others, as well as their operating results and businesses generally.
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

Table of Content
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
Although litigation related to the merger was previously filed against Provident, the Provident board of directors, the Company and the Company's board of directors and subsequently dismissed, additional litigation may be filed against the Company, the Company's board of directors, Provident and the Provident board of directors in the future. The outcome of any litigation is uncertain. One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement. If any plaintiff were successful in obtaining an injunction prohibiting Provident or the Company from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Provident and/or the Company, including costs associated with the indemnification of directors and officers of each company. Provident and the Company may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of Provident and the Company and could prevent or delay the completion of the merger.
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

Table of Content
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
The Bank’s total reported CLD loans represented 26% of total risk-based capital at December 31, 2023. The Bank’s total reported CRE loans to total capital was 405% at December 31, 2023, while the Bank’s CRE portfolio has increased by 36% over the preceding 36 months and includes the 1st Constitution acquisition.
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
In addition, the “ability to repay” and “Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act, as amended or supplemented to date, including by the EGRRCPA (see "Item 1. Business - Supervision and Regulation - Capital Requirements" above), may expose the Company to greater losses, reduced volume and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.
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

Table of Content
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
During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.
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
Our ability to obtain funding from the Federal Home Loan Bank of New York ("FHLB") or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.

Table of Content
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
As of December 31, 2023, the Company had approximately $1.78 billion in its investment portfolio, with $946.3 million designated as available for sale and $836.4 million designated as held to maturity. For securities available for sale, Management determines if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held to maturity securities are evaluated under the allowance for credit losses model where the allowance is initially recognized upon acquisition of the securities and subsequently remeasured on a recurring basis. Held to maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough, it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
The Company’s investment in equity securities and non-investment grade debt securities present heightened credit and price risks. Under accounting standards, equity gains and losses are recorded to current period operating results. The Company has an investment in the stock of the FHLB which could result in write-down in the event of impairment.
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
A lack of liquidity could adversely affect the Company’s financial condition and results of operations.
Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such

Table of Content
external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.
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
The New Jersey Department of Banking and Insurance, the FDIC and the Federal Reserve Board periodically examine our business, including our compliance with laws and regulations, and the Consumer Financial Protection Bureau (the "CFPB") has the authority to examine us for compliance with federal consumer financial laws. The U.S. Department of Justice also has enforcement authority over fair lending laws. For instance, on September 28, 2022, Lakeland Bank entered into a consent order with the U.S. Department of Justice to resolve allegations of violations of the Fair Housing Act and Equal Credit Opportunity Act within the Newark, NJ-PA Metro Division, as constituted in 2015. The U.S. Department of Justice's consent order was approved by the U.S. District Court for the District of New Jersey on September 29, 2022.
If a regulator were to determine that any aspect of our operations had become unsatisfactory or were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate, including enjoining “unsafe or unsound” practices, requiring affirmative action to correct any conditions resulting from any violation or practice, issuing an administrative order that can be judicially enforced, directing an increase in our capital, restricting our growth (including restrictions on mergers and acquisitions activity, geographic expansion or entering into new lines of business), assessing civil monetary penalties against our officers or directors, removing officers and directors or, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, terminating our deposit insurance and placing us into receivership or conservatorship. We have previously, and if we become subject to any additional regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition or results of operations.
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

Table of Content
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
In September 2020, the State of New Jersey enacted further changes in tax law, that were retroactive to the beginning of 2020, which extended a temporary surcharge of 2.5% on corporations earning New Jersey allocated income in excess of $1.0 million through 2023. In 2024, the New Jersey tax rate reverted back to no surcharge.
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

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2023, we had approximately $147.5 million, $182.7 million and $815.6 million invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.
 Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area, including New Jersey, remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tensions between Russia and Ukraine, conflict in the Middle East, terrorism or other geopolitical events.

Table of Content
A public health emergency, such as the COVID 19 pandemic, occurring in the United States or in the geographies in which we conduct operations could materially adversely affect our business operations, financial condition, results of operations and cash flows.
An outbreak of a highly infectious or contagious diseases, such as COVID 19,. could have a materially adverse impact on certain industries in which our customers operate and could materially impair their ability to fulfill their obligations to us. Further, the spread of such an outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease could cause severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows. An outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally or a disruption in the services provided by our vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Furthermore, such an outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of the outbreak and the restrictions imposed to contain it in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
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
The success of the Company depends partially on the ability to attract and retain a high level of experienced personnel. The inability to attract and retain key employees, as well as find suitable replacements, especially during the pendency of the merger, if necessary, could adversely affect the Company’s customer relationships and internal operations.
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
ITEM 1B - Unresolved Staff Comments.
Not applicable.

Table of Content

ITEM 1C - Cybersecurity

Risk Management and Strategy

Cybersecurity is a critical component of the Company’s enterprise risk management program given the Company’s extensive reliance on technology and increased and evolving risks from cyber threats. Our Chief Information Security Officer (“CISO”) is primarily responsible for the Company’s information systems and cyber security program, which is designed to protect the confidentiality, integrity, and availability of our technology systems and data. The information systems and cyber security program is vital to protecting our customers, maintaining our reputation, and preserving shareholder value, as well as safeguarding the interests of other stakeholders. The CISO is a key member of the Company’s risk management organization and reports directly to the Chief Risk Officer (“CRO”) and, periodically, to the Risk Committee of the Board of Directors.
The Company leverages a variety of industry frameworks and regulatory guidance to develop and maintain its information systems and cyber security program, including but not limited to Interagency Guidelines Establishing Information Security Standards, Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbook (with particular emphasis on the FFIEC’s Information Security and Business Continuity Management handbooks), FFIEC Cybersecurity Assessment Tool, Gramm-Leach-Bliley Act (“GLBA”) 501(b), and National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. In addition, the program leverages certain industry and government associations, third-party benchmarking, audits, and third-party threat intelligence sources to facilitate and enhance the effectiveness of the program.
The CISO and the Chief Information Officer (“CIO”), who oversees the Company’s Information Technology functions and reports directly to the Chief Administrative Officer, along with key members of their respective teams, regularly collaborate with peer institutions, industry groups, consultants, and others to discuss cybersecurity trends and issues, emerging risks, and best practices. The information systems and cyber security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.
The Company’s information systems and cyber security policy defines standards, specifies controls, and establishes management responsibilities with respect to identity and access management, authentication requirements, system and device hardening, network security, virus and malware protection, threat intelligence, security event logging and monitoring, endpoint protection, incident response, third-party information security, cybersecurity awareness and training, data backup and restoration, and program governance. In addition, the Company maintains complementary policies that similarly address standards, controls, and responsibilities pertaining to data classification and protection, acceptable use of information technology assets, vulnerability and patch management, business continuity and resilience, information technology lifecycle and asset management, change management, project management, and quality assurance.
The Company employs an in-depth, layered, defense strategy to mitigate information systems and cyber security risks. The Company leverages people, processes, and technology as part of its efforts to manage and maintain cybersecurity controls. The Company uses a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. Processes and systems designed to mitigate cybersecurity risks, including regular and on-going education and training for our associates, preparedness simulations and tabletop exercises, and recovery and resilience testing, have been established. The Company engages in regular assessments of our technology infrastructure, software systems, network architecture, and data repositories, including periodic penetration tests and vulnerability assessments and social engineering simulations performed by third-party specialists. Additionally, vulnerabilities are identified via the use of internally-managed automated scanning tools. Vulnerabilities identified via third-party assessments and internal scans, and the status of corresponding remediation efforts, are inventoried and tracked by the Information Security department, under the direction of the CISO, and regularly reported to management. Summarized results of external and internal assessments and related remediation efforts are reported to the Risk Committee on a quarterly basis.
The Company leverages internal auditors and independent external partners to periodically review processes, systems, and controls, including with respect to the Company’s information systems and cyber security policy and program, to assess their design and operating effectiveness and make recommendations to strengthen the risk management program.
The Company also maintains a third-party risk management (“TPRM”) program designed to identify, assess, and manage risks, including technology and cybersecurity risks, associated with vendors and other external service providers. The TPRM program defines standards and identifies management responsibilities relative to risk assessment, due diligence, contract review and structuring, and third-party oversight and ongoing monitoring; the program aligns with Interagency Guidance on Third-Party Relationships: Risk Management. The TPRM program is a second line function that is overseen by the Company’s Operational Risk Manager, who reports directly to the CRO. The status of the TPRM program is reported to management on a regular basis and, periodically, to the Risk Committee.

Table of Content
The Company also maintains an Incident Response Program that establishes security incident response protocols, principally relevant to the Information Security and Information Technology teams, including identification, containment, recovery, and follow up related to security incidents. The Incident Response Program specifies when an incident is deemed a potential information security breach requiring escalation of handling in accordance with the Company’s Crisis Communication Plan and Protocols. The Crisis Communication Plan and Protocols supplement the Incident Response Program and, although they may be used as general guidance with respect to a variety of incidents, they are designed to assist the incident response team in responding to an actual or possible systems or data breach incident. In connection with an incident involving an actual or possible systems or data breach, the Crisis Communication Plan and Protocols establish a cross-functional response team to identify incidents, determine whether systems or data have been compromised and, if so, initiate protocols to identify the extent of the incident, contain and mitigate any damage, communicate the incident to all necessary parties (including regulatory agencies and law enforcement agencies, as applicable), maintain the Company’s brand integrity, sustain customer trust, and establish the foundation to recover from the incident and rebuild the Company’s brand reputation.

Governance

The Company’s Board of Directors, through the Risk Committee, provides direction and oversight of the enterprise-wide risk management framework of the Company, including the management of risks arising from information systems and cyber security threats. The Risk Committee periodically receives presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party reviews, technological trends, and other cybersecurity related topics. The Risk Committee also receives information regarding any material cybersecurity incidents, as well as ongoing updates regarding any such incidents until they have been addressed. On a quarterly basis, the Risk Committee and the Board of Directors receive updates on key risk and key performance metrics related to the Company’s information systems and cyber security posture with the Risk Committee receiving additional information regarding noncompliance with risk limits and associated remediation efforts. On at least an annual basis, the full Board of Directors discusses the Company’s approach to information systems and cyber security risk management with the CISO.
The CISO is accountable for managing the Information Security department and the information systems and cyber security program. The responsibilities of Information Security include overseeing the design, implementation, ongoing enhancement, monitoring, and testing of the Company's information systems and cyber security program to ensure the confidentiality, availability, and integrity of information assets in accordance with applicable laws, regulations, and regulatory guidance. Information Security establishes appropriate standards for information system security and access, and develops and implements relevant policies, procedures, and controls to ensure such standards are maintained. The Information Security department has overall responsibility for security awareness and training programs, business continuity analysis and planning, and initial assessment and periodic monitoring of key third-party technology service providers, as well as data classification and risk assessments related to information and cyber security. Information Security also provides guidance on and participates in incident response planning and protocols.
The Information Technology department, under the direction of the CIO, is principally responsible for managing first line functions to protect and secure the Company’s technology infrastructure, systems, and data. Second line functions, including Information Security under the direction of the CISO, provide guidance, oversight, monitoring and challenge of the first line’s activities. Second line functions are separated from first line functions through organizational structure and ultimately report directly to the Chief Risk Officer. Information Security consists of information security professionals with varying degrees of education and experience. Associates within the department with information systems and cyber security related responsibilities and job duties typically hold professional certifications and regularly participate in continuing education in their field. The CISO has substantial relevant experience in information and data security, cybersecurity risk management, and information technology infrastructure and operations. The CISO has served in various roles in Information Security and Information Technology with the Company for over 30 years and maintains several professional affiliations, including serving as a member of the cybersecurity advisory board of a state university and as a member of the governing body of a cybersecurity peer exchange.
To our knowledge, cybersecurity threats have not materially affected the Company, including its business strategy, results of operations, or financial condition. With regard to the possible impact of potential future cybersecurity threats or incidents, refer to the section titled “Information Technology or Cybersecurity Risks” under Item 1A, Risk Factors.

Table of Content
ITEM 2 – Properties.
As of December 31, 2023, Lakeland operated 68 branch offices located throughout Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex, and Union Counties in New Jersey and in Highland Mills, New York. Lakeland also operates six New Jersey regional commercial lending centers in Bernardsville, Iselin, Jackson, Montville, Teaneck and Waldwick and one New York commercial lending center to serve the Hudson Valley region. In addition to the Company’s principal office located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438, the Company leases two operations locations in Milton, New Jersey.
The aggregate net book value of premises and equipment was $52.8 million at December 31, 2023. As of December 31, 2023, 30 of the Company’s facilities were owned and 42 were leased for various terms.
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

Table of Content
PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of February 22, 2024, there were approximately 2,866 shareholders of record of the common stock.
The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years commencing December 31, 2018 and ending December 31, 2023 with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 85 Regional Northeast Banks.
 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2023

250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
2018
2019
2020
2021
2022
2023
Lakeland Bancorp, Inc.
NASDAQ Market Index
Regional Northeast Banks

Company/Market/Peer Group	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Lakeland Bancorp, Inc.	$100.00	$120.94	$92.20	$142.26	$136.43	$119.20
NASDAQ Market Index	100.00	136.69	198.10	242.03	163.27	236.15
Regional Northeast Banks	100.00	120.72	97.11	130.96	123.68	122.64

Table of Content
    The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2023	—	$—	—	2,393,423
November 1 to November 30, 2023	—	—	—	2,393,423
December 1 to December 31, 2023	—	—	—	2,393,423
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
ITEM 6 - {Reserved}.
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary, Lakeland Bank. The Company has omitted comparative discussion of 2022 and 2021 results, which are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 28, 2023.
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

Table of Content
General
The Company, through its wholly owned subsidiary, Lakeland Bank, operates 68 banking offices located in northern and central New Jersey and Highland Mills, New York. Lakeland offers a broad range of lending, depository and related financial services to individuals and small to medium-sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and wealth management services.
Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2023, the Company has acquired nine community banks with an aggregate asset total of approximately $4.16 billion at the date of the respective acquisitions. The Company completed its most recent acquisition of 1st Constitution Bancorp (NASDAQ: FCCY) (“1st Constitution”) effective January 6, 2022 with 1st Constitution merging into Lakeland Bancorp, Inc. and 1st Constitution’s wholly-owned subsidiary, 1st Constitution Bank, merging into Lakeland Bank. The acquisition represented a significant addition to Lakeland’s New Jersey franchise and the combined organization has over $10 billion in assets. 1st Constitution's financial information is not included in our December 31, 2021 financial information contained herein. The Company had a strategy to continue growing both organically and through acquisition should opportunities allow.
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

Table of Content
The Company considers the allowance for credit losses on loans a critical accounting estimate. See Note 1 to the Company's financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company's accounting policies and methodologies for establishing the allowance and the liability for off-balance-sheet commitments.
The allowance for credit losses on loans is a critical accounting estimate for the following reasons:
•estimates relating to the allowance for credit losses on loans require management to project future loan performance, including cash flows, delinquencies, charge-offs and collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate potential credit losses;
•the allowance for credit losses on loans is influenced by factors outside of management's control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, interest rates, housing prices, GDP, inflation and unemployment; and
•judgment is required to determine whether the models used to generate the allowance for credit losses on loans produce results that appropriately reflect a current estimate of lifetime expected credit losses.
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
Because management's estimates of the allowance for credit losses on loans involve a high degree of judgment, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the allowance recorded, there is uncertainty inherent in such estimates. Quantifying the impact of changes in the economic forecast on the allowance for credit losses on loans is difficult. Changes in these estimates could significantly impact the allowance and provision for credit losses.
At December 31, 2023 and 2022, the allowance for credit losses on loans was $77.2 million and $70.3 million, respectively. The increase in the allowance from 2022 to 2023 was primarily due to the growth in the loan portfolio and to an increase in qualitative environmental factors.
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

Table of Content
Executive Summary
During the year ended December 31, 2023, the banking industry experienced volatility with high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. Despite industry concerns, the Company's liquidity position remains strong. The Company took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including increasing brokered time deposits by $126.9 million in the year ended December 31, 2023, and increasing collateralized lines of credit with the FHLB. We also increased our usage of the Insured Cash Sweep ("ICS") product, as a method to increase the level of our customers' deposit insurance. As of December 31, 2023, the Company had $2.2 billion in deposits that were both uninsured and uncollateralized and we have cash and additional borrowing capacity of $2.6 billion. Furthermore, the Company's capital ratios remain above levels considered by the regulators to be "well-capitalized" as of December 31, 2023. For more information, see "Liquidity" below.
For the year ended December 31, 2023, the Company reported earnings of $84.7 million, diluted earnings per share of $1.29 and loan growth of 6%. The 2023 results were unfavorably impacted by a 10% decrease in net interest income resulting from the increased rate environment. This will be discussed in further detail below.

Financial Overview
The following table presents certain key aspects of the Company's performance for the years ended December 31, 2023 and 2022 and will be discussed further in this management’s discussion and analysis.

	At or for the Years Ended
(in thousands, except per share data)	12/31/2023	12/31/2022	Change
Income Statement
Interest income	$491,038	$367,543	$123,495
Interest expense	209,357	54,928	154,429
Net interest income	281,681	312,615	(30,934)
Provision for credit losses	13,052	8,514	4,538
Net interest income after provision for credit losses	268,629	304,101	(35,472)
Total other income	25,138	28,099	(2,961)
Total operating expense	182,974	188,208	(5,234)
Income before income tax expense	110,793	143,992	(33,199)
Income tax expense	26,053	36,623	(10,570)
Net income	$84,740	$107,369	$(22,629)

Share Data:
Basic earnings per common share	$1.29	$1.64	$(0.35)
Diluted earnings per common share	$1.29	$1.63	(0.34)

Average common shares outstanding	65,039	64,624	415
Diluted average common shares outstanding	65,217	64,918	299

Table of Content

	At or for the Years Ended
(dollars in thousands)	12/31/2023	12/31/2022	Change
Balance Sheet:
Total loans	$8,343,861	$7,866,050	$477,811
Allowance for credit losses on loans	77,163	70,264	6,899
Total assets	11,138,567	10,783,840	354,727
Total deposits	8,581,238	8,567,471	13,767
Stockholders' equity	1,169,369	1,108,587	60,782

Selected ratios of the Company:
Return on average assets	0.78%	1.04%	(0.26)%
Return on average common equity	7.48%	9.80%	(2.32)%
Return on average tangible common equity (Non-GAAP)	9.94%	13.17%	(3.23)%
Leverage ratio	9.27%	9.16%	0.11%
Loans to deposits	97.23%	91.81%	5.42%
Allowance for credit losses on loans to total loans	0.92%	0.89%	0.03%
Non-performing loans to total loans	0.31%	0.22%	0.09%
The Company recorded net income of $84.7 million, or $1.29 per diluted share, for the year ended December 31, 2023 compared to net income of $107.4 million, or $1.63 per diluted share, for 2022. The Company's results included a $30.9 million decrease in net interest income, a decrease in noninterest income of $3.0 million, and an increase in the provision for credit losses of $4.5 million offset in part by a decrease in noninterest expense of $5.2 million.
In 2023, return on average assets was 0.78%, return on average common equity was 7.48% and return on average tangible common equity was 9.94%. This compared to 2022 ratios of return on average assets of 1.04%, return on average common equity of 9.80% and return on average tangible common equity of 13.17%.
Total assets at December 31, 2023 were $11.14 billion, increasing $354.7 million or 3% compared to $10.78 billion at December 31, 2022. Total investment securities decreased $195.0 million. Total loans increased $477.8 million during 2023 to $8.34 billion at December 31, 2023 due to organic growth in the commercial real estate and residential loan areas. Non-owner occupied commercial loans increased $81.9 million, multifamily loans increased $148.1 million, owner occupied commercial loans increased $37.0 million, and residential loans increased $220.2 million.
Non-performing assets increased by $8.6 million during 2023 to $26.0 million at December 31, 2023 compared to $17.4 million at December 31, 2022 resulting from one construction loan totaling $12.7 million being placed on non-accrual in the fourth quarter of 2023.

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
For 2023, the Company's net interest margin was 2.77% compared to 3.24% for 2022. The decrease in net interest margin resulted from a increase in the cost of interest-bearing liabilities partially offset by an increase in the yields of interest-earning assets driven by the increase in market rates. The increasing rate environment also has resulted in a change in customer's banking behaviors causing them to move funds from lower yielding interest-bearing transaction accounts to higher yielding time deposits.

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

	2023			2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets:
Loans (1)	$8,094,267	$432,038	5.28%	$7,376,839	$325,001	4.36%	$6,003,325	$237,037	3.95%
Taxable investment securities and other	1,717,742	47,476	2.76%	1,774,466	35,352	1.99%	1,017,140	17,208	1.69%
Tax-exempt securities	320,173	7,867	2.46%	354,404	7,462	2.11%	143,363	3,333	2.32%
Federal funds sold (2)	102,639	5,309	5.17%	188,525	1,295	0.69%	352,834	440	0.12%
Total interest-earning assets	10,234,821	492,690	4.77%	9,694,234	369,110	3.77%	7,516,662	258,018	3.43%
Noninterest-earning assets:
Allowance for credit losses	(73,756)			(71,571)			(64,537)
Other assets	676,331			684,582			522,780
Total Assets	$10,837,396			$10,307,245			$7,974,905
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$803,762	$1,999	0.25%	$1,094,399	$2,410	0.22%	$642,298	$334	0.05%
Interest-bearing transaction accounts	4,140,942	98,537	2.38%	4,373,830	32,982	0.75%	3,613,484	10,817	0.30%
Time deposits	1,724,672	62,559	3.63%	922,935	8,861	0.96%	882,379	5,642	0.64%
Federal funds purchased	621,948	32,976	5.23%	100,745	3,455	3.38%	2,287	8	0.35%
Securities sold under agreements to repurchase	27,603	588	2.10%	96,812	203	0.21%	92,824	70	0.07%
Long -term borrowings	298,379	12,698	4.20%	218,811	7,017	2.53%	162,643	5,612	3.40%
Total interest-bearing liabilities	7,617,306	209,357	2.74%	6,807,532	54,928	0.80%	5,395,915	22,483	0.42%
Noninterest-bearing liabilities:
Demand deposits	1,918,633			2,267,867			1,671,889
Other liabilities	168,801			135,985			111,547
Stockholders’ equity	1,132,656			1,095,861			795,554
Total Liabilities and Stockholders' Equity	$10,837,396			$10,307,245			$7,974,905
Net interest income/spread		283,333	2.03%		314,182	2.97%		235,535	3.01%
Tax equivalent basis adjustment		1,652			1,567			700
Net Interest Income		$281,681			$312,615			$234,835
Net Interest Margin (3)			2.77%			3.24%			3.13%
(1)Includes non-accrual loans, loans held for sale and deferred loan fees. Average deferred loan fees totaled $1.0 million in 2023, $3.3 million in 2022 and $9.7 million in 2021.
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

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
(in thousands)	Volume	Rate		Volume	Rate
Interest Income
Loans	$31,188	$75,849	$107,037	$58,850	$29,114	$87,964
Taxable investment securities and other	(145)	12,269	12,124	14,794	3,350	18,144
Tax-exempt investment securities	(841)	1,246	405	4,443	(314)	4,129
Federal funds sold	(4,442)	8,456	4,014	(1,130)	1,985	855
Total interest income	25,760	97,820	123,580	76,957	34,135	111,092
Interest Expense
Savings deposits	(723)	312	(411)	996	1,080	2,076
Interest-bearing transaction accounts	(4,738)	70,292	65,554	5,213	16,952	22,165
Time deposits	29,021	24,678	53,699	377	2,842	3,219
Federal funds purchased	27,634	1,887	29,521	3,377	70	3,447
Securities sold under agreements to repurchase	(1,474)	1,859	385	8	125	133
Long-term borrowings	3,196	2,485	5,681	1,977	(572)	1,405
Total interest expense	52,916	101,513	154,429	11,948	20,497	32,445
Net Interest Income	$(27,156)	$(3,693)	$(30,849)	$65,009	$13,638	$78,647
Net interest income on a tax equivalent basis for 2023 was $283.3 million, compared to $314.2 million in 2022. The decrease in net interest income resulted from an increase in the yield on average interest-bearing liabilities of 194 basis points partially offset by a 100 basis point increase in the yield on average earning assets.
Interest income on a tax-equivalent basis increased $123.6 million, or 33%, from $369.1 million in 2022 to $492.7 million in 2023. The increase in interest income resulted primarily from the increase in yields on average interest-earning assets augmented by higher average interest-earning assets. The increase in yield on interest-earning assets was due primarily to increases in yields on loans and investment securities due to increases in the market rates during 2023. The average balance of loans increased $717.4 million compared to 2022, while the yield on average loans of 5.28% in 2023 was 92 basis points higher than 2022. The yield on average taxable investment securities increased 77 basis points, while the yield on tax-exempt investment securities increased 35 basis points compared to 2022.
Total interest expense increased $154.4 million from $54.9 million in 2022 to $209.4 million in 2023. Total average interest-bearing liabilities increased $809.8 million, mostly due to the increase in average total borrowings of $531.6 million and an increase in total average interest-bearing deposits of $278.2 million. The cost of average interest-bearing liabilities increased from 0.80% in 2022 to 2.74% in 2023, largely driven by higher market interest rates. The cost of interest-bearing transaction accounts and time deposits increased by 163 basis points and 267 basis points, respectively, compared to 2022. Average savings accounts and interest bearing transaction accounts declined $290.6 million and $232.9 million, respectively, while time deposits increased $801.7 million reflecting a change in customer deposit preferences driven by the market interest rate increase. Average overnight borrowings increased by $521.2 million in 2023 with the cost of those borrowings increasing by 185 basis points due to the rising interest rate environment in 2023. The increase in federal funds purchased results from funding loan growth and keeping more on balance sheet liquidity in response to industry-wide concerns over liquidity.

Table of Content
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
In 2023, the Company recorded an $13.1 million provision for credit losses compared to $8.5 million for 2022. The provision is comprised of a provision for credit losses on loans of $7.2 million, a benefit for off-balance-sheet exposures of $526,000 and a provision for credit losses on securities of $6.4 million. The provision for credit losses on loans in 2023 was due primarily to growth in the loan portfolio and additional environmental qualitative factors. The provision for credit losses in investment securities resulted primarily from a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023. Charge-offs totaled $7.4 million (including the $6.6 million in the aforementioned investment security) and recoveries totaled $460,000.
Noninterest Income
Noninterest income of $25.1 million in 2023 decreased by $3.0 million compared to 2022. Gains on sales of loans decreased from $2.8 million in 2022 to $1.5 million in 2023 resulting from lower sale volume of residential mortgages. Service charges on deposit accounts decreased $646,000 compared to 2022 due primarily to decreases in interchange income as a result of the provisions of the Durbin amendment which became effective for Lakeland in the third quarter of 2023. Commissions and fees in 2023 decreased $1.9 million compared to 2022 due to decreases in investment commission income and commercial loan fees. Income on bank owned life insurance decreased $530,000 due primarily to death benefits received during 2022. Offsetting these decreases in noninterest income was an increase in gain (loss) on equity securities which increased to a gain of $110,000 in 2023 from a loss of $1.3 million in 2022.
Noninterest Expense
Noninterest expense decreased $5.2 million to $183.0 million for 2023 compared to $188.2 million for 2022 due primarily to merger-related expenses of $864,000 for 2023 compared to $8.6 million in 2022. Merger-related expenses in 2022 included $4.6 million related to the Company's acquisition of 1st Constitution Bancorp, as well as $4.0 million related to the anticipated transaction with Provident. FDIC expense increased from $2.7 million in 2022 to $5.3 million in 2023 relating to Lakeland's asset size exceeding $10 billion. Data processing expense increased from $6.2 million in 2022 to $7.6 million in 2023 as a result of credits received from service providers in the second half of 2022. Other expenses decreased from $31.6 million in 2022 to $29.1 million in 2023 resulting from declines in consulting fees of $945,000, core deposit amortization of $322,000 and marketing expense of $287,000.
The Company's efficiency ratio, a non-GAAP measure, was 58.38% for 2023 compared to 51.79% for the same period last year, primarily as a result of decreased revenue due to the increased cost of funds in the rising interest rate environment. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The efficiency ratio expresses the relationship between noninterest expense (excluding merger related expenses and core deposit amortization) to total tax-equivalent revenue (excluding gains and/or losses on sales of securities.

Table of Content

	For the Years Ended December 31,
(dollars in thousands)	2023	2022
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$182,974	$188,208
Less:
Amortization of core deposit intangibles	2,029	2,351
Merger related expenses	864	8,606
Noninterest expense, as adjusted	$180,081	$177,251
Net interest income	$281,681	$312,615
Noninterest income	25,138	28,099
Total revenue	306,819	340,714
Tax-equivalent adjustment on municipal securities	1,652	1,567
Less: Gains on sales of investment securities	—	—
Total revenue, as adjusted	$308,471	$342,281
Efficiency ratio (Non-GAAP)	58.38%	51.79%
Income Taxes
The Company’s effective income tax rate was 23.5% and 25.4% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate declined from 2022 to 2023 as a result of the decline in pretax income and the resulting increase of tax advantaged items as a percent of pretax income.
Financial Condition
Total assets at December 31, 2023 were $11.14 billion, an increase of $354.7 million, or 3%, from $10.78 billion at December 31, 2022. Loans, net of deferred fees, were $8.34 billion and $7.87 billion at December 31, 2023 and 2022, respectively, an increase of $477.8 million, or 6% during 2023. Investment securities were $1.85 billion and $2.04 billion December 31, 2023 and 2022, respectively, a decrease of $184.5 million or 9% during 2023. Total deposits were $8.58 billion at December 31, 2023, an increase of $13.8 million from December 31, 2022. Borrowings were $1.23 billion at December 31, 2023 compared to $948.1 million from December 31, 2022, an increase of $285.8 million.
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
At December 31, 2023, the amortized cost of loans totaled $8.34 billion, an increase of $477.8 million when compared to the balance at December 31, 2022 of $7.87 billion. Commercial real estate loans increased $263.0 million from December 31, 2022 to December 31, 2023 including increase in multifamily and non-owner occupied commercial loans of $148.1 million and $81.9 million, respectively. Residential mortgages increased by $220.2 million to $985.8 million at December 31, 2023. Commercial, industrial and other loans increased $32.2 million to $638.9 million at December 31, 2023. For detailed information on the composition of the Company’s loan portfolio, see Note 5 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Table of Content
The following table presents the classification of Lakeland's loans by major category.

(in thousands)	December 31, 2023	December 31, 2022
Non-owner occupied commercial	$2,987,959	$2,906,014
Owner occupied commercial	1,283,221	1,246,189
Multifamily	1,408,905	1,260,814
Non-owner occupied residential	213,986	218,026
Commercial, industrial and other	638,894	606,711
Construction	302,745	380,100
Equipment finance	179,171	151,574
Residential mortgage	985,768	765,552
Consumer	343,212	331,070
Total	$8,343,861	$7,866,050
At December 31, 2023, concentrations of loans exceeding 10% by segment of total loans outstanding included non-owner occupied commercial loans, owner occupied commercial loans, multifamily loans and residential mortgages. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.
The following tables present loan maturities and sensitivity to changes in interest rates at December 31, 2023.

(in thousands)	Within One Year	After One but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
Non-owner occupied commercial	$103,776	$971,946	$1,843,689	$68,548	$2,987,959
Owner occupied commercial	74,974	360,983	793,078	54,186	1,283,221
Multifamily	32,693	390,923	964,378	20,911	1,408,905
Non-owner occupied residential	17,250	63,505	126,946	6,285	213,986
Commercial, industrial and other	278,903	170,929	181,261	7,801	638,894
Construction	99,892	66,953	132,721	3,179	302,745
Equipment finance	5,087	158,879	15,205	—	179,171
Residential Mortgage	3,186	15,714	77,981	888,887	985,768
Consumer	2,195	17,961	80,238	242,818	343,212
Total loans	$617,956	$2,217,793	$4,215,497	$1,292,615	$8,343,861

(in thousands)	Amounts due after one year at predetermined rates	Amount due after one year at floating or adjustable rates

Non-owner occupied commercial	$995,729	$1,888,454
Owner occupied commercial	432,363	775,884
Multifamily	476,477	899,735
Non-owner occupied residential	68,126	128,610
Commercial, industrial and other	98,575	261,416
Construction	11,831	191,022
Equipment finance	174,084	—
Residential Mortgage	740,500	242,082
Consumer	121,563	219,454
Total loans	$3,119,248	$4,606,657

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
Non-accrual loans increased to $26.0 million at December 31, 2023 from $17.4 million at December 31, 2022. Construction loans increased $11.7 million during that time period as a result of one loan being added to non-accrual late in 2023. Commercial, industrial and other non-accrual loans decreased $2.6 million when compared to December 31, 2022 and owner occupied commercial non-accrual loans decreased by $2.6 million during the same time period. Non-accruals as of December 31, 2023 include no loan relationships between $500,000 and $1.0 million and three loan relationships exceeding $1.0 million totaling $20.3 million. All non-accrual loans are in various stages of litigation, foreclosure, or workout. There are no non-accrual loans included in troubled debt restructurings ("TDRs") as of December 31, 2022.
In 2023, the Company adopted Accounting Standards Update 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of TDRs so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure contained in Note 5 in the Notes to the Financial Statements contained in this Annual Report on Form 10-K. It also replaces the disclosure of TDRs with the disclosure of modifications of receivables to debtors experiencing financial difficulty.
During the year ended December 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, Lakeland had $2.6 million in loans that were TDRs and still accruing. There were no loans that were restructured during 2022. There were no loans that subsequently defaulted in the years ended December 31, 2023 and December 31, 2022.
At December 31, 2023 and 2022, the Company had $64.8 million and $63.5 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no additional loans at December 31, 2023, other than those designated non-performing or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

Table of Content
The following tables present the historical relationships between credit ratios, including allowance for credit losses on loans to total loans, non-accrual loans to total loans, allowance for credit losses on loans to non-accrual loans and net charge-offs to average loans by loan category.

	As of and for the Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Allowance for credit losses on loans to total loans outstanding	0.92%	0.89%	0.97%
Allowance for credit losses on loans	$77,163	$70,264	$58,047
Total loans outstanding	8,343,861	7,866,050	5,976,148

Non-accrual loans to total loans outstanding	0.31%	0.22%	0.28%
Non-accrual loans	$25,963	$17,362	$16,981
Total loans outstanding	8,343,861	7,866,050	5,976,148

Allowance for credit losses on loans to non-accrual loans	297.20%	404.70%	341.83%
Allowance for credit losses on loans	$77,163	$70,264	$58,047
Non-accrual loans	25,963	17,362	16,981

Table of Content

	As of and for the Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	—%	0.10%
Net charge-offs during the period	$—	$—	$2,246
Average amount outstanding	2,965,982	2,798,805	2,347,575

Owner occupied commercial	—%	(0.03)%	—%
Net (recoveries) charge-offs during the period	$(6)	$(313)	$(20)
Average amount outstanding	1,232,996	1,120,776	870,727

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$28
Average amount outstanding	1,320,378	1,138,937	889,456

Non owner occupied residential	—%	(0.01)%	0.03%
Net charge-offs (recoveries) during the period	$—	$(14)	$58
Average amount outstanding	210,654	215,342	188,166

Commercial, industrial and other	(0.03)%	0.15%	(0.08)%
Net (recoveries) charge-offs during the period	$(205)	$977	$(487)
Average amount outstanding	588,466	644,329	593,979

Construction	—%	1.74%	(0.01)%
Net recoveries during the period	$13	$6,804	$(21)
Average amount outstanding	364,483	391,253	312,107

Equipment finance	0.16%	0.05%	0.24%
Net charge-offs during the period	$277	$70	$285
Average amount outstanding	168,366	132,384	120,252

Residential mortgage	0.01%	(0.01)%	(0.02)%
Net (recoveries) charge-offs during the period	$128	$(48)	$(64)
Average amount outstanding	903,480	624,492	398,141

Consumer	0.03%	0.02%	0.05%
Net charge-offs during the period	$102	$72	$137
Average amount outstanding	338,577	308,368	281,896

Total loans	—%	0.10%	0.04%
Net charge-offs (recoveries) during the period	$309	$7,548	$2,162
Average amount outstanding	8,093,382	7,374,686	6,002,299
For 2023 and 2022, the ratio of the allowance for credit losses on loans to total loans outstanding was 0.92% and 0.89%, respectively. The Company recorded a provision for credit losses on loans in 2023 of $7.2 million due to growth in the loan portfolio in 2023 and an increase in environmental qualitative factors. The ratio of non-accrual loans to total loans increased to 0.31% in 2023 from 0.22% in 2022. The ratio of allowance for credit losses on loans to non-accrual loans decreased to 297.20% from 404.70%.
Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses on loans to be adequate at December 31, 2023.

Table of Content
Net charge-offs as a percentage of average loans outstanding remain at low levels at 0.00% and 0.10% for 2023 and 2022, respectively. The primary reason for the decrease in net charge-offs in 2023 was charge-offs related to 1st Constitution's PCD loans in 2022, which totaled $7.6 million.
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

	December 31, 2023		December 31, 2022
(dollars in thousands)	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category

Non-owner occupied commercial	$24,319	35.7%	$23,462	37.0%
Owner occupied commercial	6,387	15.4%	6,696	15.8%
Multifamily	9,746	17.0%	9,425	16.1%
Non-owner occupied residential	2,400	2.6%	2,643	2.8%
Commercial, industrial and other	9,044	7.7%	8,836	7.7%
Construction	2,246	3.6%	2,968	4.8%
Equipment finance	7,521	2.1%	3,445	1.9%
Residential mortgage	10,386	11.8%	8,041	9.7%
Consumer	5,114	4.1%	4,748	4.2%
Total	$77,163	100.0%	$70,264	100.0%
Investment Securities
Investment securities totaled $1.78 billion at December 31, 2023, decreasing $195.0 million compared to $1.98 billion at December 31, 2022. The Company has classified its investment securities into the available for sale and held to maturity categories based on its intent and ability to hold the securities to maturity. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Table of Content
The following table presents the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities as of December 31, 2023, at book value.

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Available for Sale
U.S. Treasury and U.S. government agencies
Amount	$81,823	$182,641	$10,236	$45,069	$319,769
Yield	1.32%	1.42%	7.01%	5.20%	2.11%
Mortgage-backed securities, residential
Amount	17	3,403	19,294	263,703	286,417
Yield	3.34%	2.37%	2.28%	3.01%	2.95%
Collateralized mortgage obligations, residential
Amount	—	506	3,173	133,391	137,070
Yield	—%	2.45%	2.31%	3.38%	3.35%
Mortgage-backed securities, multifamily
Amount	—	—	676	—	676
Yield	—%	—%	1.47%	—%	1.47%
Collateralized mortgage obligations, multifamily
Amount	3,010	19,042	9,252	11,192	42,496
Yield	2.63%	2.21%	5.31%	2.23%	2.92%
Asset-backed securities
Amount	—	—	—	43,693	43,693
Yield	—%	—%	—%	6.32%	6.32%
Obligations of states and political subdivisions
Amount	3,371	2,378	8,652	4,727	19,128
Yield	0.75%	2.25%	2.12%	0.88%	1.62%
Debt securities
Amount	3,457	19,092	74,484	—	97,033
Yield	2.69%	4.12%	4.13%	—%	4.08%
Total securities
Amount	$91,678	$227,062	$125,767	$501,775	$946,282
Yield	1.40%	1.74%	3.97%	3.56%	2.97%

Table of Content

(dollars in thousands)	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
Held to Maturity
U.S. Treasury and U.S. government agencies
Amount	$7,003	$951	$830	$1,622	$10,406
Yield	1.76%	7.31%	2.02%	1.97%	2.32%
Mortgage-backed securities, residential
Amount	8	3,099	1,132	328,270	332,509
Yield	4.45%	1.21%	2.94%	2.29%	2.28%
Collateralized mortgage obligations, residential
Amount	—	480	—	11,763	12,243
Yield	—%	2.24%	—%	2.59%	2.58%
Mortgage-backed securities, multifamily
Amount	—	559	2,040	1,546	4,145
Yield	—%	2.40%	1.77%	2.94%	2.29%
Obligations of states and political subdivisions
Amount	17,850	32,782	105,117	318,446	474,195
Yield	3.38%	1.46%	1.88%	1.98%	1.97%
Debt securities
Amount	—	—	2,879	—	2,879
Yield	—%	—%	3.00%	—%	3.00%
Total securities
Amount	$24,861	$37,871	$111,998	$661,647	$836,377
Yield	2.92%	1.61%	1.92%	2.15%	2.12%
Other Assets
Assets included within "other assets" on the Company's balance sheet decreased from $167.4 million at December 31, 2022 to $152.6 million at December 31, 2023 primarily due to a decrease in the fair value of swap assets of $10.3 million because of changes in the yield curve. In addition, net deferred tax assets decreased by $2.6 million, primarily as a result of a decrease in unrealized loss on investment securities.
Deposits
Total deposits increased from $8.57 billion at December 31, 2022 to $8.58 billion at December 31, 2023, an increase of $13.8 million. Savings and interest-bearing transaction accounts and noninterest-bearing deposits decreased $413.8 million, $331.7 million, respectively. Time deposits increased $759.3 million during the same time period. Because of the increasing market rate environment, depositors moved their deposits from lower paying transaction accounts to higher paying time deposits.

Table of Content
The average amount of deposits, the average rates paid on deposits and the balance of uninsured deposits (i.e., the portion of deposit accounts that exceed the FDIC insurance limit) for the years indicated are summarized in the following table.

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,918,633	—%	$2,267,867	—%	$1,671,889	—%
Interest-bearing transaction accounts	4,140,942	2.38%	4,373,830	0.75%	3,613,484	0.30%
Savings	803,762	0.25%	1,094,399	0.22%	642,298	0.05%
Time deposits	1,724,672	3.63%	922,935	0.96%	882,379	0.64%
Total	$8,588,009	1.90%	$8,659,031	0.51%	$6,810,050	0.25%

	December 31, 2023		December 31, 2022		December 31, 2021
Uninsured deposits	$3,941,671		$4,355,585		$3,256,006
The aggregate amount of outstanding time deposits that are uninsured in excess of $250,000, broken down by time remaining to maturity at December 31, 2023, was as follows.

(in thousands)
Within 3 months	$119,685
Over 3 through 6 months	98,602
Over 6 through 12 months	178,392
Over 12 months	26,297
Total	$422,976
Federal Home Loan Bank Advances and Other Borrowings
    Lakeland may borrow from time to time from the FHLB and other correspondent banks as part of its overall funding and liquidity management program. FHLB advances totaled $325.0 million and $25.0 million at December 31, 2023 and December 31, 2022, respectively, with respective weighted average interest rates of 4.71% and 0.77%. These advances are collateralized by first mortgage loans and have prepayment penalties. For more information, please see Note 10 in Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Derivatives
Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments; thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. Further discussion of Lakeland’s derivatives can be found in Note 20 to the Consolidated Financial Statements.
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
Lakeland funds loan demand and operation expenses from several sources:
•Net income. Cash provided by operating activities was $115.6 million in 2023 compared to $124.7 million in 2022.
•Deposits. Lakeland can offer new products or change its rate structure in order to attempt to increase deposits. In 2023, Lakeland experienced a $13.9 million increase in deposits compared to a decrease of $48.5 million in 2022 excluding $1.65 billion in deposits acquired from 1st Constitution.

Table of Content
•Sales of securities and overnight funds. At year-end 2023, the Company had $946.3 million in securities designated “available for sale.” Of these securities, $862.1 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.
•Repayments on loans and investments can also be a source of liquidity to fund further loan growth.
•Overnight credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight and short term based on the market value of collateral pledged. Lakeland had $600.0 million of overnight and short-term borrowings from the FHLB as of December 31, 2023. Lakeland had remaining availability of $1.65 billion for borrowing at the FHLB on December 31, 2023. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million from correspondent banks. Lakeland had $89.4 million in borrowings against these lines at December 31, 2023. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York ("Federal Reserve") or through the Bank Term Funding Program ("BTFP") based on the market value of collateral pledged. The BTFP was established by the Federal Reserve in the first quarter of 2023 to make additional funding available for eligible depository institutions to help assure that banks have the ability to meet the needs of their depositors. The BTFP program is expiring on March 11, 2024. Lakeland had availability to borrow up to $263.3 million from the Federal Reserve, although it has no present intention to do so. Lakeland had no borrowings with the Federal Reserve Bank as of December 31, 2023.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. Cash and cash equivalents totaling $320.7 million at December 31, 2023, increased $84.7 million from December 31, 2022. Operating activities provided $115.6 million in net cash. Investing activities used $290.6 million in net cash, primarily reflecting a net increase in loans and net purchases of Federal Home Loan Bank stock offset by net decreases in investment securities. Financing activities provided $259.7 million in net cash primarily reflecting a net increase in FHLB advances of $300.0 million partially offset by the payment of dividends of $38.1 million.
The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs, including current loan commitments, deposit maturities and other obligations. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to the effects of general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

Table of Content
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2023. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment Due Period
(in thousands)	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years

Minimum annual rentals or noncancellable operating leases	$19,478	$4,287	$6,169	$3,339	$5,683
Benefit plan commitments	3,841	339	745	745	2,012
Remaining contractual maturities of time deposits	1,967,448	1,794,878	169,611	2,959	—
Subordinated debentures	194,705	—	—	—	194,705
Loan commitments and lines of credit	1,663,206	1,158,581	160,334	88,851	255,440
Other borrowings	325,000	—	25,000	300,000	—
Interest on other borrowings (1)	134,561	23,640	46,791	27,691	36,439
Standby letters of credit	30,508	28,820	333	1,355	—
Total	$4,338,747	$3,010,545	$408,983	$424,940	$494,279
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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2024 (the base case) is $267.4 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
December 31, 2023	(2.8)%	2.2%
December 31, 2022	(2.0)%	1.1%
The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
December 31, 2023	(10.5)%	(8.3)%	(6.1)%	(2.9)%	2.0%	3.8%	5.1%	6.4%
December 31, 2022	(7.1)%	(5.4)%	(3.8)%	(1.6)%	0.7%	0.4%	(1.0)%	(1.7)%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2023 (the base case) was $1.36 billion. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%	(25.0)%	(35.0)%
December 31, 2023	(22.7)%	(17.5)%	(12.2)%	(5.8)%	4.4%	7.6%	9.7%	5.0%
December 31, 2022	(13.8)%	(10.3)%	(6.6)%	(2.9)%	1.9%	1.9%	(0.5)%	(6.0)%

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
Capital Resources
Stockholders’ equity increased from $1.11 billion on December 31, 2022 to $1.17 billion on December 31, 2023, which was primarily due to $84.7 million of net income and a decrease of $10.7 million in other comprehensive loss partially offset by the payment of cash dividends on common stock of $38.1 million.
Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $17.09 on December 31, 2022 to $17.98 on December 31, 2023, primarily as a result of an increase in retained net income. Tangible book value per share was $13.69 on December 31, 2023, increasing from $12.76 on December 31, 2022. For more information see “Non-GAAP Financial Measures.”
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2023, the Company and Lakeland met all capital adequacy requirements to which they are subject.
The following table reflects capital ratios of the Company and Lakeland as of December 31, 2023 and 2022.

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

Company	9.27%	9.16%	11.00%	10.71%	11.51%	11.24%	14.11%	13.83%
Lakeland	10.09%	10.03%	12.53%	12.31%	12.53%	12.31%	13.43%	13.15%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

Table of Content
Non-GAAP Financial Measures
Calculation of Tangible Book Value Per Common Share

	December 31,
(in thousands, except per share amounts)	2023	2022

Total common stockholders’ equity at end of period - GAAP	$1,169,369	$1,108,587
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	7,058	9,088
Total tangible common stockholders’ equity at end of period - Non-GAAP	$890,482	$827,670
Shares outstanding at end of period	65,030	64,872
Book value per share - GAAP	$17.98	$17.09
Tangible book value per share - Non-GAAP	$13.69	$12.76
Calculation of Tangible Common Equity to Tangible Assets

	December 31,
(dollars in thousands)	2023	2022

Total tangible common stockholders’ equity at end of period - Non-GAAP	$890,482	$827,670
Total assets at end of period - GAAP	$11,138,567	$10,783,840
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	7,058	9,088
Total tangible assets at end of period - Non-GAAP	$10,859,680	$10,502,923
Common equity to assets - GAAP	10.50%	10.28%
Tangible common equity to tangible assets - Non-GAAP	8.20%	7.88%
Calculation of Return on Average Tangible Common Equity:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021

Net income - GAAP	$84,740	$107,369	$95,041
Total average common stockholders’ equity - GAAP	$1,132,656	$1,095,861	$795,554
Less:
Average goodwill	271,829	270,246	156,277
Average other identifiable intangible assets, net	8,127	10,192	2,866
Total average tangible common stockholders’ equity - Non-GAAP	$852,700	$815,423	$636,411
Return on average common stockholders’ equity - GAAP	7.48%	9.80%	11.95%
Return on average tangible common stockholders’ equity - Non-GAAP	9.94%	13.17%	14.93%
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Update 2023-09, "Income Taxes (Topic 740)" ("ASU 2023-09"). The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. This ASU will be effective for financial statements issued by public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact this ASU will have on the Company's disclosures.

Table of Content
In June 2022, the FASB issued Update 2022-03, "Fair Value Measurement (Topic 820)" ("ASU 2022-03"). The guidance clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibits the sale of an equity security, amends a related illustrative example, and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This ASU will be effective for financial statements issued by public business entities for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact this ASU will have on the Company's disclosures.
In March 2022, FASB issued Update 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures" ("ASU 2022-02"). The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company adopted ASU 2022-02 in the first quarter of 2023. The adoption of this standard has not had a material impact on the consolidated financial statements. For more information, see Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2023 was $77.2 million, of which $74.9 million related to the allowance for credit losses for loans evaluated on a collective basis (collective ACL). Loans that share similar risk characteristics are grouped into respective portfolio segments for collective assessment, and as such make up the collective ACL. The Company uses an open pool loss-rate methodology that considers relevant information about past and current economic conditions, as well as a single economic forecast over a reasonable and supportable period. The Company’s historical loss rate is adjusted for changes in the economic forecast over the reasonable and supportable forecast period. The expected credit losses are the product of multiplying the Company’s adjusted loss rate by the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults. After the reasonable and supportable forecast period, the adjusted loss rate reverts on a straight-line basis to the historical loss rate. The reasonable and supportable and the reversion periods are established for each portfolio segment. A portion of the collective ACL is comprised of qualitative adjustments designed to address risks that are not previously captured in the open pool loss-rate model.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•continued use and appropriateness of changes made to the collective ACL methodology
•continued use and appropriateness of changes made to the open pool loss-rate model
•performance monitoring of the open pool loss-rate model
•identification and determination of the significant assumptions used to measure the adjusted loss rate in the open pool loss-rate model
•development of the qualitative adjustments
•analysis of the collective ACL results, trends and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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
Short Hills, New Jersey
February 28, 2024

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands)	2023	2022
Assets
Cash	$293,366	$223,299
Interest-bearing deposits due from banks	27,289	12,651
Total cash and cash equivalents	320,655	235,950
Investment securities, available for sale, at estimated fair value (allowance for credit losses of $0 at December 31, 2023, and $310 at December 31, 2022)	946,282	1,054,312
Investment securities, held to maturity (estimated fair value of $702,563 at December 31, 2023, and $760,455 at December 31, 2022, and allowance for credit losses of $146 at December 31, 2023, and $107 at December 31, 2022)	836,377	923,308
Equity securities, at fair value	17,697	17,283
Federal Home Loan Bank and other membership stock, at cost	52,517	42,483
Loans held for sale	664	536
Loans, net of deferred fees	8,343,861	7,866,050
Less: Allowance for credit losses	77,163	70,264
Total loans, net	8,266,698	7,795,786
Premises and equipment, net	52,846	55,429
Operating lease right-of-use assets	16,008	20,052
Accrued interest receivable	37,508	33,374
Goodwill	271,829	271,829
Other identifiable intangible assets	7,058	9,088
Bank owned life insurance	159,862	156,985
Other assets	152,566	167,425
Total Assets	$11,138,567	$10,783,840
Liabilities and Stockholders' Equity
Liabilities
Deposits	$8,581,238	$8,567,471
Federal funds purchased and securities sold under agreements to repurchase	714,152	728,797
FHLB term borrowings	325,000	25,000
Subordinated debentures	194,705	194,264
Operating lease liabilities	16,891	21,449
Other liabilities	137,212	138,272
Total Liabilities	9,969,198	9,675,253
Stockholders’ Equity
Common stock, no par value; authorized 100,000,000 shares; issued 65,161,310 shares and outstanding 65,030,275 shares at December 31, 2023, and issued 65,002,738 shares and outstanding 64,871,703 shares at December 31, 2022	858,857	855,425
Retained earnings	376,044	329,375
Treasury shares, at cost, 131,035 shares at December 31, 2023 and December 31, 2022	(1,452)	(1,452)
Accumulated other comprehensive loss	(64,080)	(74,761)
Total Stockholders’ Equity	1,169,369	1,108,587
Total Liabilities and Stockholders’ Equity	$11,138,567	$10,783,840
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Interest Income
Loans and fees	$432,038	$325,001	$237,037
Federal funds sold and interest-bearing deposits with banks	5,309	1,295	440
Taxable investment securities and other	47,476	35,352	17,208
Tax-exempt investment securities	6,215	5,895	2,633
Total Interest Income	491,038	367,543	257,318
Interest Expense
Deposits	163,095	44,253	16,793
Federal funds purchased and securities sold under agreements to repurchase	33,564	3,658	78
Other borrowings	12,698	7,017	5,612
Total Interest Expense	209,357	54,928	22,483
Net Interest Income	281,681	312,615	234,835
Provision (benefit) for credit losses	13,052	8,514	(10,896)
Net Interest Income after Provision (Benefit) for Credit Losses	268,629	304,101	245,731
Noninterest Income
Service charges on deposit accounts	10,339	10,985	9,856
Commissions and fees	7,225	9,116	6,939
Income on bank owned life insurance	3,450	3,980	2,676
Gain (loss) on equity securities	110	(1,302)	(285)
Gains on sales of loans	1,513	2,765	2,264
Gains on investment securities transactions, net	—	—	9
Swap income	1,596	1,576	634
Other income	905	979	268
Total Noninterest Income	25,138	28,099	22,361
Noninterest Expense
Compensation and employee benefits	108,874	108,167	82,589
Premises and equipment	31,304	30,882	24,773
FDIC insurance expense	5,294	2,724	2,341
Data processing expense	7,563	6,238	5,454
Merger-related expenses	864	8,606	1,782
Other operating expenses	29,075	31,591	23,818
Total Noninterest Expense	182,974	188,208	140,757
Income before provision for income taxes	110,793	143,992	127,335
Provision for income taxes	26,053	36,623	32,294
Net Income	$84,740	$107,369	$95,041
Per Share of Common Stock
Basic earnings	$1.29	$1.64	$1.85
Diluted earnings	$1.29	$1.63	$1.85
Cash dividends paid	$0.58	$0.57	$0.53
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2023	2022	2021

Net Income	$84,740	$107,369	$95,041
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gains (losses) on securities available for sale	11,159	(77,474)	(10,651)
Reclassification for securities gains included in net income	—	—	(6)
Net gain on securities reclassified from available for sale to held to maturity	—	—	2,784
Amortization of gain on debt securities reclassified to held to maturity	(478)	(551)	(265)
Unrealized losses on derivatives	—	—	(25)
Change in pension liability, net	—	—	30
Other comprehensive income (loss)	10,681	(78,025)	(8,133)
Total Comprehensive Income	$95,421	$29,344	$86,908
The accompanying notes are an integral part of these statements.

Table of Content

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$562,421	$191,418	$(1,452)	$11,397	$763,784
Net income	—	95,041	—	—	95,041
Other comprehensive loss, net of tax	—	—	—	(8,133)	(8,133)
Stock based compensation	4,073	—	—	—	4,073
Retirement of restricted stock	(651)	—	—	—	(651)
Exercise of stock options	19	—	—	—	19
Cash dividends on common stock	—	(27,119)	—	—	(27,119)
Balance at December 31, 2021	$565,862	$259,340	$(1,452)	$3,264	$827,014
Net income	—	107,369	—	—	107,369
Other comprehensive loss, net of tax	—	—	—	(78,025)	(78,025)
Issuance of stock	285,742	—	—	—	285,742
Stock based compensation	5,777	—	—	—	5,777
Retirement of restricted stock	(1,956)	—	—	—	(1,956)
Cash dividends on common stock	—	(37,334)	—	—	(37,334)
Balance at December 31, 2022	$855,425	$329,375	$(1,452)	$(74,761)	$1,108,587
Net income	—	84,740	—	—	84,740
Other comprehensive income, net of tax	—	—	—	10,681	10,681
Stock based compensation	4,982	—	—	—	4,982
Retirement of restricted stock	(1,550)	—	—	—	(1,550)
Cash dividends on common stock	—	(38,071)	—	—	(38,071)
Balance at December 31, 2023	$858,857	$376,044	$(1,452)	$(64,080)	$1,169,369
The accompanying notes are an integral part of these statements.

Table of Content
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$84,740	$107,369	$95,041
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums, discounts and deferred loan fees and costs	5,351	5,918	(3,981)
Depreciation and amortization	5,115	5,138	5,126
Amortization of intangible assets	2,029	2,351	868
Amortization of operating lease right-of-use assets	4,616	9,319	2,267
Provision (benefit) for credit losses	13,052	8,514	(10,896)
Stock-based compensation	4,982	5,777	4,073
Loans originated for sale	(51,249)	(57,467)	(56,956)
Proceeds from sales of loans held for sale	52,634	66,259	58,612
Gains on investment securities transactions, net	—	—	(9)
Gains on sales of loans held for sale	(1,513)	(2,765)	(2,264)
Income on bank owned life insurance	(3,276)	(3,124)	(2,550)
Gain on death benefits from bank owned life insurance	(220)	(855)	(126)
Change in fair value of equity securities	(110)	1,302	285
Gains on other real estate and other repossessed assets	(19)	(23)	(32)
Loss on sale of premises and equipment	42	872	281
Loss on property held for sale	41	—	—
Long-term debt extinguishment	—	—	831
Impairment of property held for sale	—	345	—
Deferred tax (benefit) expense	(1,017)	2,747	5,422
Excess tax benefits (deficiencies)	130	69	(89)
Decrease (increase) in other assets	5,942	(68,863)	36,589
(Decrease) increase in other liabilities	(5,665)	41,813	(37,389)
Net Cash Provided by Operating Activities	115,605	124,696	95,103
Cash Flows from Investing Activities:
Net cash acquired in acquisitions	—	326,236	—
Proceeds from repayments and maturities of available for sale securities	113,299	135,960	181,706
Proceeds from repayments and maturities of held to maturity securities	94,493	137,241	66,709
Proceeds from sales of available for sale securities	—	—	4,402
Purchase of available for sale securities	—	(312,904)	(611,589)
Purchase of held to maturity securities	(12,265)	(117,233)	(310,128)
Purchase of equity securities	(304)	(1,217)	(2,959)
Proceeds from redemptions of Federal Home Loan Bank stock	224,809	78,451	13,817
Purchases of Federal Home Loan Bank stock	(234,843)	(110,638)	(10,887)
Death benefit proceeds from bank owned life insurance	716	2,005	470
Net (increase) decrease in loans	(473,341)	(783,353)	35,945
Proceeds from sales of loans previously held for investment	—	—	21,765
Proceeds from dispositions and sales of bank premises and equipment	—	—	278
Purchases of premises and equipment	(5,069)	(6,432)	(4,851)
Proceeds from sales of other real estate and other repossessed assets	1,933	23	32
Net Cash Used in Investing Activities:	(290,572)	(651,861)	(615,290)

Table of Content

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	13,939	(48,469)	510,077
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(14,646)	622,344	(63,107)
Proceeds from other borrowings	300,000	—	—
Net proceeds from issuance of subordinated debt	—	—	147,738
Redemption of subordinated debentures	—	—	(88,330)
Exercise of stock options	—	—	19
Retirement of restricted stock	(1,550)	(1,956)	(651)
Dividends paid	(38,071)	(37,334)	(27,119)
Net Cash Provided by Financing Activities:	259,672	534,585	478,627
Net increase (decrease) in cash and cash equivalents	84,705	7,420	(41,560)
Cash and cash equivalents, beginning of year	235,950	228,530	270,090
Cash and cash equivalents, end of year	$320,655	$235,950	$228,530

Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$28,546	$37,227	$29,111
Cash paid during the period for interest	199,204	52,110	23,372
Transfer of debt securities to held to maturity at fair value	—	—	494,164
Transfer of loans to loans held for sale	—	—	21,689
Right-of-use assets obtained in exchange for new lease liabilities	573	1,158	717
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	1,247	—
Investment securities available for sale	—	217,774	—
Investment securities held to maturity	—	124,485	—
Loans held for sale	—	4,620	—
Loans	—	1,095,266	—
Fixed assets	—	13,748	—
Operating lease right-of-use assets, net	—	12,991	—
Goodwill and other intangible assets, net	—	124,570	—
Bank owned life insurance	—	37,580	—
Other assets	—	8,820	—
Total non-cash assets acquired	—	1,641,101	—
Liabilities assumed:
Deposits	—	1,650,613	—
Subordinated debt	—	14,734	—
Operating lease liabilities	—	12,991	—
Other liabilities	—	3,257	—
Total liabilities assumed	—	1,681,595	—
Common stock issued for acquisitions	—	285,742	—
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
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for credit losses on loans. The policies regarding this estimate are discussed below.
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
A debt security, either available for sale or held to maturity, is designated as non-accrual if the payment of interest is past due and unpaid for 30 days or more. Once a security is placed on non-accrual, accrued interest receivable is reversed and further interest income recognition is ceased. Since the non-accrual policy results in a timely reversal of interest receivable, the Company does not record an allowance for credit losses on interest receivable. The security will not be restored to accrual status until the security has been current on interest payments for a sustained period, i.e., a consecutive period of six months or two quarters; and the Company expects repayment of the remaining contractual principal and interest. However, if the security continues to be in deferral status, or the Company does not expect to collect the remaining interest payments and the contractual principal, charge-off is to be assessed. Upon charge-off, the allowance is written off and the loss represents a permanent write-down of the cost basis of the security. The Company made the election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $8.1 million and $8.7 million on investment securities at December 31, 2023 and 2022, respectively.
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

Table of Content
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

Table of Content
When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as modifications to borrowers experiencing financial difficulties are individually evaluated. For collateral-dependent loans, the Company considers the fair value of the collateral, net of anticipated selling costs and other adjustments. For non collateral-dependent individually evaluated loans, the impairment will be measured using the present value of expected future cash flows discounted at the loan's effective interest rate. Shortfalls in collateral or cash flows are charged-off or specifically reserved for in the period the short-fall is identified. Charge-offs are recommended by the Chief Credit Officer and approved by the Company's Board of Directors.
The Company adopted ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") in the first quarter of 2023. ASU 2022-02 eliminates the recognition and measurement guidance of Troubled Debt Restructurings ("TDRs") so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 replaces the disclosures of TDRs with disclosures of modifications of receivables to debtors experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss or to avoid foreclosure or repossession of collateral.
To identify loans which meet the definition of a potential modification to a borrower experiencing financial difficulty, the Company has determined the following criteria to be used in assessing whether a loan is considered a reasonably expected TDR:
•A loan with a risk rating of Special Mention, or worse;
•A loan identified as a foreclosure in process;
•Indicated via review and assessment that a modification is probable; and
•A modification approved, on a net concession/modification basis, that benefits the customer.
The methods for estimating expected credit losses on reasonably expected modifications to borrowers experiencing financial difficulty are the same as other individually evaluated loans. Modifications to borrowers experiencing financial difficulty $500,000 and above that are anticipated to remain on accrual status will normally have their reserves determined using the discounted cash flow method, while those below $500,000 will be included in, and be assessed as part of, the population of collectively evaluated pooled loans. Modifications to borrowers experiencing financial difficulty that are anticipated to be placed on non-accrual status will be considered collateral-dependent.
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
Mortgage Servicing
Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2023 and 2022, Lakeland was servicing approximately $32.5 million and $31.7 million, respectively, of loans for others.
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2023 and 2022, Lakeland had originated mortgage servicing rights of $144,000 and $149,000, respectively.
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
Goodwill and Other Identifiable Intangible Assets
    Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Under ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” companies assess qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, commonly referred to as the qualitative assessment or step zero. Goodwill is allocated to Lakeland's one reporting unit at the date goodwill is actually recorded.
    As of December 31, 2023, the carrying value of goodwill totaled $271.8 million. The Company performed its annual goodwill impairment test, as of November 30, 2023, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company qualitatively assessed the current economic environment, including the estimated impact of inflationary conditions and geopolitical events on macroeconomic variables and economic forecasts, and on the Company's stock price, considering how these might impact the fair value of its reporting unit. After consideration of these items, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of our goodwill impairment test date. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.
Bank Owned Life Insurance
Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is the owner and beneficiary of the policies. At December 31, 2023 and 2022, Lakeland had $159.9 million and $157.0 million, respectively, in BOLI. Income earned on BOLI was $3.5 million, $4.0 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in income for 2023, 2022 and 2021 are death benefit proceeds of $220,000, $855,000 and $126,000, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.
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
The Company’s maximum exposure to the Trusts is $48.0 million at December 31, 2023, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.
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
The transaction has been approved by the boards of directors of both companies and on February 1, 2023, shareholders of each company approved the proposed merger. The closing of the merger remains subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $864,000 and $4.0 million during 2023 and 2022, respectively.
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
The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition, including the use of a third-party valuation specialist. The calculation of goodwill was subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. No adjustments were made in the year after the close of the acquisition and all accounting is considered final. 1st Constitution's results of operations have been included in the Company's Consolidated Statements of Income from January 6, 2022.

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

Year Ended December 31, 2023	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$84,740	65,039	$1.30
Less: earnings allocated to participating securities	857	—	0.01
Net income available to common shareholders	83,883	65,039	1.29
Effect of dilutive securities
Stock options and restricted stock	—	178	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$83,883	65,217	$1.29

Table of Content

Year Ended December 31, 2022	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$107,369	64,624	$1.66
Less: earnings allocated to participating securities	1,236	—	0.02
Net income available to common shareholders	106,133	64,624	1.64
Effect of dilutive securities
Stock options and restricted stock	—	294	0.01
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$106,133	64,918	$1.63

Year Ended December 31, 2021	Income (Numerator)	Shares (Denominator)	Per Share Amount
(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$95,041	50,624	$1.87
Less: earnings allocated to participating securities	1,142	—	0.02
Net income available to common shareholders	93,899	50,624	1.85
Effect of dilutive securities
Stock options and restricted stock	—	246	—
Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$93,899	50,870	$1.85
There were no antidilutive options to purchase common stock to be excluded from the above computations.

Table of Content
Note 4 - Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's investment securities available for sale are as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$339,364	$99	$(19,694)	$—	$319,769
Mortgage-backed securities, residential	320,947	16	(34,546)	—	286,417
Collateralized mortgage obligations, residential	150,726	—	(13,656)	—	137,070
Mortgage-backed securities, multifamily	856	—	(180)	—	676
Collateralized mortgage obligations, multifamily	46,541	—	(4,045)	—	42,496
Asset-backed securities	44,561	—	(868)	—	43,693
Obligations of states and political subdivisions	19,699	—	(571)	—	19,128
Debt securities	112,544	—	(15,511)	—	97,033
Total	$1,035,238	$115	$(89,071)	$—	$946,282

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$383,958	$100	$(28,419)	$—	$355,639
Mortgage-backed securities, residential	351,355	6	(40,748)	—	310,613
Collateralized mortgage obligations, residential	170,502	—	(16,444)	—	154,058
Mortgage-backed securities, multifamily	1,000	—	(215)	—	785
Collateralized mortgage obligations, multifamily	51,108	—	(4,775)	—	46,333
Asset-backed securities	54,105	—	(1,710)	—	52,395
Obligations of states and political subdivisions	22,112	—	(989)	(1)	21,122
Debt securities	124,394	—	(10,718)	(309)	113,367
Total	$1,158,534	$106	$(104,018)	$(310)	$1,054,312
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's investment securities held to maturity are as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$10,406	$7	$(499)	$—	$9,914
Mortgage-backed securities, residential	332,509	82	(52,165)	—	280,426
Collateralized mortgage obligations, residential	12,243	—	(2,796)	—	9,447
Mortgage-backed securities, multifamily	4,145	—	(651)	—	3,494
Obligations of states and political subdivisions	474,220	43	(77,379)	(25)	396,859
Debt securities	3,000	—	(456)	(121)	2,423
Total	$836,523	$132	$(133,946)	$(146)	$702,563

Table of Content

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$11,099	$11	$(725)	$—	$10,385
Mortgage-backed securities, residential	360,683	57	(58,128)	—	302,612
Collateralized mortgage obligations, residential	13,026	—	(2,570)	—	10,456
Mortgage-backed securities, multifamily	5,094	—	(747)	—	4,347
Obligations of states and political subdivisions	530,513	2	(100,400)	(7)	430,108
Debt securities	3,000	—	(353)	(100)	2,547
Total	$923,415	$70	$(162,923)	$(107)	$760,455
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$90,745	$88,651	$24,853	$24,696
Due after one year through five years	217,816	204,111	33,733	32,023
Due after five years through ten years	107,767	93,372	108,972	95,124
Due after ten years	55,279	49,796	320,068	257,353
	471,607	435,930	487,626	409,196
Mortgage-backed and asset-backed securities	563,631	510,352	348,897	293,367
Total	$1,035,238	$946,282	$836,523	$702,563
For the years ended December 31, 2023 and 2022, there were no sales of available for sale securities. There were $4.4 million sales of securities for the year ended December 31, 2021 with gross gains on sales of securities of $9,000 and no gross losses on sales of securities. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.57 billion and $1.34 billion at December 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

Table of Content
The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented.

December 31, 2023	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$2,587	$—	$308,315	$19,694	59	$310,902	$19,694
Mortgage-backed securities, residential	10	—	284,803	34,546	129	284,813	34,546
Collateralized mortgage obligations, residential	—	—	137,070	13,656	100	137,070	13,656
Mortgage-backed securities, multifamily	—	—	676	180	1	676	180
Collateralized mortgage obligations, multifamily	—	—	42,496	4,045	20	42,496	4,045
Asset-backed securities	2,694	25	40,999	843	16	43,693	868
Obligations of states and political subdivisions	270	—	16,353	571	36	16,623	571
Debt securities	—	—	97,033	15,511	46	97,033	15,511
Total	$5,561	$25	$927,745	$89,046	407	$933,306	$89,071
HELD TO MATURITY
U.S. government agencies	$—	$—	$8,956	$499	3	$8,956	$499
Mortgage-backed securities, residential	$285	$2	$274,528	$52,163	183	$274,813	$52,165
Collateralized mortgage obligations, residential	—	—	9,447	2,796	11	9,447	2,796
Mortgage-backed securities, multifamily	—	—	3,494	651	3	3,494	651
Obligations of states and political subdivisions	3,691	2	380,787	77,377	341	384,478	77,379
Debt securities	—	—	2,544	456	1	2,544	456
Total	$3,976	$4	$679,756	$133,942	542	$683,732	$133,946

December 31, 2022	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$114,514	$5,856	$229,094	$22,563	67	$343,608	$28,419
Mortgage-backed securities, residential	127,363	12,399	182,079	28,349	135	309,442	40,748
Collateralized mortgage obligations, residential	66,316	3,958	87,742	12,486	104	154,058	16,444
Mortgage-backed securities, multifamily	—	—	786	215	1	786	215
Collateralized mortgage obligations, multifamily	37,407	2,861	8,926	1,914	20	46,333	4,775
Asset-backed securities	34,871	977	17,524	733	17	52,395	1,710
Obligations of states and political subdivisions	3,771	276	16,746	713	46	20,517	989
Debt securities	88,489	7,437	22,880	3,281	49	111,369	10,718
Total	$472,731	$33,764	$565,777	$70,254	439	$1,038,508	$104,018
HELD TO MATURITY
U.S. government agencies	$6,671	$336	$2,412	$389	3	$9,083	$725
Mortgage-backed securities, residential	$32,549	$2,275	$264,035	$55,853	182	$296,584	$58,128
Collateralized mortgage obligations, residential	4,668	516	5,787	2,054	12	10,455	2,570
Mortgage-backed securities, multifamily	2,671	376	1,676	371	4	4,347	747
Obligations of states and political subdivisions	82,459	3,689	341,076	96,711	379	423,535	100,400
Debt securities	—	—	2,647	353	1	2,647	353
Total	$129,018	$7,192	$617,633	$155,731	581	$746,651	$162,923
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
For held to maturity securities, management measures expected credit losses on a collective basis by major security type. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero. A range of historical losses method is utilized in estimating the net amount

Table of Content
expected to be collected for mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and debt securities.
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
The tables below indicate the credit profile of the Company's investment securities held to maturity at amortized cost for the periods presented.

December 31, 2023	AAA	AA	A	BB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$10,406	$—	$—	$—	$—	$10,406
Mortgage-backed securities, residential	332,509	—	—	—	—	332,509
Collateralized mortgage obligations, residential	12,243	—	—	—	—	12,243
Mortgage-backed securities, multifamily	4,145	—	—	—	—	4,145
Obligations of states and political subdivisions	152,167	309,788	—	—	12,265	474,220
Debt securities	—	—	—	3,000	—	3,000
Total	$511,470	$309,788	$—	$3,000	$12,265	$836,523

December 31, 2022	AAA	AA	A	BBB	Not Rated	Total
(in thousands)
U.S. Treasury and U.S. government agencies	$11,099	$—	$—	$—	$—	$11,099
Mortgage-backed securities, residential	360,683	—	—	—	—	360,683
Collateralized mortgage obligations, residential	13,026	—	—	—	—	13,026
Mortgage-backed securities, multifamily	5,094	—	—	—	—	5,094
Obligations of states and political subdivisions	156,661	317,566	1,020	—	55,266	530,513
Debt securities	—	—	—	3,000	—	3,000
Total	$546,563	$317,566	$1,020	$3,000	$55,266	$923,415
Equity securities at fair value
The Company has an equity securities portfolio which consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.7 million and $17.3 million at December 31, 2023 and December 31, 2022, respectively. The Company recorded no sales of equity securities for the years ended December 31, 2023, 2022 and 2021. The Company recorded gains of $110,000 for the year ended December 31, 2023, and $1.3 million and $285,000 in fair value losses on equity securities in noninterest income for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the SBA. Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2023, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

Table of Content
The Community Reinvestment funds also include $9.9 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of December 31, 2023. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.
Note 5 – Loans
The following table summarizes the composition of the Company’s loan portfolio.

(in thousands)	December 31, 2023	December 31, 2022
Non-owner occupied commercial	$2,987,959	$2,906,014
Owner occupied commercial	1,283,221	1,246,189
Multifamily	1,408,905	1,260,814
Non-owner occupied residential	213,986	218,026
Commercial, industrial and other	638,894	606,711
Construction	302,745	380,100
Equipment finance	179,171	151,574
Residential mortgage	985,768	765,552
Consumer	343,212	331,070
Total	$8,343,861	$7,866,050
Loans are recognized at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $29.1 million at December 31, 2023 and $24.5 million at December 31, 2022. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and total $1.8 million and $2.1 million at December 31, 2023 and December 31, 2022, respectively.
Consumer loans included overdraft deposit balances of $619,000 and $1.3 million at December 31, 2023 and December 31, 2022, respectively. Loans pledged for potential borrowings at the FHLB totaled $4.58 billion and $2.89 billion at December 31, 2023 and December 31, 2022, respectively.
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

Table of Content
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$315,447	$611,051	$371,828	$489,642	$266,172	$793,791	$16,498	$—	$2,864,429
Watch	2,512	3,237	—	7,328	—	49,126	—	—	62,203
Special mention	—	740	—	4,886	2,977	25,104	—	—	33,707
Substandard	—	—	—	—	—	27,325	295	—	27,620
Total	317,959	615,028	371,828	501,856	269,149	895,346	16,793	—	2,987,959
Owner occupied commercial
Pass	58,328	342,669	187,089	150,210	68,978	334,536	9,315	—	1,151,125
Watch	—	—	23,554	1,673	23,288	33,480	644	—	82,639
Special mention	—	556	3,512	1,403	1,646	5,262	—	960	13,339
Substandard	—	—	8,643	19,847	1,836	5,792	—	—	36,118
Total	58,328	343,225	222,798	173,133	95,748	379,070	9,959	960	1,283,221
Multifamily
Pass	143,030	300,128	263,154	250,089	63,413	328,095	5,496	—	1,353,405
Watch	—	1,383	8	29,538	3,783	6,509	—	—	41,221
Special mention	—	—	—	—	—	11,682	—	—	11,682
Substandard	—	—	1,095	—	—	1,502	—	—	2,597
Total	143,030	301,511	264,257	279,627	67,196	347,788	5,496	—	1,408,905
Non-owner occupied residential
Pass	14,720	36,596	27,974	19,708	23,560	75,250	6,261	—	204,069
Watch	—	2,117	—	—	—	3,499	75	—	5,691
Special mention	—	—	—	—	494	1,683	—	—	2,177
Substandard	—	—	—	—	531	1,518	—	—	2,049
Total	14,720	38,713	27,974	19,708	24,585	81,950	6,336	—	213,986
Commercial, industrial and other
Pass	19,628	38,783	41,152	20,639	24,297	43,755	415,925	557	604,736
Watch	4,137	1,558	878	49	272	1,129	16,771	1,875	26,669
Special mention	90	—	—	—	1	1,219	625	—	1,935
Substandard	—	375	820	29	126	325	3,879	—	5,554
Total	23,855	40,716	42,850	20,717	24,696	46,428	437,200	2,432	638,894
Current YTD period:
Gross charge-offs	—	—	13	—	—	14	—	—	27
Construction
Pass	46,970	145,072	60,681	2,688	4,912	3,999	8,079	3,039	275,440
Watch	2,337	1,101	10,512	—	—	—	657	—	14,607
Substandard	—	—	—	—	—	12,698	—	—	12,698
Total	49,307	146,173	71,193	2,688	4,912	16,697	8,736	3,039	302,745
Current YTD period:
Gross charge-offs	—	13	—	—	—	—	—	—	13

Table of Content

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Equipment finance
Pass	80,831	56,719	23,839	10,917	5,742	605	—	—	178,653
Substandard	76	219	126	32	65	—	—	—	518
Total	80,907	56,938	23,965	10,949	5,807	605	—	—	179,171
Current YTD period:
Gross charge-offs	29	44	194	—	31	9	—	—	307
Residential mortgage
Pass	270,695	312,166	157,716	100,900	33,022	108,868	—	—	983,367
Substandard	—	—	1,176	424	454	347	—	—	2,401
Total	270,695	312,166	158,892	101,324	33,476	109,215	—	—	985,768
Current YTD period:
Gross charge-offs	—	128	—	—	—	—	—	—	128
Consumer
Pass	25,790	40,640	27,989	7,117	3,445	18,865	218,035	99	341,980
Substandard	—	—	—	—	—	1,196	—	36	1,232
Total	25,790	40,640	27,989	7,117	3,445	20,061	218,035	135	343,212
Current YTD period:
Gross charge-offs	$237	$6	$23	$7	$1	$20	$—	$—	$294
Total loans	$984,591	$1,895,110	$1,211,746	$1,117,119	$529,014	$1,897,160	$702,555	$6,566	$8,343,861
Current YTD period:
Gross charge-offs	266	191	230	7	32	43	—	—	769

Table of Content

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2022.

	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Pre-2018	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$673,235	$391,748	$495,618	$271,109	$183,971	$703,852	$19,317	2,502	$2,741,352
Watch	1,272	—	21,720	26,906	12,099	48,314	—	—	110,311
Special mention	—	—	494	830	15,586	16,304	—	—	33,214
Substandard	—	—	—	—	133	21,004	—	—	21,137
Total	674,507	391,748	517,832	298,845	211,789	789,474	19,317	2,502	2,906,014
Owner occupied commercial
Pass	267,754	198,131	191,603	85,343	61,581	317,434	13,328	—	1,135,174
Watch	—	—	2,888	3,520	4,728	28,659	75	—	39,870
Special mention	585	17,778	5,749	1,862	3,701	20,292	—	—	49,967
Substandard	—	97	8,876	1,899	475	9,831	—	—	21,178
Total	268,339	216,006	209,116	92,624	70,485	376,216	13,403	—	1,246,189
Multifamily
Pass	312,910	221,306	265,187	67,072	95,432	249,021	5,288	—	1,216,216
Watch	—	5,817	11,692	—	—	2,504	—	—	20,013
Special mention	500	—	2,421	—	—	11,274	—	—	14,195
Substandard	—	—	—	3,864	—	6,526	—	—	10,390
Total	313,410	227,123	279,300	70,936	95,432	269,325	5,288	—	1,260,814
Non-owner occupied residential
Pass	37,445	29,365	22,133	24,205	18,489	67,114	7,513	21	206,285
Watch	—	—	—	2,068	—	5,244	75	—	7,387
Special mention	—	—	—	507	822	1,017	—	—	2,346
Substandard	—	—	—	—	—	2,008	—	—	2,008
Total	37,445	29,365	22,133	26,780	19,311	75,383	7,588	21	218,026
Commercial, industrial and other
Pass	48,719	51,894	27,644	57,124	13,936	39,892	339,040	245	578,494
Watch	251	704	237	211	—	1,424	10,001	—	12,828
Special mention	375	258	—	179	36	378	4,878	—	6,104
Substandard	776	242	—	450	4,722	183	2,912	—	9,285
Total	50,121	53,098	27,881	57,964	18,694	41,877	356,831	245	606,711
Construction
Pass	79,420	172,849	35,295	31,447	7,245	4,005	19,294	—	349,555
Watch	1,159	5,480	10,299	—	—	—	171	—	17,109
Substandard	—	95	—	—	—	13,341	—	—	13,436
Total	80,579	178,424	45,594	31,447	7,245	17,346	19,465	—	380,100
Equipment finance
Pass	74,840	36,087	20,382	15,738	3,862	546	—	—	151,455
Substandard	—	—	—	97	22	—	—	—	119
Total	74,840	36,087	20,382	15,835	3,884	546	—	—	151,574
Residential mortgage
Pass	323,636	167,791	110,199	35,180	20,218	106,391	—	—	763,415
Substandard	—	—	—	490	341	1,306	—	—	2,137
Total	323,636	167,791	110,199	35,670	20,559	107,697	—	—	765,552
Consumer
Pass	47,282	31,368	8,658	4,143	3,093	21,482	213,857	—	329,883
Substandard	33	—	—	—	23	853	278	—	1,187
Total	47,315	31,368	8,658	4,143	3,116	22,335	214,135	—	331,070
Total loans	$1,870,192	$1,331,010	$1,241,095	$634,244	$450,515	$1,700,199	$636,027	$2,768	$7,866,050

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

December 31, 2023		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,987,738	$—	$—	$221	$221	$2,987,959
Owner occupied commercial	1,276,251	405	—	6,565	6,970	1,283,221
Multifamily	1,407,309	1,503	93	—	1,596	1,408,905
Non-owner occupied residential	213,324	662	—	—	662	213,986
Commercial, industrial and other	638,493	—	—	401	401	638,894
Construction	290,047	—	12,698	—	12,698	302,745
Equipment finance	177,657	249	928	337	1,514	179,171
Residential mortgage	975,408	7,469	1,660	1,231	10,360	985,768
Consumer	341,827	662	231	492	1,385	343,212
Total	$8,308,054	$10,950	$15,610	$9,247	$35,807	$8,343,861

December 31, 2022		Past Due
(in thousands)	Current	30-59 Days	60-89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,905,049	$346	$—	$619	$965	$2,906,014
Owner occupied commercial	1,235,134	2,854	477	7,724	11,055	1,246,189
Multifamily	1,260,135	—	679	—	679	1,260,814
Non-owner occupied residential	217,407	178	—	441	619	218,026
Commercial, industrial and other	603,731	55	3	2,922	2,980	606,711
Construction	379,120	—	—	980	980	380,100
Equipment finance	150,842	494	238	—	732	151,574
Residential mortgage	760,638	3,031	271	1,612	4,914	765,552
Consumer	330,119	841	62	48	951	331,070
Total	$7,842,175	$7,799	$1,730	$14,346	$23,875	$7,866,050

Table of Content
The following tables present information on non-accrual loans at December 31, 2023 and December 31, 2022.

December 31, 2023
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$769	$—	$—	$—
Owner occupied commercial	6,849	—	—	6,630
Multifamily	1,096	—	—	1,095
Non-owner occupied residential	—	—	—	—
Commercial, industrial and other	401	—	—	—
Construction	12,698	—	—	12,698
Equipment finance	518	—	—	—
Residential mortgage	2,400	—	—	—
Consumer	1,232	—	—	—
Total	$25,963	$—	$—	$20,423

December 31, 2022
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$618	$—	$—	$—
Owner occupied commercial	9,439	—	—	8,859
Non-owner occupied residential	441	—	—	440
Commercial, industrial and other	2,978	—	—	—
Construction	980	—	—	980
Equipment finance	114	—	—	—
Residential mortgage	2,011	—	—	—
Consumer	781	—	—	79
Total	$17,362	$—	$—	$10,358
At December 31, 2023 and December 31, 2022, there were no loans that were past due more than 89 days and still accruing. At December 31, 2023 and 2022, the Company had $621,000 and $898,000, respectively, in residential mortgages and consumer home equity loans included in total non-accrual loans that were in the process of foreclosure.
Purchased Credit Deteriorated Loans
The following summarized the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
At December 31, 2023, net PCD loans acquired from 1st Constitution totaled $69.5 million.
Troubled Debt Restructurings and Modifications of Loans to Debtors Experiencing Financial Difficulty
The Company adopted ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") as of January 1, 2023. Among other things, ASU 2022-02 eliminates the recognition and measurement guidance of troubled debt restructured loans ("TDRs") so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. ASU 2022-02 requires vintage disclosures of gross charge-offs as shown in the vintage disclosure above. It also replaces the historical disclosure of TDRs with the new disclosure of modifications of receivables to debtors experiencing financial difficulty.

Table of Content
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
During the Year Ended December 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2022, TDRs totaled $2.6 million, all of which were accruing TDRs. There were no loans that were restructured during the year ended December 31, 2022, that met the definition of a TDR. There were no restructured loans that subsequently defaulted during the years ended December 31, 2023 and 2022, respectively.
Related Party Loans
Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2023 and 2022, loans to these related parties amounted to $69.1 million and $67.5 million, respectively. There were new loans of $10.1 million to related parties and repayments of $8.6 million from related parties in 2023.
Mortgages Held for Sale
Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2023, Lakeland had $664,000 in mortgages held for sale compared to $536,000 as of December 31, 2022.
Equipment Finance Receivables
Future minimum payments of equipment finance receivables at December 31, 2023 are expected as follows:

(in thousands)
2024	$56,874
2025	48,231
2026	37,546
2027	24,975
2028	9,754
Thereafter	1,791
$179,171
Other Real Estate and Other Repossessed Assets
At December 31, 2023 and December 31, 2022, Lakeland had no other real estate owned and held no other repossessed assets. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, Lakeland had no writedowns of other real estate owned.
Note 6 - Allowance for Credit Losses
The Company measures expected credit losses for financial assets measured at amortized cost, including loans, investments and certain off-balance-sheet credit exposures in accordance with ASU 2016-13. See Note 1 - Summary of Significant Accounting Policies for a description of the Company's allowance methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At December 31, 2023, loans totaling $8.25 billion were evaluated collectively and the allowance on these balances totaled $74.9 million and loans evaluated on an individual basis totaled $90.6 million with the specific allocations of the allowance for credit losses totaling $2.3 million.
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

Table of Content
Allowance for Credit Losses - Loans
The allowance for credit losses is summarized in the following table.

(in thousands)	2023	2022
Balance at beginning of the period	$70,264	$58,047
Initial allowance for credit losses on PCD loans	—	12,077
Charge-offs on PCD loans	—	(7,634)
Charge-offs	(769)	(733)
Recoveries	460	819
Net (charge-offs) recoveries	(309)	(7,548)
Provision for credit loss - loans	7,208	7,688
Balance at end of the period	$77,163	$70,264
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $29.1 million and $24.5 million at December 31, 2023 and December 31, 2022, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
The allowance for credit losses increased to $77.2 million, 0.92% of total loans, at December 31, 2023, compared to $70.3 million, 0.89% of total loans, at December 31, 2022, primarily due to the an increase in the loan portfolio and to a change in environmental qualitative factors.

Table of Content
The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023 and 2022.

(in thousands)	Balance at December 31, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss - Loans	Balance at December 31, 2023
Non-owner occupied commercial	$23,462	$—	$—	$857	$24,319
Owner occupied commercial	6,696	—	6	(315)	6,387
Multifamily	9,425	—	—	321	9,746
Non-owner occupied residential	2,643	—	—	(243)	2,400
Commercial, industrial and other	8,836	(27)	232	3	9,044
Construction	2,968	(13)	—	(709)	2,246
Equipment finance	3,445	(307)	30	4,353	7,521
Residential mortgage	8,041	(128)	—	2,473	10,386
Consumer	4,748	(294)	192	468	5,114
Total	$70,264	$(769)	$460	$7,208	$77,163

(in thousands)	Balance at December 31, 2021	Initial allowance for credit losses on PCD loans	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss - Loans	Balance at December 31, 2022
Non owner occupied commercial	$20,071	$1,312	$(4)	$4	$2,079	$23,462
Owner occupied commercial	3,964	1,137	(38)	351	1,282	6,696
Multifamily	8,309	4	—	—	1,112	9,425
Non owner occupied residential	2,380	175	—	14	74	2,643
Commercial, industrial and other	9,891	2,413	(1,128)	151	(2,491)	8,836
Construction	838	6,843	(6,807)	3	2,091	2,968
Equipment finance	3,663	—	(184)	114	(148)	3,445
Residential mortgage	3,914	179	—	48	3,900	8,041
Consumer	5,017	14	(206)	134	(211)	4,748
Total	$58,047	$12,077	$(8,367)	$819	$7,688	$70,264

Table of Content
The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit or loan losses for the years ended December 31, 2023 and 2022.

December 31, 2023	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated	Collectively evaluated	Acquired with deteriorated credit quality	Total	Individually evaluated	Collectively evaluated	Total
Non-owner occupied commercial	$—	$2,959,469	$28,490	$2,987,959	$557	$23,762	$24,319
Owner occupied commercial	6,474	1,246,243	30,504	1,283,221	893	5,494	6,387
Multifamily	1,095	1,402,174	5,636	1,408,905	6	9,740	9,746
Non-owner occupied residential	522	212,460	1,004	213,986	14	2,386	2,400
Commercial, industrial and other	—	635,285	3,609	638,894	686	8,358	9,044
Construction	12,698	290,047	—	302,745	—	2,246	2,246
Equipment finance	—	179,171	—	179,171	—	7,521	7,521
Residential mortgage	—	985,398	370	985,768	56	10,330	10,386
Consumer	—	343,006	206	343,212	69	5,045	5,114
Total loans	$20,789	$8,253,253	$69,819	$8,343,861	$2,281	$74,882	$77,163

December 31, 2022	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non owner occupied commercial	$—	$2,871,950	$34,064	$2,906,014	$753	$22,709	$23,462
Owner occupied commercial	12,041	1,202,919	31,229	1,246,189	983	5,713	6,696
Multifamily	—	1,254,412	6,402	1,260,814	5	9,420	9,425
Non owner occupied residential	441	216,516	1,069	218,026	16	2,627	2,643
Commercial, industrial and other	2,806	594,568	9,337	606,711	2,150	6,686	8,836
Construction	980	379,120	—	380,100	—	2,968	2,968
Equipment finance	—	151,574	—	151,574	—	3,445	3,445
Residential mortgage	—	764,340	1,212	765,552	181	7,860	8,041
Consumer	—	330,920	150	331,070	3	4,745	4,748
Total loans	$16,268	$7,766,319	$83,463	$7,866,050	$4,091	$66,173	$70,264
Allowance for Credit Losses - Securities
At December 31, 2023, the balance of the allowance for credit loss on available for sale and held to maturity securities was $0 and $146,000, respectively. At December 31, 2022, the Company reported an allowance for credit losses of $310,000 on available for sale securities and of $107,000 on held to maturity securities.
The allowance for credit losses on securities is summarized in the following tables.

Table of Content

Available for Sale	For the Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of the period	$310	$83
Charge-offs	(6,640)	—
Recoveries	—	—
Net charge-offs	(6,640)	—
(Benefit) provision for credit loss expense	6,330	227
Balance at end of the period	$—	$310

Held to Maturity	For the Years Ended December 31,
(in thousands)	2023	2022
Balance in the beginning of the period	$107	$181
(Benefit) provision for credit loss expense	39	(74)
Balance at the end of the period	$146	$107
The provision for credit loss expense for available for sale securities increased from $227,000 for the year ended December 31, 2022 to $6.3 million for the year ended December 31, 2023 as a result of a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $8.1 million and $8.7 million at December 31, 2023 and December 31, 2022, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of provision for credit losses.
At December 31, 2023 and 2022, the balance of the allowance for credit losses for off-balance-sheet exposures was $2.5 million and $3.0 million, respectively. The Company recorded a benefit on off-balance-sheet exposures of $526,000 for the year ended December 31, 2023 and a provision for credit losses on off-balance-sheet exposures of $673,000 for the year ended December 31, 2022.
Note 7 - Premises and Equipment

	Estimated	December 31,
(in thousands)	Useful Lives	2023	2022

Land	Indefinite	$13,777	$13,777
Buildings and building improvements	10 to 50 years	48,786	49,626
Leasehold improvements	10 to 25 years	17,101	15,898
Furniture, fixtures and equipment	2 to 30 years	36,449	33,976
		116,113	113,277
Less accumulated depreciation and amortization		63,267	57,848
		$52,846	$55,429
Depreciation expense was $7.7 million, $7.5 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Table of Content

Note 8 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2027. At December 31, 2023, the Company had lease liabilities totaling $16.9 million and right-of-use assets totaling $16.0 million related to these leases. At December 31, 2022, the Company had lease liabilities totaling $21.4 million and right-of-use assets totaling $20.1 million. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.
For the year ended December 31, 2023, the weighted average remaining lease term for operating leases was 8.18 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.24%. For the year ended December 31, 2022, the weighted average remaining lease term for operating leases was 8.23 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.13%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows.

(in thousands)	2023	2022	2021
Operating lease cost	$4,670	$4,930	$3,154
Short-term lease cost	—	18	—
Variable lease cost	58	62	67
Sublease income	(130)	(106)	(121)
Net lease cost	$4,598	$4,904	$3,100
The table below presents other information on the Company's operating leases for the years ended December 31,

(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,414	$4,160	$2,757
Right-of-use asset obtained in exchange for new operating lease liabilities	573	1,158	717
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2023 and 2022. At December 31, 2023 and 2022, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at December 31, 2023 is as follows:

(in thousands)
Within one year	$4,287
After one year but within three years	6,169
After three years but within five years	3,339
After 5 years	5,683
Total undiscounted cash flows	19,478
Discount on cash flows	(2,587)
Total lease liability	$16,891

Table of Content
Note 9 - Deposits
    The following table sets forth the details of total deposits.

(dollars in thousands)	December 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$1,781,619	20.8%	$2,113,289	24.7%
Interest-bearing checking	3,117,358	36.3%	3,079,249	35.9%
Money market	1,033,436	12.0%	1,192,353	13.9%
Savings	681,377	8.0%	974,403	11.4%
Certificates of deposit under $250 thousand	1,444,640	16.8%	882,505	10.3%
Certificates of deposit $250 thousand and over	522,808	6.1%	325,672	3.8%
Total deposits	$8,581,238	100.0%	$8,567,471	100.0%
At December 31, 2023, the schedule of maturities of certificates of deposit is as follows:

(in thousands)
2024	$1,794,878
2025	161,707
2026	7,904
2027	2,204
2028	755
Total	$1,967,448
At December 31, 2023 and 2022, certificates of deposit obtained through brokers totaled $160.0 million and $33.1 million, respectively.
Interest expense on deposits is as follows:

(in thousands)	2023	2022	2021
Checking accounts	$76,322	$21,899	$4,591
Money market accounts	22,215	11,084	6,226
Savings	1,999	2,410	334
Certificates of deposit	62,559	8,860	5,642
Total	$163,095	$44,253	$16,793
Note 10 - Debt
Overnight and Short-Term Borrowings
At December 31, 2023 and 2022, respectively, overnight and short-term borrowings from FHLB totaled $600.0 million and $700.0 million, at rates of 5.61% and 4.61%. Lakeland may borrow from the FHLB up to the amount of collateral pledged. In addition, Lakeland had $89.4 million overnight and short-term borrowings from correspondent banks at December 31, 2023 at a weighted rate of 6.14% and no overnight and short-term borrowings from correspondent banks at December 31, 2022. At December 31, 2023, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland may also borrow from the discount window or under the Bank Term Funding Program of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2023 or 2022.
Other short-term borrowings at December 31, 2023 and 2022 consisted of short-term securities sold under agreements to repurchase totaling $24.8 million and $28.8 million, respectively, with respective weighted average interest rates of 2.67% and 1.48%. Securities underlying the agreements were under Lakeland’s control. At December 31, 2023, the Company had $21.2 million in mortgage-backed securities and $14.7 million in collateralized mortgage obligations pledged for its short-term securities sold under agreements to repurchase.

Table of Content
FHLB Advances
FHLB term borrowings totaled $325.0 million and $25.0 million at December 31, 2023 and December 31, 2022, respectively, with weighted average interest rates of 4.71% and 0.77%, respectively. The advance was collateralized by first mortgage loans and has prepayment penalties. There were no FHLB advance prepayments in 2023 or 2022. The schedule of maturities of advances at December 31, 2023 is as follows:

(in thousands)
2024	—
2025	25,000
2026	—
2027	300,000
325,000
Subordinated Debentures
On January 6, 2022, the Company acquired $18.0 million of fixed to floating rate subordinated notes in connection with the 1st Constitution acquisition with a fair value of $14.7 million. In May 2006, 1st Constitution established 1st Constitution Capital Trust II ("Trust II"), a Delaware business trust and wholly-owned subsidiary of 1st Constitution, for the sole purpose of issuing $18.0 million of trust preferred securities (the "Capital Securities"). Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by 1st Constitution to purchase $18.6 million of floating rate junior subordinated debentures issued by 1st Constitution and due to mature on June 15, 2036. The subordinated debentures were dated June 15, 2006 and pay interest at a rate of LIBOR plus a spread of 165 basis points which resets quarterly until maturity or earlier redemption. The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies. All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities. The Company's obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by Lakeland as successor to 1st Constitution of the obligations of Trust II to pay amounts when due on the Capital Securities. Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.
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
Note 11 - Stockholders’ Equity
On October 22, 2019, the Board of Directors of Lakeland approved a share repurchase program whereby the Company may repurchase up to 2,524,458 shares of its common stock, or approximately 5% of its outstanding shares of common stock at September 30, 2019. Repurchases may be made from time to time through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and the Company's financial performance. Open market purchases may be conducted in accordance with the limitations of Rule 10b-18 of the Securities and Exchange Commission (the "SEC"). Repurchases may be made pursuant to trading plans adopted in accordance with SEC Rule 10b5-1, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any particular number of shares and may be terminated at any time without notice, in the Company’s discretion. As of December 31, 2023, the Company had repurchased 131,035 shares.
Note 12 - Income Taxes
The components of income taxes are as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Current tax provision	$27,070	$33,876	$26,872
Deferred tax expense (benefit)	(1,017)	2,747	5,422
Total provision for income taxes	$26,053	$36,623	$32,294
    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 21% as follows.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Federal income tax, at statutory rates	$23,266	$30,238	$26,740
Increase (deduction) in taxes resulting from:
Tax-exempt income	(2,038)	(2,085)	(1,114)
State income tax, net of federal income tax effect	3,913	6,942	6,176
Excess tax (benefits) expense from employee share-based payments	(129)	(69)	89
Non-deductible expenses	751	1,524	—
Other, net	290	73	403
Provision for income taxes	$26,053	$36,623	$32,294

Table of Content
The net deferred tax asset consisted of the following.

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$22,422	$21,198
Stock based compensation plans	1,706	1,506
Purchase accounting fair market value adjustments	206	1,111
Non-accrued interest	599	470
Deferred compensation	3,426	3,371
Loss on equity securities	462	511
Depreciation and amortization	37	—
Federal net operating loss carryforward	2,065	3,264
State tax net operating loss carryforward	2,701	1,017
Unrealized loss on investment securities	23,135	26,756
Other, net	369	531
Gross deferred tax assets	57,128	59,735
Deferred tax liabilities:
Core deposit intangible from acquired companies	1,984	2,595
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	1,535	1,097
Deferred loan costs	4,424	3,496
Depreciation and amortization	—	690
Prepaid expenses	906	970
Other	1,104	1,108
Gross deferred tax liabilities	9,953	9,956
Net deferred tax assets	$47,175	$49,779
The Company recorded net deferred tax assets of $7.2 million as a result of the acquisition of 1st Constitution in 2022.
The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2023 will be realized.
The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2023 or 2022.
The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2020 or to state and local examinations by tax authorities for the years before 2020.
Note 13 - Benefit Plans
401(k) plan
The Company has a 401(k) plan covering substantially all employees providing they meet eligibility requirements. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s contributions in 2023, 2022 and 2021 totaled $2.2 million, $2.2 million and $1.6 million, respectively.

Table of Content
Supplemental Executive Retirement Plans
In 2003, the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) agreement with its former Chief Executive Officer ("CEO") that provides annual retirement benefits of $150,000 a year for 15 years when the former CEO reached the age of 65 . The former CEO retired and was receiving annual retirement benefits pursuant to the plan until 2023 when he received his final payments. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for 15 years when the CEO reaches the age of 65. Also in 2008, the Company entered into a SERP with a former Regional President that provides annual retirement benefits of $90,000 a year for ten years upon his reaching the age of 65 . In 2016, the Company entered into a SERP with a former Regional President that provides $84,500 a year for 15 years upon his reaching the age of 66 . Both former Regional Presidents are receiving the annual retirement benefits pursuant to the plans.
Somerset Hills Bank, acquired by the Company in 2013, entered into a SERP with its former CEO and its Chief Financial Officer ("CFO") which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The former CEO and the beneficiary of the CFO are currently being paid out under the plan.
The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2023, the Company recorded compensation expense of $104,000; in 2022, the Company recorded a benefit of $262,000, and in 2021, the Company recorded compensation expense of $163,000 for these plans. The accrued liability for these plans was $3.0 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively.
Deferred Compensation Agreement
In 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2023, 2022 and 2021 was $241,000, $450,000 and $331,000, respectively, and the accrued liability at December 31, 2023 and 2022 was $2.6 million and $2.4 million, respectively. Following the CEO’s retirement date, he shall be paid out in 180 consecutive monthly installments.
Elective Deferral Plan
In 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of their base salaries and bonuses to a deferral account that will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $372,000, $346,000 and $183,000 in 2023, 2022 and 2021, respectively, and had a liability recorded of $5.4 million and $4.5 million at December 31, 2023 and 2022, respectively.
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
At December 31, 2023 and 2022, the directors' deferred compensation plan had a recorded liability of $618,000 and $627,000, respectively. The was no balance recognized in accumulated other comprehensive income for pension items at December 31, 2023 or 2022.

Table of Content
The net periodic plan cost included the following components.

	Years Ended December 31,
(in thousands)	2023	2022	2021

Service cost	$—	$—	$22
Interest cost	—	—	16
	$—	$—	$38
A discount rate of 4.70%, 4.91% and 2.49% was assumed in the plan valuation for 2023, 2022 and 2021, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation. The Company expects its contribution to the directors' retirement plan to be $29,000 in 2024.
The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2024	$38
2025	37
2026	27
2027	55
2028	33
2029-2033	215
Note 14 - Stock-Based Compensation
The Company's 2018 Omnibus Equity Incentive Plan (the "Plan") authorizes the granting of incentive stock options, supplemental stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), other stock-based awards and cash-based awards to officers, employees and non-employee directors of, and consultants and advisors to, the Company and its subsidiaries. The Plan authorized the issuance of up to 2.0 million shares of Company common stock. There are no stock options outstanding under the Plan.
Restricted Stock
The following is a summary of the Company's restricted stock activity during the year ended December 31, 2023.

	Number of Shares	Weighted Average Price
Outstanding, beginning of year	17,722	$19.74
Granted	18,520	17.95
Vested	(17,722)	19.74
Outstanding, end of year	18,520	$17.95
In 2023, the Company granted 18,520 shares of restricted stock to non-employee directors at a grant date fair value of $17.95 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $332,000 over a one year period. In 2022, the Company granted 17,722 shares of restricted stock to non-employee directors at a grant date fair value of $19.74 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $350,000 in compensation expense. In 2021, the Company granted 16,028 shares of restricted stock to non-employee directors at a grant date fair value of $13.72 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These shares vested over a one year period and totaled $220,000 in compensation expense.
The total fair value of the restricted stock vested during the year ended December 31, 2023 was approximately $350,000. Compensation expense recognized for restricted stock was $332,000, $350,000 and $330,000 in 2023, 2022 and 2021, respectively. There was no unrecognized compensation expense related to restricted stock grants as of December 31, 2023.

Table of Content
Restricted Stock Units
The following is a summary of the Company's RSU activity during the year ended December 31, 2023
.

	Number of RSUs	Weighted Average Price
Outstanding, beginning of year	589,420	$17.21
Granted	269,070	19.15
Vested	(230,957)	16.31
Forfeited	(52,015)	18.26
Outstanding, end of year	575,518	$18.38
In 2023, the Company granted 269,070 RSUs at a weighted average grant date fair value of $19.15 per share under the Company’s 2018 Omnibus Equity Incentive Plan. The RSUs vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreements. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the RSUs granted in 2023 is expected to average approximately $1.7 million per year over a three year period.
In 2022, the Company granted 316,419 RSUs at a weighted average grant date fair value of $17.98 per share under the Company’s 2018 Omnibus Equity Incentive Plan. These RSUs vest within a range of two to three years, with compensation expense expected to average approximately $1.9 million per year over a three year period. In 2021, the Company granted 376,966 RSUs at a weighted average grant date fair value of $17.21 per share under the Company’s 2018 Omnibus Equity Incentive Plan. Compensation expense on these RSUs was expected to average $2.2 million per year over a three year period.
Compensation expense for restricted stock units totaled $4.6 million, $5.4 million and $3.7 million in 2023, 2022 and 2021, respectively. In 2022, the Company accelerated RSU vesting for several executives and recognized $772,000 in compensation expense. There was approximately $4.8 million in unrecognized compensation expense related to RSUs as of December 31, 2023, which is expected to be recognized over a period of 1.00 year.
For 2023 and 2022, excess tax benefits on stock based compensation were $130,000 and $69,000, respectively, while excess tax deficiencies were $89,000 for 2021.

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

Table of Content
The following table sets forth the components of noninterest income for the years ended December 31, 2023, 2022 and 2021.

(in thousands)	2023	2022	2021
Deposit-Related Fees and Charges
Debit card interchange income	$5,527	$6,686	$6,213
Overdraft charges	3,366	3,167	2,476
ATM service charges	768	796	660
Demand deposit fees and charges	588	255	446
Savings service charges	90	81	61
Total deposit-related fees and charges	10,339	10,985	9,856
Commissions and Fees
Loan fees	2,035	2,836	1,858
Wire transfer charges	1,851	1,944	1,533
Investment services income	1,165	2,257	1,837
Merchant fees	1,257	1,163	984
Commissions from sales of checks	356	350	301
Safe deposit income	420	360	320
Other income	115	176	189
Total commissions and fees	7,199	9,086	7,022
Gains on Sale of Loans	1,513	2,765	2,264
Other Income
Gains on customer swap transactions	1,596	1,576	634
Title insurance income	19	58	109
Other income	835	1,416	404
Total other income	2,450	3,050	1,147
Revenue not from contracts with customers	3,637	2,213	2,072
Total Noninterest Income	$25,138	$28,099	$22,361
Timing of Revenue Recognition
Products and services transferred at a point in time	$21,501	$25,886	$20,266
Products and services transferred over time	—	—	23
Revenue not from contracts with customers	3,637	2,213	2,072
Total Noninterest Income	$25,138	$28,099	$22,361
Note 16 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated.

(in thousands)	2023	2022	2021
Consulting and advisory board fees	$3,590	$4,535	$2,856
ATM and debit card expense	2,964	2,754	2,528
Telecommunications expense	2,369	2,210	2,099
Marketing expense	2,236	2,523	1,642
Core deposit intangible amortization	2,029	2,351	868
Other real estate owned and other repossessed assets expense	5	1	—
Long-term debt extinguishment costs	—	—	831
Other operating expenses	15,882	17,217	12,994
Total other operating expenses	$29,075	$31,591	$23,818

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
For the five-year period beginning September 28, 2022, the Bank will provide $12 million in loan subsidies in Majority Black and Hispanic Census Tracts ("MBHCTs") within Essex, Morris, Somerset, Sussex and Union Counties in New Jersey (the "Newark Lending Area"), $750,000 in additional marketing of mortgage lending services and products in the Newark Lending Area, $400,000 for community development partnerships to serve these MBHCTs in the Newark Lending Area and establish two branches within the MBHCTs, including one in Newark, New Jersey and one in the Newark Lending Area. Lakeland will also conduct twenty outreach events for real estate brokers and agents, developers and public or private entities engaged in residential real estate-related business and assign four additional loan officers to support these commitments. The Company believes that Lakeland Bank is in full compliance with the settlement.
Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk
The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and consists of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Lakeland evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management’s credit evaluation of the borrower. At December 31, 2023 and 2022, Lakeland had $1.66 billion and $1.55 billion, respectively, in commitments to originate loans, including unused lines of credit.
Lakeland issues financial standby letters of credit and performance letters of credit that are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies based on management’s credit evaluation. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2023 and 2022 was $30.5 million and $20.1 million, respectively, and they expire through 2027. The fair value of Lakeland's liability for financial standby letters of credit was insignificant at December 31, 2023.
At December 31, 2023, there were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings. There were no such commitments to lend additional funds at December 31, 2022.
Note 18 - Comprehensive Income (Loss)
The Company reports comprehensive income or loss in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Table of Content
The following table shows the changes in the balances of each of the components of other comprehensive income (loss) for the periods presented.

	Year Ended December 31, 2023
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Net unrealized gains on securities available for sale	$14,956	$(3,797)	$11,159
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(654)	176	(478)
Other comprehensive income	$14,302	$(3,621)	$10,681

	Year Ended December 31, 2022
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding losses on securities available for sale arising during the period	$(105,262)	$27,788	$(77,474)
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(747)	196	(551)
Other comprehensive loss	$(106,009)	$27,984	$(78,025)

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Unrealized holding losses on securities available for sale arising during the period	$(15,117)	$4,466	$(10,651)
Reclassification adjustment for securities gains included in net income	(9)	3	(6)
Unrealized holding losses on securities available for sale	(15,126)	4,469	(10,657)
Net gain on securities reclassified from available for sale to held to maturity	3,814	(1,030)	2,784
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(383)	118	(265)
Unrealized losses on derivatives	143	(168)	(25)
Change in pension liability, net	43	(13)	30
Other comprehensive loss	$(11,509)	$3,376	$(8,133)

Table of Content
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

(in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Unrealized Gains (Losses) on Derivatives	Pension Items	Total

Balance at January 1, 2021	$11,402	$—	$25	$(30)	$11,397
Net unrealized gain on securities reclassified from available for sale to held to maturity	(2,784)	2,784	—	—	—
Other comprehensive income (loss) before classifications	(7,867)	(265)	(25)	30	(8,127)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	—	(6)
Net current period other comprehensive (loss) income	(7,873)	(265)	(25)	30	(8,133)
Balance at December 31, 2021	$745	$2,519	$—	$—	$3,264
Net current period other comprehensive (loss) income	(77,474)	(551)	—	—	(78,025)
Balance at December 31, 2022	$(76,729)	$1,968	$—	$—	$(74,761)
Net current period other comprehensive income (loss)	11,159	(478)	—	—	10,681
Balance at December 31, 2023	$(65,570)	$1,490	$—	$—	$(64,080)
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
Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the years ended December 31, 2023 and 2022, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. There were no transfers in or out of Level 3 measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$147,484	$172,285	$—	$319,769
Mortgage-backed securities, residential	—	286,417	—	286,417
Collateralized mortgage obligations, residential	—	137,070	—	137,070
Mortgage-backed securities, multifamily	—	676	—	676
Collateralized mortgage obligations, multifamily	—	42,496	—	42,496
Asset-backed securities	—	43,693	—	43,693
Obligations of states and political subdivisions	—	19,128	—	19,128
Corporate debt securities	—	97,033	—	97,033
Total securities available for sale	147,484	798,798	—	946,282
Equity securities, at fair value	—	17,697	—	17,697
Derivative assets	—	87,566	—	87,566
Total Assets	$147,484	$904,061	$—	$1,051,545
Liabilities:
Derivative liabilities	$—	$87,570	$—	$87,570
Total Liabilities	$—	$87,570	$—	$87,570

Table of Content

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$162,438	$193,201	$—	$355,639
Mortgage-backed securities	—	310,613	—	310,613
Collateralized mortgage obligations	—	154,058	—	154,058
Mortgage-backed securities, multifamily	—	785	—	785
Collateralized mortgage obligations, multifamily	—	46,333	—	46,333
Asset-backed securities	—	52,395	—	52,395
Obligations of states and political subdivisions	—	21,122	—	21,122
Corporate debt securities	—	113,367	—	113,367
Total securities available for sale	162,438	891,874	—	1,054,312
Equity securities, at fair value	—	17,283	—	17,283
Derivative assets	—	97,848	—	97,848
Total Assets	$162,438	$1,007,005	$—	$1,169,443
Liabilities:
Derivative liabilities	$—	$97,848	$—	$97,848
Total Liabilities	$—	$97,848	$—	$97,848
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

December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$—	$—

December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
(in thousands)
Assets:
Individually evaluated loans	$—	$—	$4,489	$4,489
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
The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2023 and December 31, 2022 are outlined below.
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

Table of Content
The following table summarized the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and December 31, 2022.

December 31, 2023	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity
U.S. Treasury and U.S. government agencies	$10,406	$9,914	$—	$9,914	$—
Mortgage-backed securities, residential	332,509	280,426	—	280,426	—
Collateralized mortgage obligations, residential	12,243	9,447	—	9,447	—
Mortgage-backed securities, multifamily	4,145	3,494	—	3,494	—
Obligations of states and political subdivisions	474,195	396,859	—	396,859	—
Corporate bonds	2,879	2,423	—	2,423	—
Total investment securities held to maturity, net	836,377	702,563	—	702,563	—
Federal Home Loan and other membership bank stock	52,517	52,517	—	52,517	—
Loans, net of allowance for credit losses	8,266,698	7,714,736	—	—	7,714,736
Financial Liabilities:
Certificates of deposit	1,967,448	1,953,446	—	1,953,446	—
Other borrowings	325,000	333,878	—	333,878	—
Subordinated debentures	194,705	149,063	—	—	149,063

December 31, 2022	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities held to maturity
U.S. Treasury and U.S. government agencies	$11,099	$10,385	$—	$10,385	$—
Mortgage-backed securities, residential	360,683	302,612	—	302,612	—
Collateralized mortgage obligations, residential	13,026	10,456	—	10,456	—
Mortgage-backed securities, multifamily	5,094	4,347	—	4,347	—
Obligations of states and political subdivisions	530,506	430,108	—	428,635	1,473
Corporate bonds	2,900	2,547	—	2,547	—
Total investment securities held to maturity, net	923,308	760,455	—	758,982	1,473
Federal Home Loan and other membership bank stock	42,483	42,483	—	42,483	—
Loans, net of allowance for credit losses	7,795,786	7,561,997	—	—	7,561,997
Financial Liabilities:
Certificates of deposit	1,208,177	1,174,230	—	1,174,230	—
Other borrowings	25,000	23,001	—	23,001	—
Subordinated debentures	194,264	160,933	—	—	160,933

Table of Content
Note 20 - Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2023 and December 31, 2022, Lakeland had no securities pledged for collateral on its interest rate swaps.
In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures. For more information, see Note 10 to the Company's consolidated financial statements. The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge was to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges, the Company was paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR . The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On June 30, 2021, $20.0 million in notional value of the swaps matured and on August 1, 2021, the remaining $10.0 million matured. The Company did not enter into any hedges in 2023 or 2022. During the years ended December 31, 2023 and December 31, 2022, the Company did not record any hedge ineffectiveness. The Company recognized no accumulated other comprehensive expense that was reclassified into interest expense during 2023 or 2022 and recognized $0 of accumulated other comprehensive expense that was reclassified into interest expense during 2023 or 2022.
The following tables present summary information regarding these derivatives for the periods presented (dollars in thousands).

December 31, 2023	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third party interest rate swaps	$946,843	6.6	3.79%	1 Mo. SOFR + 1.98	$81,309
Customer interest rate swaps	266,607	5.2	6.26%	1 Mo. SOFR + 2.07	6,257
Classified in Other Liabilities:
Customer interest rate swaps	$946,843	6.6	3.79%	1 Mo. SOFR + 1.98	$(81,313)
Third party interest rate swaps	266,607	5.2	6.26%	1 Mo. SOFR + 2.07	(6,257)

December 31, 2022	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$94,800
Third party interest rate swaps	$48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	$1,841
Customer interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	1,207
Classified in Other Liabilities:
Customer interest rate swaps	$918,758	7.5	3.70%	1 Mo. SOFR + 2.00	$(94,800)
Customer interest rate swaps	$48,497	1.5	3.40%	1 Mo. LIBOR + 2.52	(1,841)
Third party interest rate swaps	51,864	8.5	5.60%	1 Mo. SOFR + 1.95	(1,207)

Table of Content
Note 21 - Regulatory Matters
The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined. The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $986.3 million was available for payment of dividends from Lakeland to the Company as of December 31, 2023.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2023, that the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of December 31, 2023, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.
As of December 31, 2023 and 2022, the Company and Lakeland have the following capital ratios based on the then current regulations.

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer				To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2023	Amount	Ratio	Amount			Ratio	Amount			Ratio
Total capital (to risk-weighted assets)
Company	$1,226,628	14.11%	>	$912,780	>	10.50%		N/A		N/A
Lakeland	1,166,090	13.43%		911,908		10.50%	>	$868,484	>	10.00%
Tier 1 capital (to risk-weighted assets)
Company	$1,000,886	11.51%	>	$738,917	>	8.50%		N/A		N/A
Lakeland	1,088,605	12.53%		738,211		8.50%	>	$694,787	>	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$956,233	11.00%	>	$608,520	>	7.00%		N/A		N/A
Lakeland	1,088,605	12.53%		607,939		7.00%	>	$564,514	>	6.50%
Tier 1 capital (to average assets)
Company	$1,000,886	9.27%	>	$432,091	>	4.00%		N/A		N/A
Lakeland	1,088,605	10.09%		431,765		4.00%	>	$539,707	>	5.00%

Table of Content

(dollars in thousands)	Actual		For Capital Adequacy Purposes with Capital Conservation Buffer				To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount			Ratio	Amount			Ratio
Total capital (to risk-weighted assets)
Company	$1,167,429	13.83%	>	$886,420	>	10.50%		N/A		N/A
Lakeland	1,109,089	13.15%		885,667		10.50%	>	$843,492	>	10.00%
Tier 1 capital (to risk-weighted assets)
Company	$948,970	11.24%	>	$717,578	>	8.50%		N/A		N/A
Lakeland	1,038,661	12.31%		716,968		8.50%	>	$674,794	>	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Company	$904,532	10.71%	>	$590,946	>	7.00%		N/A		N/A
Lakeland	1,038,661	12.31%		590,444		7.00%	>	$548,270	>	6.50%
Tier 1 capital (to average assets)
Company	$948,970	9.16%	>	$414,485	>	4.00%		N/A		N/A
Lakeland	1,038,661	10.03%		414,212		4.00%	>	$517,765	>	5.00%
Note 22 - Goodwill and Other Intangible Assets
The Company reported goodwill of $271.8 million at December 31, 2023 and December 31, 2022. The Company recorded $115.6 million in goodwill from the 1st Constitution merger in January 2022 as further described in Note 2 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the year ended December 31, 2023, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the years ended December 31, 2023 and 2022.
Core deposit intangible was $7.1 million on December 31, 2023 compared to $9.1 million on December 31, 2022. In 2023, 2022 and 2021, amortization of core deposit intangible totaled $2.0 million, $2.4 million and $868,000, respectively. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows:

(in thousands)
2024	$1,737
2025	1,465
2026	1,193
2027	955
2028	724

Table of Content
Note 23 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets

	December 31,
(in thousands)	2023	2022
Assets
Cash and due from banks	$47,664	$47,362
Investment in subsidiaries	1,303,062	1,244,037
Other assets	15,431	13,422
Total Assets	$1,366,157	$1,304,821
Liabilities and Stockholders’ Equity
Other liabilities	$2,083	$1,970
Subordinated debentures	194,705	194,264
Total stockholders’ equity	1,169,369	1,108,587
Total Liabilities and Stockholders’ Equity	$1,366,157	$1,304,821
Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income
Dividends from subsidiaries	$48,299	$52,988	$50,648
Other income (loss)	142	79	34
Total Income	48,441	53,067	50,682
Expense
Interest on subordinated debentures	8,528	6,825	5,419
Noninterest expenses	565	542	1,498
Total Expense	9,093	7,367	6,917
Income before benefit for income taxes	39,348	45,700	43,765
Income taxes benefit	(2,030)	(1,530)	(1,445)
Income before equity in undistributed income of subsidiaries	41,378	47,230	45,210
Equity in undistributed income of subsidiaries	43,362	60,139	49,831
Net Income Available to Common Shareholders	$84,740	$107,369	$95,041

Table of Content
Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$84,740	$107,369	$95,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of subordinated debt costs	441	487	547
Long-term debt extinguishment costs	—	—	831
Excess tax benefits (deficiency)	130	69	(89)
Increase in other assets	(2,139)	(1,571)	(1,443)
Increase in other liabilities	113	142	149
Equity in undistributed income of subsidiaries	(43,362)	(60,139)	(49,831)
Net cash provided by operating activities	39,923	46,357	45,205
Cash Flows from Investing Activities
Net cash used in acquisition	—	67	—
Contribution to subsidiary	—	—	(65,000)
Net cash provided by (used in) investing activities	—	67	(65,000)
Cash Flows from Financing Activities
Cash dividends paid on common stock	(38,071)	(37,334)	(27,119)
Proceeds from issuance of subordinated debt, net	—	—	147,738
Redemption of subordinated debentures, net	—	—	(88,330)
Retirement of restricted stock	(1,550)	(1,956)	(651)
Exercise of stock options	—	—	19
Net cash (used in) provided by financing activities	(39,621)	(39,290)	31,657
Net increase (decrease) in cash and cash equivalents	302	7,134	11,862
Cash and cash equivalents, beginning of year	47,362	40,228	28,366
Cash and cash equivalents, end of year	$47,664	$47,362	$40,228

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
    Based on their evaluation as of December 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2023, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2023. Their report, dated February 28, 2024, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
    There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lakeland Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lakeland Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 28, 2024

Table of Content
ITEM 9B – Other Information.
On February 27, 2024, the Company, its wholly owned subsidiary, Lakeland Bank, and Thomas J. Shara, President and Chief Executive Officer of the Company and Lakeland Bank, entered into an amendment (the “Amendment”) to Mr. Shara’s employment agreement dated as of April 2, 2008 and amended as of August 7, 2015 and February 27, 2023 (the “Employment Agreement”). The Amendment extends the term of the Employment Agreement, which was set to expire on April 2, 2024, to April 2, 2025, provided that per the terms of Mr. Shara's Executive Vice Chairman Agreement with Provident Financial Services, Inc., dated as of September 26, 2022, the Employment Agreement will terminate on the consummation of the merger, dated as of September 26, 2022, as amended, by and between Lakeland Bancorp, Inc., Provident Financial Services, Inc. and NL 239 Corp.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the form of Amendment which is attached hereto as Exhibit 10.29 of this Annual Report on Form 10-K and is incorporated by reference herein.
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.
ITEM 9C – Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided within 120 days of December 31, 2023.
ITEM 11 - Executive Compensation.
The information required by this item will be provided within 120 days of December 31, 2023.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided within 120 days of December 31, 2023.
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided within 120 days of December 31, 2023.
ITEM 14 - Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID is 185.
The information required by this item will be provided within 120 days of December 31, 2023.
PART IV
ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1.    The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

    (i)    Consolidated Balance Sheets as of December 31, 2023 and 2022.
(ii)    Consolidated Statements of Income for each of the three years in the period ended December 31, 2023.
(iii)    Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023.
(iv)    Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2023.
(v)    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023.
    (vi)    Notes to Consolidated Financial Statements.
    (vii)    Report of Independent Registered Public Accounting Firm.

Table of Content
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

2.2
Amendment No. 1, dated December 20, 2023, to the Agreement and Plan of Merger, dated as of September 26, 2022, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. is incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2023.

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

Table of Content

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

Table of Content

10.26+
Amendatory Agreement dated September 23, 2022, to the Change in Control Agreement by and among Lakeland Bancorp, Inc., and John F. Rath is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 2022.

10.27+
Amendatory Agreement, dated February 27, 2023, to the Employment Agreement by and among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara.is incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022.

10.28+
Amendatory Agreement, dated February 2, 2024, to the Change in Control Agreement by and among Lakeland Bancorp, Inc. and Ronald E. Schwarz is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K, filed with the SEC on February 2, 2024.

10.29+	Amendatory Agreement dated February 27, 2024, to the Employment Agreement by and among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara.
21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Lakeland Bancorp, Inc. Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
+ Denotes management contract or compensatory plan, contract or arrangement.
ITEM 16 – Form 10-K Summary.
Not applicable.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated:	February 28, 2024	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Bruce D. Bohuny*	Director	February 28, 2024
Bruce D. Bohuny
/s/ Mary Ann Deacon*	Chairman	February 28, 2024
Mary Ann Deacon
/s/ Brian M. Flynn*	Director	February 28, 2024
Brian M. Flynn
/s/ Mark J. Fredericks*	Director	February 28, 2024
Mark J. Fredericks
/s/ Brian Gragnolati*	Director	February 28, 2024
Brian Gragnolati
/s/ James E. Hanson II*	Director	February 28, 2024
James E. Hanson II
/s/ Janeth C. Hendershot*	Director	February 28, 2024
Janeth C. Hendershot
/s/ Lawrence R. Inserra, Jr.*	Director	February 28, 2024
Lawrence R. Inserra, Jr.
/s/ Robert E. McCracken*	Director	February 28, 2024
Robert E. McCracken
/s/ Robert B. Nicholson, III*	Director	February 28, 2024
Robert B. Nicholson, III

Table of Content

Signature	Capacity	Date
/s/ Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Thomas J. Shara
/s/ Thomas Splaine	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Thomas Splaine

*By:	/s/ Thomas J. Shara	February 28, 2024
Thomas J. Shara Attorney-in-Fact