Form 10-K/A
period 2023-12-31
LAKELAND BANCORP INC
filed 2024-03-29
CIK 846901

UNITED STATES
SECURITIES AND E
XC
HANGE COMMISSION
Washington, DC 20549

Form
10-K/A
Amendment No. 1

(Mark
On
e)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF T H E SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was approximately $826,941,000, based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock, as of March 15, 2024, was 65,153,661.
DOCUMENTS INCORPORATED BY REFERENCE:
None

i

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2023, originally filed on February 28, 2024 (the “Original Filing”) by Lakeland Bancorp, Inc., a New Jersey corporation (“Lakeland” or the “Company”). Lakeland is filing this Amendment to present the information required by Part III of Form
10-K
as the Company will not file its definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2023.
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
On September 26, 2022, the Company entered into a definitive merger agreement with Provident Financial Services, Inc. (“Provident”), which was amended on December 20, 2023, pursuant to which the companies will combine in an all-stock
merger. The transaction was approved by each of the Company’s shareholders and Provident’s stockholders on February 1, 2023. The completion of the merger remains subject to receipt of the requisite regulatory approvals and other customary closing conditions. As a result, the Company does not anticipate holding an annual meeting of shareholders prior to closing.
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

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance.

Lakeland’s Board of Directors currently consists of 11 members and is divided into three classes, with one class of directors elected each year. Each of the 11 members also serves as a director of Lakeland Bank. The Company maintains a mandatory retirement age for its directors, which requires that any director who turns 72 during their term must retire at the next Annual Meeting of Shareholders.

The Company’s goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity and whose values are compatible with those of Lakeland. In 2021, the Board’s Nominating and Corporate Governance Committee established a diversity definition, goals and timeframe for increased Board member diversity, which was informed by and aligned with an updated skills assessment. The Board recognized that the Company benefits from a Board whose members possess a diversity of business experience and demographic backgrounds and seek to identify nominees with a range of background and experience. In addition to a deep understanding of the banking industry and the communities served by Lakeland Bank, important factors considered in the selection of nominees for director include experience in positions that develop good business judgement, which demonstrate a high degree of responsibility and independence and that show the individual’s ability to commit adequate time and effort to serve as a director.

Directors and Executive Officers of Lakeland Bancorp

The following table states our directors’ names, their ages as of March 15, 2024, the years when they began serving as directors of Lakeland and when their current terms expire.

Name	Position(s) Held With Lakeland Bancorp	Age	Director Since	Expiration of Term
Bruce D. Bohuny	Director	55	2007	2024
Mary Ann Deacon	Chair of the Board	72	1995	2024
Brian Flynn	Director	64	2010	2024
Mark J. Fredericks	Director	63	1994	2026
Brian A. Gragnolati	Director	66	2020	2024
James E. Hanson II	Director	65	2018	2026
Janeth C. Hendershot	Director	69	2004	2026
Lawrence R. Inserra, Jr.	Director	66	2016	2025
Robert E. McCracken	Director	66	2004	2025
Robert B. Nicholson, III	Director	59	2003	2026
Thomas J. Shara	Director, President and Chief Executive Officer	66	2008	2025

The following information describes the business experience of each of Lakeland Bancorp’s directors.

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

Ms. Deacon is the current Board Chair of Lakeland Bancorp, Inc. and Lakeland Bank, as well as Secretary/Treasurer of Deacon Homes, Inc. Ms. Deacon’s over 40 years of extensive experience in the real estate development process, building contracting, property management and sales, her service to a number of community associations, her reputation in the broader business community as well as in the local real estate markets and her dedication to Lakeland and Lakeland Bank led the Board to conclude that this individual should serve as a director of Lakeland. Ms. Deacon is responsible for the planning and administration of numerous operating companies and four condominium associations. Her past participation in the state and local real estate associations includes leadership positions and committee experience in ethics, professional standards, strategic planning and governance. Ms. Deacon is committed to enhancing her professional participation as a director of Lakeland and frequently attends continuing education seminars and institutes applicable to directors of banks and bank holding companies. During her 29-year tenure at Lakeland, she has served on every committee of the Board. In January 2010, she was elected Vice Chair of the Board of Lakeland and Lakeland Bank and, in May 2011, she was elected Board Chair of Lakeland and Lakeland Bank.

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

Mr. McCracken is the president of Wood Funeral Home and Smith-McCracken Funeral Home. Mr. McCracken’s knowledge of the banking industry, his over 25 years of service on the boards of various banks (including serving on Lakeland’s Board since 2004 and Lakeland Bank’s Board since 2008), his business experience as an owner and operator of various businesses and real estate within Lakeland’s footprint, his reputation in the community as a lifelong resident within Lakeland’s footprint, his many long standing relationships with Lakeland’s non-institutional shareholder base and his involvement in many non-profit and local charities, including serving as former Board Chairman of Newton Memorial Hospital, now known as the Newton Medical Center, and presently as Chairman of the Atlantic Health System Board, as well as on the boards of other local organizations, led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank.

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

Mr. Shara’s over 40 years of experience in the banking industry, his stature and reputation in the banking and local community, and his service as President and CEO of Lakeland and Lakeland Bank since April 2008 led the Board to conclude that this individual should serve as a director of Lakeland and Lakeland Bank. His knowledge and understanding of all facets of the business of banking, the leadership he has demonstrated at Lakeland and at prior institutions and his involvement in charitable and trade organizations make him extremely valuable as a Board member. Mr. Shara serves as a member of the Board of Directors of the Commerce and Industry Association of New Jersey, the Board of Trustees of the Boys and Girls Club of Paterson and Passaic, New Jersey and the Board of Trustees of the Chilton Hospital Foundation. He also serves on the Board of Governors of the Ramapo College Foundation. Mr. Shara earned a Master’s Degree in Business Administration and a Bachelor of Science Degree from Fairleigh Dickinson University. Mr. Shara previously served as the Chairman of New Jersey Bankers Association.

In addition to Mr. Shara, whose qualifications are listed above, the following describes the business experience of each of the Company’s Executive Officers.

Thomas F. Splaine, 58, a Certified Public Accountant, has been Executive Vice President and Chief Financial Officer of the Company and the Bank since March 2017. He joined Lakeland in 2016 as First Senior Vice President and Chief Accounting Officer of the Company and the Bank. Prior to joining Lakeland, Mr. Splaine was employed at Investors Bancorp, Inc. since 2004 and served in roles as Senior Vice President - Chief Financial Officer, Financial Planning and Analysis and Investor Relations of Investors Bancorp, Inc.

Ronald E. Schwarz, 69, has served as Senior Executive Vice President and Chief Operating Officer of the Company and the Bank since 2017. Since joining the Company in 2009, Mr. Schwarz has served as Senior Executive Vice President and Chief Revenue Officer of the Company and the Bank and Executive Vice President and Chief Retail Officer of the Company and the Bank.

Timothy J. Matteson, Esq., 54, has served as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company since 2017. In 2012, Mr. Matteson was named Executive Vice President, General Counsel and Corporate Secretary of the Company. He joined the Company in 2008 as Senior Vice President and General Counsel.

James M. Nigro, 56, joined Lakeland in 2016 and serves as Executive Vice President, Chief Risk Officer of the Company. Previously, Mr. Nigro was Senior Vice President and Credit Risk Manager of The Provident Bank from 2013 to 2016.

Paul Ho Sing Loy, 63, is Executive Vice President and Chief Information Officer of the Company since 2019 and, of the Bank, since 2017. Previously Mr. Ho Sing Loy served as Senior Vice President and Director of Business Solutions of Associated Bank since 2012.

Ellen Lalwani, 60, has served as Executive Vice President and Chief Banking Officer of the Company and the Bank since 2020. Employed by the Bank since 2008, Ms. Lalwani has served as Executive Vice President and Chief Retail Officer of the Company and the Bank and Senior Vice President and Director of Retail Sales of the Bank.

John F. Rath, III, 65, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since 2018. Mr. Rath has been with the Bank since 2015, having served as First Senior Vice President, Commercial and Industrial Lending Group Manager and Senior Vice President, Commercial and Industrial Lending, Hudson Valley, New York.

Board of Directors Meetings and Committees

The Board of Directors of Lakeland Bancorp and Lakeland Bank each held 12 meetings during 2023. The Board of Directors currently maintains the following committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Loan Review Committee, the Policy Committee and the Risk Committee.

No director attended fewer than 75% of the total number of Board meetings held by the Lakeland Bancorp and Lakeland Bank Boards of Directors and all committees of the Boards on which they served (for the period they served) during 2023. All continuing Lakeland Bancorp directors attended the annual meeting of shareholders held on December 28, 2023.

Committees
Name	Audit	Compensation	Nominating and Corporate Governance	Loan Review	Policy	Risk
Bruce D. Bohuny	Member	Member		Chair
Mary Ann Deacon
Brian Flynn	Chair (1)					Member
Mark J. Fredericks	Member			Member	Member
Brian A. Gragnolati	Member (1)		Member		Member
James E. Hanson II			Member			Member
Janeth C. Hendershot				Member		Chair
Lawrence R. Inserra, Jr.		Member		Member	Chair
Robert E. McCracken		Chair	Member
Robert B. Nicholson, III		Member	Chair		Member
Thomas J. Shara

(1)	The Board considers Messrs. Flynn and Gragnolati each an “audit committee financial expert.”

Director Skills

The Nominating and Corporate Governance Committee Charter describes the minimum qualifications for nominees and the qualities or skills that are necessary for directors to possess. Each nominee:

•	must satisfy any legal requirements applicable to members of the Board;

•	must not serve on the board of any other financial institution, bank or savings and loan company in the Company’s market area;

•	must have business or professional experience that will enable such nominee to provide useful input to the Board in its deliberations;

•	must have a willingness and ability to devote the time necessary to carry out the duties and responsibilities of Board membership;

•	must have a desire to ensure that the Company’s operations and financial reporting are affected in a transparent manner and in compliance with applicable laws, rules and regulations;

•	must have a dedication to the representation of the best interests of the Company and all of its shareholders;

•	must have a reputation, in one or more of the communities serviced by Lakeland and its subsidiaries, for honesty and ethical conduct;

•	must have a working knowledge of the types of responsibilities expected of members of the board of directors of a public corporation and particularly, a bank holding company;

•

must have experience, either as a member of the board of directors of another public or private corporation or in another capacity that demonstrates the nominee’s capacity to serve in a fiduciary position;

•

must recognize and fulfill her/his fiduciary responsibility as a representative of the shareholders in the role of director; have a working knowledge of the business, economic, social, charitable and professional attributes of the communities serviced by the Company and its subsidiaries; and

•	must diligently and honestly administer the affairs of the Company and Lakeland Bank.

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

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, a copy of which is available on our website, https://investorrelations.lakelandbank.com/corporate-governance. The Corporate Governance Guidelines set forth the functions, composition, committees and operations followed by the Board of Directors including, among other things:

•	Criteria for composition of the Board and selection of new directors;

•	Assessment of the Board’s performance;

•	Formal evaluation of the CEO;

•	Succession planning and management development;

•	Strategic reviews;

•	Board and management compensation reviews;

•	Non-delegable actions of the Board;

•	Size and composition of the Board;

•	Independence determination of the Board;

•	Manner of notification of changes of director job responsibilities;

•	Director tenure;

•	Director retirement age

•	Director resignations;

•	Board and committee membership limitations;

•	Stock ownership requirements;

•	Anti-pledging policy of Company securities; hedging prohibited;

•	Number of committees, reporting by committees and assignment and rotation of committee membership;

•	Non-executive Board Chair;

•	Lead director;

•	Executive sessions for non-management directors;

•	Committee and Board agendas;

•	Board and committee materials and presentations;

•	Regular attendance of non-directors at Board and committee meetings;

•	Board access to senior management;

•	Confidentiality of information;

•	Board access to outside resources;

•	Director orientation and continuing education;

•	Code of Business Conduct and Ethics; and

•	Repricing of stock options.

The Board maintains an Independent Directors Committee, consisting of independent non-management directors, which met two times in 2023.

Anti-Pledging Policy and Anti-Hedging Policy

In March 2013, Lakeland’s Board adopted an anti-pledging policy that prohibits future pledging of Lakeland common stock by Lakeland’s executive officers and directors. The policy does not require pre-existing pledges to be unwound. Hedging transactions involving the Company’s securities by directors, officers and employees are also prohibited.

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

Nominating and Corporate Governance Committee

Each member of the Nominating and Corporate Governance Committee is considered independent as defined in the Nasdaq corporate governance listing rules. The Nominating and Corporate Governance Committee’s Charter is posted on the Investor Relations page of Lakeland Bank’s website, https://investorrelations.lakelandbank.com/corporate-governance.

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

In furtherance of this purpose, the Committee, among other things, shall:

•

Lead the search for individuals qualified to become members of the Board of Directors and develop criteria (such as independence, experience relevant to the needs of the Company, leadership qualities, diversity, stock ownership) for board membership;

•	Make recommendations to the Board concerning Board nominees and shareholder proposals;

•	Develop, recommend and oversee the annual self-evaluation process of the Board and its committees;

•	Develop and annually review corporate governance guidelines applicable to the Company; and

•	Review and monitor the Board’s compliance with Nasdaq corporate governance listing rules for independence.

The Company’s bylaws and the Nominating and Corporate Governance Committee’s charter describe the procedures for nominations to be submitted by shareholders and other third parties for consideration at an annual meeting, other than candidates who have previously served on the Board or who are recommended by the Board. Shareholders recommending a director candidate to the Committee may do so by submitting the candidate’s name, resume and biographical information to the attention of the Chair of this Committee in accordance with procedures listed in this Amendment No. 1 to the Annual Report on Form 10-K (also available on Lakeland’s website). All shareholder recommendations for director candidates that the Chair of the Committee receives in accordance with these procedures will be presented to the Committee for its consideration. The Committee’s recommendations to the Board are based on its determination as to the suitability of each individual, and the slate as a whole, to serve as directors of Lakeland.

The Nominating and Corporate Governance Committee and the Board recognize that it is important for the Company’s directors to possess a diverse array of backgrounds and skills, including executive management experience, financial services experience and educational and professional achievement. When considering new candidates, the Nominating and Corporate Governance Committee, with input from the Board, will seek to ensure that the Board reflects a range of talents, ages, skills, diversity and expertise, particularly in the areas of accounting and finance, management, regulatory and risk management and leadership sufficient to provide sound and prudent guidance with respect to our operations and interests. In addition, the Nominating and Corporate Governance Committee considers diversity in demographic and professional backgrounds among the factors used to identify nominees for directors. The goal of the Nominating and Corporate Governance Committee is to assemble and maintain a Board comprised of individuals with a broad spectrum of skills, experience and expertise combined with a reputation for integrity to carry out the Board’s responsibilities with respect to oversight of the Company’s operations.

Criteria for Election

Candidates to serve on the Board will be identified from all available sources, including recommendations made by shareholders. As indicated above, the Nominating and Corporate Governance Committee’s charter provides that there will be no differences in the manner in which the Committee evaluates nominees recommended by shareholders and nominees recommended by the Committee or management, except that no specific process shall be mandated with respect to the nomination of any individual who has previously served on the Board. The evaluation process for individuals other than existing Board members includes:

•	a review of the information provided to the Nominating and Corporate Governance Committee by the proponent;

•	a review of references from at least two sources determined to be reputable by the Nominating and Corporate Governance Committee; and

•	a personal interview of the candidate, as appropriate, for candidates determined to be qualified,

together with a review of such other information as the Nominating and Corporate Governance Committee shall determine to be relevant.

Procedures for the Nomination of Directors by Shareholders

Although the Company does not anticipate holding an annual meeting of shareholders in 2024, the Nominating and Corporate Governance Committee has adopted procedures for the consideration of Board candidates submitted by shareholders. Shareholders can submit the names of candidates for director by writing to the Chair of the Nominating and Corporate Governance Committee, at Lakeland Bancorp, Inc., 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. The submission must include the following information:

•	a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•

the name and address of the nominating shareholder as he or she appears on Lakeland’s books and the number of shares of Lakeland common stock that are owned beneficially by such shareholder (if the shareholder is not a holder of record, appropriate evidence of the shareholder’s ownership will be required);

•

the name, address and contact information for the nominated candidate, and the number of shares of Lakeland Bancorp common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the shareholder’s ownership should be provided);

•	the qualifications of the candidate and why this candidate is being proposed;

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in a proxy statement pursuant to SEC Regulation 14A;

•

a statement detailing any relationship between the candidate and the Company and/or Lakeland Bank and between the candidate and any customer, supplier or competitor of the Company and/or Lakeland Bank;

•	detailed information about any relationship or understanding between the proposing shareholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

A nomination submitted by a shareholder for presentation by the shareholder at an annual meeting of shareholders must comply with the procedural and informational requirements described in “Advance Notice of Business to be Conducted at an Annual Meeting.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require Lakeland’s directors, executive officers and 10% shareholders to file with the SEC certain reports regarding such persons’ ownership of Lakeland’s securities. Lakeland is required to disclose any failures to file such reports on a timely basis. Based solely upon a review of the copies of the forms or information furnished to Lakeland, Messrs. Gragnolati and Hanson each had one late filing during 2023 due to clerical error.

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

The Board’s Role in Cybersecurity Oversight

Maintaining the security, availability and integrity of our customers’ private information is of paramount importance to our entire Lakeland team. We have integrated corporate policies and operating procedures that govern how we collect, use, retain and protect private and personal data of our customers and other stakeholders; manage and monitor third-party risk; and ensure operational continuity and recovery through resiliency planning and testing.

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

Audit Committee Matters

The Board has determined that each member of the Audit Committee is independent as defined in the Nasdaq corporate governance listing rules and under SEC’s Rule 10A-3. The Board has determined and considers that Mr. Flynn, the Chair of the Audit Committee, and Mr. Gragnolati are each an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.

The Audit Committee performed its duties during 2023 under a written charter approved by the Board of Directors. A copy of the current Audit Committee charter is available to shareholders on the Company’s website, https://investorrelations.lakelandbank.com/corporate-governance.

As noted in the Audit Committee Charter, the primary purpose of the Audit Committee is to:

•

Assume direct responsibility for the appointment, compensation and oversight of the work of the Company’s independent auditors, including resolution of any disagreements that may arise between the Company’s management and the Company’s independent auditors regarding financial reporting. Assume direct responsibility for the termination of the Company’s independent auditors, if necessary.

•	Monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

•	Monitor the independence and performance of the Company’s independent auditors.

•	Provide an avenue of communication among the independent auditors, management and the Board of Directors.

•

Encourage adherence to, and continued improvement of, the Company’s accounting policies, procedures, and practices at all levels; review of potential significant financial risk to the Company; and monitor compliance with legal and regulatory requirements.

•	Monitor the performance of the Company’s internal audit function.

In furtherance of this purpose, this committee, among other things, shall:

•

Review the integrity of the Company’s internal control over financial reporting, both internal and external, in consultation with the independent registered public accounting firm and the internal auditor.

•	Review the financial statements and the audit report with management and the independent registered public accounting firm.

•	Review earnings and financial releases and quarterly and annual reports filed with the SEC.

•	Approve all engagements for audit and non-audit services by the independent registered public accounting firm.

The Audit Committee reports to the Board of Directors on its activities and findings.

Audit Committee Report

Pursuant to rules and regulations of the SEC, this Audit Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to the Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Lakeland Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the SEC subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Management has the primary responsibility for Lakeland Bancorp’s internal control and financial reporting process, and for making an assessment of the effectiveness of Lakeland Bancorp’s internal control over financial reporting. The independent registered public accounting firm is responsible for performing an independent audit of Lakeland’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and to issue an opinion on those financial statements, and for providing an opinion on the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to monitor and oversee the processes.

As part of its ongoing activities, the Audit Committee has:

•

reviewed and discussed the audited consolidated financial statements and the internal control procedures of Lakeland for the year ended December 31, 2023 with Lakeland’s management and the independent registered public accounting firm;

•	discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 1301;

•

received and reviewed the written disclosures and the letter from Lakeland’s independent registered public accounting firm mandated by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm its independence from Lakeland.

Based on the review and discussions referred to above, the Audit Committee has recommended to Lakeland’s Board of Directors that the audited consolidated financial statements for the year ended December 31, 2023 be included in Lakeland’s Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the re-appointment of KPMG LLP as the independent registered public accounting firm for December 31, 2024.

By:	The Audit Committee of the Board of Directors:
Brian Flynn, Chair
Bruce D. Bohuny
Mark J. Fredericks
Brian A. Gragnolati

Compensation Committee Matters

The Board has determined that each member of the Compensation Committee is independent as defined in the Nasdaq corporate governance listing rules and SEC Rule 10C-1. The Compensation Committee’s Charter is posted on the Investor Relations page of Lakeland Bancorp’s website, https://investorrelations.lakelandbank.com/corporate-governance.

Authority, Processes and Procedures. Our Compensation Committee is responsible for administering our employee benefit plans, for establishing and recommending to the Board the compensation of our President and Chief Executive Officer (CEO) and for reviewing and recommending to the Board for approval the compensation programs covering our other executive officers. Our Compensation Committee also establishes policies and monitors compensation for our employees in general. While the Compensation Committee may, and does in fact, delegate authority with respect to the compensation of employees in general, the Compensation Committee retains overall supervisory responsibility for employee compensation. With respect to executive compensation, the Compensation Committee receives recommendations and information from senior staff members. Mr. Shara (our President and CEO) participated in Committee deliberations regarding the compensation of other executive officers, but did not participate in deliberations regarding his own compensation. The CEO; Chief Operating Officer (COO); Chief Administrative Officer, General Counsel and Corporate Secretary; and Senior Vice President, Human Resources, assist the Compensation Committee in recommending agenda items for its meetings and by gathering and producing information for these meetings. As requested by the Compensation Committee, the CEO and COO participate in Committee meetings to discuss executive compensation, evaluate the performance of both the Company and individual executives, and provide pertinent financial or operational information. The Compensation Committee also has the authority to hire compensation consultants and other professionals to assist it in carrying out its duties.

Consultants. During our fiscal year ended December 31, 2023, the Compensation Committee retained the services of Aon Human Capital Solutions (formerly known as McLagan), a division of Aon PLC (“Aon”), to provide independent executive compensation advice and market compensation information. See “Executive Compensation - Compensation Discussion and Analysis” for a description of the services provided by Aon during 2023. The Compensation Committee is responsible for assisting the Board in carrying out the Board’s overall responsibility relating to executive compensation, incentive compensation and equity and non-equity-based benefit plans.

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

During 2023, each non-employee director received: (i) a $40,000 per annum retainer, payable in quarterly increments of $10,000 each; (ii) $3,000 per Board meeting attended; (iii) $30,000 in restricted stock granted at the beginning of the year with a vesting period of one year, except Ms. Deacon who received $50,000 in restricted stock (having opted to receive $20,000 of the $100,000 Chair stipend in the form of restricted stock, rather than receiving the full amount in cash) and retired director, Robert Mangano, who received 5/12 of the reward in restricted stock and the balance in cash as a result of his service on the Boards through December 28, 2023; and (iv) a $5,000 annual fee for the chairs of the Directors’ Loan Review Committee, Policy Committee and Risk Committee and a $7,500 annual fee for the chair of the Audit Committee, Nominating and Corporate Governance Committee and the Compensation Committee. No fees were paid to non-chair Board committee members for committee service.

Additionally, the Board liaisons to the Executive Loan Committee, a management committee, each received $5,000 annual stipends for such service.

Directors are also reimbursed for expenses for attending seminars and conferences that relate to continuing director and governance education.

The Board of Directors establishes non-employee director compensation based on recommendations of the Compensation Committee. The Compensation Committee, on not less than an annual basis, engages the services of a compensation consultant and its external surveys to assist in the Committee’s review of director compensation.

Stock Option and Stock Award Program

The shareholders of the Company approved the 2018 Omnibus Equity Incentive Plan, as described below in “Compensation Discussion and Analysis” at the annual meeting of shareholders on May 9, 2018. Directors are eligible to participate in the 2018 Omnibus Equity Incentive Plan. Under this plan, officers and directors are eligible to receive awards of restricted stock and stock options to purchase shares of Lakeland Bancorp common stock (at an exercise price of no less than the market price of the common stock at the date of grant). During the year ended December 31, 2023, directors received restricted stock as described in the table below. No stock options were granted during 2023.

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

Summary of Directors’ Compensation

The following table sets forth certain information regarding the compensation paid to each non-employee director of the Company during 2023. See the “Summary Compensation Table” for information regarding Mr. Shara’s compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Bruce D. Bohuny	75,000	30,000	2,366	969	108,335
Mary Ann Deacon	150,000	50,000	5,961	1,615	207,576
Brian Flynn	77,500	30,000	—	969	108,469
Mark J. Fredericks	70,000	30,000	2,005	969	102,974
Brian A. Gragnolati	70,000	30,000	—	969	100,969
James E. Hanson II	75,000	30,000	—	969	105,969
Janeth C. Hendershot	75,000	30,000	4,470	969	110,439
Lawrence R. Inserra, Jr.	75,000	30,000	—	969	105,969
Robert E. McCracken	77,500	30,000	4,427	969	112,896
Robert B. Nicholson, III	77,500	30,000	3,200	969	111,669

(1)	The aggregate grant date fair value in accordance with FASB ASC Topic 718.

(2)

The aggregate change in the present value of each director’s accumulated benefit in our Directors’ Deferred Compensation Plan from the measurement date used for preparing our 2022 year-end financial statements to the measurement date used for preparing our 2023 year-end financial statements. The Directors’ Deferred Compensation Plan is our only defined benefit and actuarial plan in which directors participated in 2023. There were no above-market earnings on such deferred compensation in 2023.

(3)	Cash dividends paid on restricted stock for each director.

At December 31, 2023, each of the non-employee directors in the table above held the following aggregate number of restricted stock awards. The shares of restricted stock in the table below vested in full on January 18, 2024.

Name	Stock Awards
Bruce D. Bohuny	1,671
Mary Ann Deacon	2,785
Brian Flynn	1,671
Mark J. Fredericks	1,671
Brian A. Gragnolati	1,671
James E. Hanson II	1,671
Janeth C. Hendershot	1,671
Lawrence R. Inserra, Jr.	1,671
Robert E. McCracken	1,671
Robert B. Nicholson, III	1,671

Stock Ownership Guidelines

The Board believes its directors should have a financial investment in Lakeland Bancorp to further align their interests with shareholders. Directors are expected to own or otherwise control, at a minimum, the number of shares or share equivalents of Lakeland common stock equal to approximately five times (5x) the directors’ annual retainer fee, with new directors attaining that goal within five years. All of the Lakeland Bancorp directors were in compliance with the stock ownership guidelines for 2023.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the 2018 Omnibus Equity Incentive Plan as of December 31, 2023. This plan was the Company’s only equity compensation plan in existence as of December 31, 2023.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	646,809	$—	682,643
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	646,809	$—	682,643

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

For 2023, our NEOs were:

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

Executive Summary

Our 2023 performance highlights include:

•

Net income for the year ended December 31, 2023 was $84.7 million, or $1.29 per diluted share, compared to $107.4 million, or $1.63 per diluted share, for 2022. Financial results for 2023 were unfavorably impacted by a decrease in net interest income of $30.9 million.

•	For the year ended December 31, 2023, our return on average assets was 0.78%, our return on average equity was 7.48% and our efficiency ratio was 58.38%.

•	At December 31, 2023, loans totaled $8.34 billion, an increase of $477.8 million from December 31, 2022.

•

Deposits totaled $8.58 billion, increasing $13.8 million from December 31, 2022, to December 31, 2023. We were able to achieve deposit growth despite macroeconomic headwinds related to the failure of Silicon Valley Bank, Signature Bank and First Republic Bank that put pressure on deposit balances for banks like Lakeland Bank.

•	We maintained and improved our strong capital position.

•	The Company’s net interest margin was 2.77% for 2023 compared to 3.24% for 2022.

•	The following graph of five-year total shareholder return (TSR) compared to our compensation peer group, beginning on January 1, 2019 and ending on January 1, 2024.

Key NEO Compensation Decisions

Our compensation decisions for 2023 reflected the contributions by our NEOs to our strong performance during the years 2022 and 2023. Our annual and long-term incentive plans are designed to pay market-competitive incentive compensation while linking our executives’ compensation to corporate and individual performance and the value realized by our shareholders.

Salaries: In recognition of our solid performance in 2022 and general market movement in executive compensation, base salaries were increased for all NEOs in 2023.

Short-term annual cash incentives: In 2023, the Company performed between threshold and target performance on both of the objective corporate performance goals under our 2023 Annual Incentive Plan, which were weighted at 80% of the total plan target. The Company also achieved its performance triggers relating to asset quality and capital levels. In assessing the performance of the NEOs under the subjective individual performance assessment portion of the plan, the Board considered the team’s efforts and successes in navigating the bank through a trying year for the banking industry amidst significant uncertainty due to the merger with Provident, which was pending through the entire year. As a result of these considerations, each of our NEOs received a score between target and maximum under the subjective portion of the plan, which was weighted at 20% of the total plan target. When both portions of the plan are combined, cash incentive payouts under our 2023 Annual Incentive Plan were at 85% of target for each of our NEOs for 2023.

2023 Long-Term Incentives: In February 2023, we granted RSU awards to each of our NEOs based on a specified plan target percent of salary. 50% of the target RSUs for each NEO vest, if at all, based on the attainment of ROAE and TSR goals, both of which are measured over a three-year period from 2023-2025 against an index of 69 similarly sized banks.

The remaining 50% of the target RSUs awarded to each NEO vest ratably on each of the first three anniversaries of the grant date. The number of RSUs granted may be anywhere between 75% of the target and 125% of the target RSUs based on the Committee’s evaluation of corporate and individual performance in the previous year. The Committee made the determination to grant the time-vested portion of the award at 100% of target in 2023.

Say on Pay Vote

The Compensation Committee evaluates the Company’s executive compensation programs in light of market conditions, shareholder views, and governance considerations, and makes changes as appropriate. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is required to permit a separate non-binding shareholder vote to approve the compensation of its executives. The Company held this advisory “say-on-pay” vote at the 2023 Annual Meeting of shareholders. Shareholders approved the compensation of the executives, with 87% of the shares voted cast in favor of the say-on-pay proposal.

The Company considered the number of votes cast in favor of the 2022 say-on-pay proposal to be a positive endorsement of its current pay practices and believes the vote result is evidence that its compensation policies and decisions have been in the best interests of shareholders. The Company will continue to monitor the level of support for each say-on-pay proposal in the future and will consider this alongside other factors as it makes future executive compensation decisions. The Company holds a “say-on-pay” vote on an annual basis.

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

Role of the Compensation Committee

The Compensation Committee is responsible for the design, implementation and administration of the compensation programs for our executive officers and directors. The Compensation Committee completed the following actions relative to 2023 executive compensation:

•	Reviewed and approved base salary increases.

•	Determined annual incentives for NEOs for 2023 performance and approved the payment of such awards in the form of cash in early 2024.

•	Reviewed and approved equity awards granted in 2023 to NEOs, including making determinations on the percent of the target time-vested award that would be granted.

•	Reviewed contractual arrangements for NEOs.

•	Reviewed stock ownership requirements of NEOs, based on a review of our stock ownership guidelines.

•	Reviewed the Company’s compensation philosophy.

Role and Relationship of the Compensation Consultant

As permitted by the Compensation Committee charter, the Compensation Committee periodically engages an independent outside compensation consultant to advise the Compensation Committee on executive compensation matters. In 2023, the Compensation Committee once again retained Aon to provide executive compensation consulting services. Pursuant to the terms of its retention, Aon reported directly to the Compensation Committee, which retains sole authority to select, retain, terminate, and approve the fees and other retention terms of its relationship with Aon.

During 2023, Aon assisted the Compensation Committee with the following:

•	Advised the Compensation Committee on changes in industry compensation practices and provided insight on emerging regulations.

•

Assisted the Compensation Committee in its preparation of compensation disclosures as required under Regulation S-K with respect to this document including this Compensation Discussion and Analysis and associated tables and disclosures included herein by reference.

The Compensation Committee evaluated Aon’s analysis and recommendations alongside other factors when making compensation decisions affecting our 2023 executive compensation program and when submitting its own recommendations to the Board on these matters.

In 2023, the Compensation Committee reviewed its relationship with Aon, including Aon’s independence. Considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, and NASDAQ listing rules, the Compensation Committee determined that it is not aware of any conflict of interest that has been raised by the work performed by Aon.

Role of Management

The CEO; COO; Chief Administrative Officer, General Counsel and Corporate Secretary; and Senior Vice President, Human Resources, assist the Compensation Committee in recommending agenda items for its meetings and by gathering and producing information for these meetings. As requested by the Compensation Committee, the CEO; COO; Chief Administrative Officer, General Counsel and Corporate Secretary; and Senior Vice President, Human Resources, participate in Compensation Committee meetings to discuss executive compensation, evaluate the performance of both the Company and individual executives, and provide pertinent financial, legal, or operational information. The CEO and COO provide their insights and suggestions regarding compensation, but only Compensation Committee members vote on executive compensation decisions and other Company compensation matters under their purview for recommendation to the Board of Directors.

In 2023, the CEO and COO made recommendations to the Compensation Committee regarding base salaries, incentive goals, and equity awards for executives other than themselves. The Compensation Committee retained discretion to approve or modify recommendations prior to approval or, in the case of equity awards, prior to presentation before the Board of Directors for ratification. The Compensation Committee discussed the CEO’s and COO’s recommendations with them but made final deliberations and recommendations to the Board.

Compensation Risk Oversight

During 2023, the Company’s Compensation Risk Task Force (consisting of the Company’s Senior Vice President of Human Resources (Chair); Chief Financial Officer; Chief Risk Officer; and Chief Administrative Officer, General Counsel and Corporate Secretary) evaluated all of the compensation plans in which the Company’s employees, including executive officers, participate and reported to the Compensation Committee that none individually, or taken together, was reasonably likely to have a material adverse effect on the Company. No component of compensation was considered to encourage undue risk. The Compensation Committee accepted the Compensation Risk Task Force’s report.

Competitive Benchmarking and Peer Groups

The Compensation Committee believes that it is important to review compensation in the context of Lakeland’s corporate performance and the compensation offered by its peers in the market

Historically, the Compensation Committee has undertaken a complete review of executive compensation for each of its NEOs every year, to be utilized in establishing compensation amounts and program design features for the following year.

Due to the pending merger with Provident Financial which was announced in September 2022, the Company elected not to conduct a review of executive compensation in 2022 or 2023. Compensation for the NEOs for 2023 was set utilizing as reference compensation data from our most recent review in November 2021.

The peer group utilized in the 2021 compensation review was determined using the following criteria as of June 30, 2021:

•	Total assets between $5.5 billion and $20 billion.

•	Headquartered in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania or Rhode Island.

•	Positive ROAA and Return on Average Equity (“ROAE”).

•	More than 10 branches.

•	Commercial loans representing more than 40% of total loans.

An exception was made to the commercial loan criteria for Northfield due to its geographic proximity to Lakeland.

The companies included in the 2021 peer group were:

Peer	State	Ticker	Peer	State	Ticker
Columbia Financial, Inc.	NJ	CLBK	Northwest Bancshares, Inc.	PA	NWBI
Community Bank System Inc.	NY	CBU	OceanFirst Financial Corp.	NJ	OCFC
ConnectOne Bancorp, Inc.	NJ	CNOB	Peapack-Gladstone Financial Corporation	NJ	PGC
Customers Bancorp, Inc.	PA	CUBI	Provident Financial Services, Inc.	NJ	PFS
Dime Community Bancshares Inc.	NY	DCOM	S&T Bancorp, Inc.	PA	STBA
Eagle Bancorp Inc.	MD	EGBN	Sandy Spring Bancorp, Inc.	MD	SASR
First Commonwealth Financial	PA	FCF	Tompkins Financial Corporation	NY	TMP
Flushing Financial Corporation	NY	FFIC	Univest Financial Corporation	PA	UVSP
Kearny Financial Corp.	NJ	KRNY	Washington Trust Bancorp Inc.	RI	WASH
NBT Bancorp Inc.	NY	NBTB	WSFS Financial Corporation	DE	WSFS
Northfield Bancorp (Staten Island)	NJ	NFBK

The peer group was selected following the announcement of Lakeland’s acquisition of 1st Constitution Bancorp and Lakeland’s anticipated post-acquisition asset size at the time placed it at the 51st percentile of the peer group in terms of asset size.

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

The majority of incentives are based on the Company’s profitability, while a portion of the incentives is tied to individual goals.

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

After reviewing certain market salary information provided by Aon and noting the performance of the Company and individual executives, the Committee determined to increase base salaries of each of our NEOs for 2023.

Name	Title	2023 Salary ($)	2022 Salary ($)	% Change
Thomas J. Shara	President and CEO	941,200	905,000	4.0
Thomas F. Splaine, Jr.	EVP and CFO	447,200	430,000	4.0
Ronald E. Schwarz	Sr. EVP and COO	478,400	460,000	4.0
Timothy J. Matteson	EVP, Chief Administrative Officer, General Counsel and Corporate Secretary	403,650	390,000	3.5
James M. Nigro	EVP, Chief Risk Officer	403,650	390,000	3.5

Salaries reported in the Summary Compensation Table below represent actual salary paid for each executive under SEC reporting rules.

2023 Annual Short-Term Incentive Plan

Our 2023 Annual Incentive Plan, or AIP, is designed to motivate executives to attain superior annual performance in key areas that we believe create long-term value to Lakeland and its shareholders. Awards under the plan were payable in cash and were contingent on performance against pre-established corporate financial measures as well as a subjective review of individual performance.

AIP Award Opportunities

The table below shows the annual award opportunities for each NEO as a percentage of his base salary, as well as the weightings on the various performance objectives used to calculate awards. These award opportunities were considered in determining annual incentive awards for 2023.

	Cash Incentive Award
	Opportunity as % of Salary			Goal Weighting
Name	Threshold	Plan Target	Maximum	Corporate	Individual
Thomas J. Shara	35%	70%	105%	80%	20%
Thomas F. Splaine, Jr.	25%	50%	75%	80%	20%
Ronald E. Schwarz	25%	50%	75%	80%	20%
Timothy J. Matteson	25%	50%	75%	80%	20%
James M. Nigro	25%	50%	75%	80%	20%

AIP Corporate Performance Objectives

The following table depicts our 2023 corporate performance objectives and performance results for each of the measures selected by the Committee.

Annual Corporate Performance Goals	Weighting	Threshold	Plan Target	Max	Actual
Pre-Tax Net Income (in thousands)	62.50%	$133,085	$156,570	$180,056	$138,542
Efficiency Ratio	37.50%	54.81%	52.20%	49.59%	54.10%

The incentive results shown above exclude certain unusual, one-time, or merger-related costs incurred in 2023.

For any of the performance measures shown above, performance below threshold would have resulted in no award payout for that measure, while payouts for any one measure and the plan as a whole are capped at maximum performance level.

In addition to the primary plan goals typically established under the annual incentive plan, the plan includes minimum performance triggers that must be met in order for any incentive payments to be made under the plan. The purpose of the minimum performance triggers is to ensure that no incentive awards will be paid in a situation where the safety and soundness of the organization is at risk, and failure to meet these triggers would have resulted in no annual incentive awards being paid for 2023 performance.

The following chart presents the minimum performance triggers and actual performance on those measures as of December 31, 2023.

Capital Trigger	Must Exceed	Actual
Leverage Ratio	5%	9.27%
Tier 1 Capital Ratio	6%	11.51%
Total Risk-Based Capital Ratio	10%	14.11%

Asset Quality Trigger	Must Not Exceed	Actual
Non-Performing Assets/Total Assets	2%	0.23%

Each of the performance triggers listed above was satisfied as of December 31, 2023.

2023 AIP Individual Performance Assessment

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

The individual performance scores for each of our NEOs were as follows:

Name	2023 Performance Score
Thomas J. Shara	107.5%
Thomas F. Splaine, Jr.	107.5%
Ronald E. Schwarz	107.5%
Timothy J. Matteson	107.5%
James M. Nigro	107.5%

AIP Awards

In February 2024, the Compensation Committee determined the degree to which our financial performance goals were achieved during 2023. For 2023, the Company adjusted the way it evaluated the corporate performance goals in order to account for the significant uncertainty that the NEOs were operating under due to the pending merger with Provident. Ultimately, the Company used its judgment to pay out under the corporate performance portion of the plan at halfway between threshold and target. Notably, this is aligned with Lakeland’s actual performance under the performance goals, which was between threshold and target in both cases.

The following cash payments under the 2023 AIP were made upon approval by the Compensation Committee:

Name	2023 AIP Award	AIP Award as % of Plan Target
Thomas J. Shara	$560,014	85%
Thomas F. Splaine, Jr.	190,060	85%
Ronald E. Schwarz	203,320	85%
Timothy J. Matteson	171,551	85%
James M. Nigro	171,551	85%

Long-Term Equity Incentive Awards

2023 Long-Term Incentive Plan (LTIP) Awards

The purpose of our long-term incentive program is to ensure that our executives focus not only on short-term returns but also on achieving long-term Company goals, growth and creation of shareholder value. We further believe that equity ownership by our executive officers aligns executives’ interests with those of our shareholders. In 2023, the Compensation Committee used both performance-based stock unit awards (PSUs) and time-based restricted stock unit awards (RSUs) for long-term incentive compensation.

The Compensation Committee sets the target value of the equity awards granted as a percentage of each executive’s base salary. For 2023, the long-term incentive allocations for the NEOs were set as follows:

Name	2023 LTI Award Plan Target as % of Salary
Thomas J. Shara	100%
Thomas F. Splaine, Jr.	70%
Ronald E. Schwarz	70%
Timothy J. Matteson	70%
James M. Nigro	70%

By default, RSUs with a value equal to the plan target award value above are granted and consist of the following types of equity awards:

a.	Performance-vesting RSUs consisting of 50% of the plan target award value

b.	Time-vesting RSUs consisting of 50% of the plan target award value

Performance-Vested RSUs

Performance-vested RSUs awarded under this plan will vest 100% after three years. The number of RSUs that vest, if any, will be dependent on performance against pre-established goals during the three-year performance period as well as participants’ continued service through the vesting date.

The evaluation of performance will use a two-step measurement process:

1.

Primary Goal – Return on Average Equity: Lakeland’s ROAE will be measured on a three-year average basis against an index of 69 banks between $7 billion and $20 billion in total assets as of December 31, 2022. Performance against the ROAE goal will determine initial share vesting.

	Threshold	Plan Target	Maximum
Performance Level	25th Percentile	50th Percentile	75th Percentile
Payout Level (% of plan target)	50%	100%	150%

2.

Modifier – Total Shareholder Return: After determining the initial vesting amount based on ROAE performance, the Company’s total shareholder return (TSR) performance will be measured against the same index described above. The number of initially earned shares from Step 1 will be adjusted upward or downward by up to 25% based on the Company’s TSR performance against the banking index.

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

The time-vested awards under the 2023 LTIP were granted at 100% of plan target for each NEO.

2023 LTIP Awards

The table below details the awards under the 2023 LTIP that were granted in 2023 to each of our NEOs.

	2023 LTIP Award
Name	# of Time-Vested RSUs	# of Performance-Vested RSUs	Grant Date Fair Value
Thomas J. Shara	23,629	23,629	$904,991
Thomas F. Splaine, Jr.	7,859	7,859	301,000
Ronald E. Schwarz	8,407	8,407	321,988
Timothy J. Matteson	7,127	7,127	272,964
James M. Nigro	7,127	7,127	272,964

For RSUs granted in May 2021, as well as RSUs granted in 2022 and 2023, 50% will vest 100% on the third anniversary of the grant date, provided the performance goals were met for each of the three years following grant and the executive remains employed by the Company and/or Lakeland Bank. All performance-based RSUs that have not been forfeited will vest upon a change in control of the Company.

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

The Compensation Committee believes that tax deductibility is one of many factors that should be considered in developing an appropriate compensation program for its executive officers, but reserves the right to approve compensation for an executive officer that exceeds the deduction limit of Section 162(m) in order to provide competitive compensation packages.

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

In addition, in 2023 the Company adopted a new Executive Clawback Policy to enable the Company to recover erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The policy is designed to comply with, and to be interpreted in a manner consistent with, Section 10D of the Exchange Act, SEC Rule 10D-1, and with the Nasdaq listing rules. Under the policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such Clawback Policy. Furthermore, under the policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

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

Bruce D. Bohuny

Lawrence R. Inserra, Jr.

Robert B. Nicholson, III

Summary of Cash and Certain Other Compensation

The following table presents, for the three years ended December 31, 2023, a summary of the compensation earned by Thomas J. Shara, our President and Chief Executive Officer, Thomas F. Splaine, Jr., our Chief Financial Officer, and our three other most highly compensated executive officers for 2023. None of the NEOs received stock option awards during the years presented in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1) (2) (3)	Non-Equity Plan Incentive Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas J. Shara, President and Chief Executive Officer	2023	941,200	904,991	560,014	193,306	76,058	2,675,569
	2022	905,000	1,018,100	950,250	128,255	96,312	3,097,917
	2021	870,324	1,376,018	783,292	370,774	86,744	3,487,152
Thomas F. Splaine, Jr., Executive Vice President and Chief Financial Officer	2023	444,554	301,000	190,060	1,966	44,605	982,185
	2022	424,103	338,596	322,500	1,236	52,178	1,138,613
	2021	388,796	440,394	293,749	—	52,850	1,175,789
Ronald E. Schwarz, Senior Executive Vice President and Chief Operating Officer	2023	475,569	321,988	203,320	10,342	37,113	1,048,332
	2022	455,063	362,231	345,000	20,771	58,312	1,241,377
	2021	424,773	481,165	320,931	15,484	57,990	1,300,343
Timothy J. Matteson,	2023	401,550	272,964	171,551	130	37,304	883,500
Executive Vice President,	2022	383,543	307,100	292,500	1,555	52,323	1,037,021
Chief Administrative Officer,	2021	345,482	391,340	261,024	594	41,693	1,040,133
General Counsel and Corporate Secretary
James M. Nigro, Executive Vice President and Chief Risk Officer	2023	401,550	272,964	171,551	5,095	34,258	885,418
	2022	383,543	307,100	292,500	7,691	61,743	1,052,577
	2021	345,483	391,340	261,024	3,830	47,137	1,048,814

(1)

The 2023 awards for all NEOs reflect the aggregate fair value of the 2022 LTIP RSUs granted in February 2023 which were determined in accordance with FASB ASC Topic 718. A portion of the shares vest in equal increments on each of the three anniversaries of the grant date, and a portion vest at the end of the three-year period based on continued service and the satisfaction of specified performance goals at each year-end of that three-year period, provided that, subject to certain exceptions, the NEO remains continuously employed as of each anniversary date. See “Grants of Plan Based Awards” below for more details.

(2)

The 2022 awards for all NEOs reflect the aggregate fair value of the 2021 LTIP RSUs granted in February 2022 which were determined in accordance with FASB ASC Topic 718. A portion of the shares vest in equal increments on each of the three anniversaries of the grant date, and a portion vest at the end of the three-year period based on continued service and the satisfaction of specified performance goals at each year-end of that three-year period, provided that, subject to certain exceptions, the NEO remains continuously employed as of each anniversary date. See “Grants of Plan Based Awards” below for more details.

(3)

The 2021 awards for all NEOs reflect the sum of (1) the aggregate grant fair value of the 2020 LTIP RSUs granted in February 2021, plus (2) the aggregate fair value of the 2021 LTIP RSUs granted in May 2021, which were determined in accordance with FASB ASC Topic 718. Mr. Shara’s 2021 awards also include the RSUs granted in January in lieu of a salary increase, which ratably vest in one-third increments on each of the first three anniversaries of the grant date, provided the executive remains employed by the Company and/or Lakeland Bank. The RSUs granted in February 2021 were granted based on Company and individual performance in 2020 and vest at the end of a three-year period based on continued service and the satisfaction of specified performance goals at each year-end of that three-year period. Of the RSUs granted in May 2021, 50% vest ratably in one-third increments on each of the first three anniversaries of the grant date and 50% vest at the end of a three-year period based on continued service and the satisfaction of specified performance goals at each year-end of that three-year period, provided that, subject to certain exceptions, the NEO remains continuously employed as of each anniversary date.

(4)

The aggregate change in the present value of Mr. Shara’s accumulated benefits for 2023 under his Supplemental Executive Retirement Plan Agreement and, with respect to Messrs. Shara, Splaine, Schwarz, Matteson and Nigro, above-market or preferential earnings (in accordance with SEC rules, the amount of interest in excess of 120% of the applicable federal rate, with compounding, is deemed to be above-market or preferential) of $165,529, $1,966, $10,342, $130 and $5,095, respectively, on deferred compensation that is not tax-qualified. See “Deferred Compensation” for further details.

(5)	For 2023, all Other Compensation for the NEOs is as follows:

Name	Use of Car ($)	Premiums for Group Term Life Insurance ($)	Cash Dividends Paid on Restricted Stock and Restricted Stock Units ($)	Cost of Coverage under Executive Health Care Program ($)	Contributions to 401(k) Plan to match Pre-tax Deferral Contributions ($)
Thomas J. Shara	6,896	6,209	51,573	—	11,380
Thomas F. Splaine, Jr.	9,408	2,123	14,768	11,000	7,306
Ronald E. Schwarz	8,097	6,240	16,651	—	6,125
Timothy J. Matteson	9,036	1,149	13,816	5,000	8,302
James M. Nigro	11,592	2,115	6,415	5,000	9,135

Grants of Plan Based Awards

The following table sets forth information relating to grants of plan-based awards to the NEOs during 2023. The NEOs did not receive stock option awards in 2023.

“ACI” is the annual cash incentive award and, in accordance with SEC rules, are included in the Summary Compensation Table under “Non-equity Incentive Plan Compensation” for 2023.

“PSU” is performance-based RSU awards subject to performance-based vesting.

“RSU” is RSU awards subject to time-based vesting.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All other Stock Awards or Units (#) (1) (2)	Grant Date Fair Value of Stock Awards ($) (3)
Name	Award Type	Grant Date	Threshold ($)	Plan Target ($)	Maximum ($)	Threshold (#)	Plan Target (#) (3)	Maximum (#)
Thomas J. Shara	ACI		329,420	658,840	988,260
	RSU	2/27/2023							23,629	452,495
	PSU	2/27/2023				12,287	24,574	36,861	23,629	452,495
Thomas F. Splaine, Jr.	ACI		111,800	223,600	335,399
	RSU	2/27/2023							7,859	150,500
	PSU	2/27/2023				4,087	8,173	12,260	7,859	150,500
Ronald E. Schwarz	ACI		119,600	239,200	358,800
	RSU	2/27/2023							8,407	160,994
	PSU	2/27/2023				4,372	8,743	13,115	8,407	160,994
Timothy J. Matteson	ACI		100,913	201,825	302,738
	RSU	2/27/2023							7,127	136,482
	PSU	2/27/2023				3,689	7,377	11,066	7,127	136,482
James M. Nigro	ACI		100,913	201,825	302,738
	RSU	2/27/2023							7,127	136,482
	PSU	2/27/2023				3,689	7,377	11,066	7,127	136,482

(1)

The PSUs granted at Target on February 27, 2023, will vest 100% on the third anniversary of the grant date, provided the performance goals were met for each of the three years following grant and the executive remains employed by the Company and/or Lakeland Bank.

(2)	The RSUs granted on February 27, 2023, will ratably vest in one-third increments on each of the first three anniversaries of the grant date.
(3)

The grant date fair value of stock awards granted in 2023 is calculated by multiplying the number of shares by the closing stock price on the date of grant, or in the case of performance-vested RSUs, by the Monte Carlo-adjusted stock price.

Outstanding Equity Awards at December 31, 2023

The following table summarizes, by individual grants, the total number of RSUs for each NEO that have not vested. The market values of RSUs in the table are calculated by multiplying the closing market price of our common stock on the last trading day in 2023, which was $14.79, by the applicable number of shares of common stock underlying each of the Named Executive Officer’s RSUs. At December 31, 2023, the Named Executive Officers did not hold any other equity awards, including stock options or restricted stock awards.

Name	Grant Date	Number of Shares That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas J. Shara	1/4/2021	3,334	(1)	49,310	—		—
	2/24/2021	21,892	(2)	323,783	—		—
	5/19/2021	5,855	(3)	86,595	17,565	(6)	259,786
	2/23/2022	20,868	(4)	308,638	25,041	(6)	370,356
	2/22/2023	23,629	(5)	349,473	23,629	(6)	349,473
Thomas F. Splaine, Jr.	2/24/2021	7,658	(2)	113,262	—		—
	5/19/2021	2,108	(3)	31,177	6,323	(6)	93,517
	2/23/2022	6,940	(4)	102,643	8,328	(6)	123,171
	2/22/2023	7,859	(5)	116,235	7,859	(6)	116,235
Ronald E. Schwarz	2/24/2021	8,367	(2)	123,748	—		—
	5/19/2021	2,303	(3)	34,061	6,909	(6)	102,184
	2/23/2022	7,425	(4)	109,816	8,909	(6)	131,764
	2/22/2023	8,407	(5)	124,340	8,407	(6)	124,340
Timothy J. Matteson	2/24/2021	6,804	(2)	100,631	—		—
	5/19/2021	1,873	(3)	27,702	5,619	(6)	83,105
	2/23/2022	6,295	(4)	93,103	7,553	(6)	111,709
	2/22/2023	7,127	(5)	105,408	7,127	(6)	105,408
James M. Nigro	2/23/2022	3,148	(4)	46,559	7,553	(6)	111,709
	2/22/2023	7,127	(5)	105,408	7,127	(6)	105,408

(1)	The outstanding award is scheduled to vest on January 4, 2024.
(2)	The outstanding award is scheduled to vest on February 27, 2024.
(3)	The outstanding award is scheduled to vest on May 19, 2024.
(4)	Remaining RSUs will vest ratably on each February 27th through 2025.
(5)	Remaining RSUs will vest ratably on each February 27th through 2026.
(6)

These RSUs are subject to vesting based upon the achievement of specific goals. The RSUs will vest 100% on the third anniversary of the grant date, provided the performance goals were met for each of the three years following grant and the executive remains employed by the Company and/or Lakeland Bank, subject to the vesting provisions provided in the individual award agreements regarding a change in control of the Company, death and disability.

Options Exercised and Stock Awards Vested

The following table sets forth, for each of the Named Executive Officers, information regarding stock awards vested during 2023.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e) (1)
Thomas J. Shara	—	—	74,471	1,397,127
Thomas F. Splaine, Jr.	—	—	11,449	221,195
Ronald E. Schwarz	—	—	14,930	237,939
Timothy J. Matteson	—	—	12,143	222,803
James M. Nigro	—	—	10,270	198,416

(1)	The value of the shares set forth in column (d) multiplied by the market price of our common stock on the dates on which the NEO’s stock awards vested.

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

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d) (1)	Payments During Last Fiscal Year ($) (e) (2)
Thomas J. Shara	Supplemental Retirement Plan	Not Applicable	1,642,295	—
Thomas F. Splaine, Jr.	—	—	—	—
Ronald E. Schwarz	—	—	—	—
Timothy J. Matteson	—	—	—	—
James M. Nigro	—	—	—	—

(1)

The actuarial present value of Mr. Shara’s accumulated benefits under the Supplemental Executive Retirement Plan Agreement, dated as of April 2, 2008, between Mr. Shara, the Company and Lakeland Bank (the “SERP”), calculated as of December 31, 2023.

(2)	The dollar amount of payments and benefits, if any, actually paid or otherwise provided to the Named Executive Officer during 2023.

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

Name (a)	Executive Contributions in 2023 ($) (b) (1)	Registrant Contributions in 2023 ($) (c) (2)	Aggregate Earnings in 2023 ($) (d) (3) (4)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at December 31, 2023 ($) (f) (5)
Thomas J. Shara	285,075	—	500,627	—	6,320,742
Thomas F. Splaine, Jr.	16,125	—	8,489	—	123,281
Ronald E. Schwarz	—	—	44,657	—	632,037
Timothy J. Matteson	—	—	563	(47,018)	—
James M. Nigro	19,500	—	22,002	—	315,199

(1)	The executive contributions for Messrs. Shara, Splaine, Schwarz, Matteson and Nigro relate to the Company’s Elective Deferral Plan.
(2)	The registrant’s contributions for Mr. Shara relate to his Deferred Compensation Agreement.
(3)

The aggregate interest or other earnings accrued to the NEO’s account during 2023 (i) under the Company’s Elective Deferral Plan ($259,337 for Mr. Shara, $8,489 for Mr. Splaine, $44,657 for Mr. Schwarz, $563 for Mr. Matteson and $22,002 for Mr. Nigro) and (ii) for Mr. Shara, under his Deferred Compensation Agreement, $241,290.

(4)

Only the above-market or preferential earnings have been included in the Summary Compensation Table under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and “Total” for Messrs. Shara, Schwarz, Matteson and Nigro, in accordance with SEC rules.

(5)

The aggregate balance at December 31, 2023 for Mr. Shara is comprised of $3,725,949 under the Elective Deferral Plan and $2,594,793 under his Deferred Compensation Agreement. These amounts were not included in the Summary Compensation Table in any prior year’s proxy statement or in the Summary Compensation Table set forth above.

See “Employment Agreements and Other Arrangements with Named Executive Officers” for a description of the Elective Deferral Plan and Mr. Shara’s Deferred Compensation Agreement.

Elective Deferral Plan

Under the Lakeland Bancorp, Inc. Elective Deferral Plan (the “Elective Deferral Plan”), executives of Lakeland at a level of executive vice president and above including the Named Executive Officers, and such other executives as the Board may authorize, may voluntarily elect to defer payment of all or a portion of their base salary and bonuses. Amounts deferred under the Elective Deferral Plan will be credited with interest each year until a participant’s separation from service at a rate equal to 75% of the Company’s return on equity (“ROE”) for the preceding year, up to a maximum ROE interest rate credit of 15% per year. The minimum interest rate is 0%. Following a participant’s separation from service, deferred amounts will be credited with interest each year at the Moody’s Aa corporate bond index rate in effect as of the first day of the year. Except for allowable in-service hardship withdrawals, distributions will generally be made following a participant’s separation from service unless the participant elects a different time of payment. Each participant may choose the manner in which distributions will be made, such as a lump sum or installments. All deferral accounts under the Elective Deferral Plan are payable from the general assets of the Company and/or Lakeland Bank. However, the Company may establish a grantor trust or other funding arrangement in order to accumulate the assets needed to pay the accumulated benefits under the Elective Deferral Plan.

Employment Agreements and Other Arrangements with Named Executive Officers

Thomas J. Shara

On May 22, 2008, the Company, Lakeland Bank and Mr. Shara executed an Employment Agreement (the “Shara Employment Agreement”), which provides that Mr. Shara will be employed as President and Chief Executive Officer of the Company and Lakeland Bank for an initial term that expired on April 1, 2011 (the “Initial Term”). The Shara Employment Agreement, as amended, further provides that the Initial Term will automatically be extended for an additional one year period on each anniversary date of the Effective Date, unless on or before each such anniversary date either party provides written notice to the other of its (or his) intent not to extend the then current term, provided, however, that on and after April 2, 2025, if Mr. Shara remains employed, his employment will be on an at-will basis. The Initial Term and any renewal period through the 15th anniversary of the Effective Date collectively are referred to as the “Term”.

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

The Shara Employment Agreement provides that in the event it is determined that any payment or benefit made or provided by the Company or Lakeland Bank pursuant to the terms of the Shara Employment Agreement or under any other arrangement (other than the Deferred Compensation Agreement described below) would be subject to the excise tax (the “Excise Tax”) imposed by Section 4999 of the Internal Revenue Code, then Mr. Shara will be entitled to receive an additional payment from the Company (a “Gross-Up Payment”) such that the net amount received by Mr. Shara after payment of such Excise Tax and any federal, state and local income tax, penalties, interest and Excise Tax upon the Gross-Up Payment will be equal to the payments otherwise payable to him under the terms of the Shara Employment Agreement. Mr. Shara also agrees in the Shara Employment Agreement not to compete with Lakeland Bank’s business for a 12-month period following termination of employment in a geographic area equal to 20 miles from any of Lakeland Bank’s branches at the time of Mr. Shara’s termination of employment.

In connection with the pending merger with Provident Financial Services, Inc. (“Provident”), Mr. Shara entered into a new agreement with Provident, which will become effective as of, and contingent on, the effective time of the merger and will terminate, supersede, and replace the Shara Employment Agreement.

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

Messrs. Splaine, Schwarz, Matteson and Nigro

The Company and Lakeland Bank entered into agreements with each of Messrs. Splaine, Schwarz, Matteson and Nigro providing for certain terms and conditions of their employment in the event of a change in control (each a “Change in Control Agreement”). Under such Change in Control Agreements, the term of each executive’s employment becomes fixed for a period (the “contract period”) ending on the earlier of (i) the executive’s death, (ii) the second anniversary of the date of such change in control, or (iii) the date the executive attains age 65, except for Mr. Schwarz, for whom the contract period was extended to August 7, 2024.

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

Potential Payments Upon Termination or Change in Control

The following table provides information as to the amounts that would have been payable to the Named Executive Officers if they had terminated employment in the circumstances described in the table effective December 31, 2023.

	Termination by Company Without Cause or Resignation by Executive for Good Reason (before a Change In Control)		Termination by Company Without Cause or Resignation by Executive for Good Reason (after a Change In Control)
Thomas J. Shara
Cash severance	$2,823,600	(1)	$5,674,350	(2)
SERP (3)	2,250,000		2,250,000
Deferred Compensation (4)	3,000,000		3,000,000
Acceleration of Restricted Stock Units	—		2,097,414	(5)
Welfare Benefits (6)	—		—
Tax Gross-up	—		3,324,002	(7)

Total	$8,073,600		$16,345,766

Thomas F. Splaine, Jr.
Cash severance	$—		$1,539,401	(8)
Acceleration of Restricted Stock Units	—		696,239	(5)
Welfare Benefits	—		36,614	(9)
Automobile (10)	—		—

Total	$—		$2,272,254	(11)

Ronald E. Schwarz
Cash severance	$—		$1,646,801	(8)
Acceleration of Restricted Stock Units	—		750,252	(5)
Welfare Benefits	—		—	(9)
Automobile (10)	—		—

Total	$—		$2,397,053	(10)

Timothy J. Matteson
Cash severance	$—		$1,392,300	(8)
Acceleration of Restricted Stock Units	—		627,066	(5)
Welfare Benefits	—		55,513	(9)
Automobile (10)	—		—

Total	$—		$2,074,879	(11)

James M. Nigro
Cash severance	$—		$1,392,300	(8)
Acceleration of Restricted Stock Units	—		369,084	(5)
Welfare Benefits	—		55,513	(9)
Automobile (10)	—		—

Total	$—		$1,816,897	(11)

(1)	The figure shows the cumulative amount of cash severance that Mr. Shara would be entitled to under the circumstances presented. The cash severance is payable over a period of 12 months.

(2)	The figure shows the amount of cash severance that Mr. Shara would be entitled to under the circumstances presented. The cash severance amount is payable in a single lump sum.

(3)

This figure shows the total aggregate value of Mr. Shara’s SERP benefits, which are payable to Mr. Shara in 180 equal monthly installments of $12,500 each, commencing at the later of age 65 or termination of employment. The same benefit is payable if Mr. Shara terminates employment due to disability. In the event that Mr. Shara terminates employment due to death, his beneficiary is entitled to payment of the same SERP benefit, but commencing immediately following death. Please see “Pension Plan” above for additional details.

(4)

This figure shows the total aggregate value of Mr. Shara’s Deferred Compensation Agreement, which provides a benefit, payable in 180 monthly installments, commencing at Mr. Shara’s separation from service (or age 65 if later), in an annual amount equal to the greater of $200,000 or the annual amount that could be paid based on his projected deferral account balance at age 65. Please see “Elective Deferral Plan” above for additional details.

(5)

These figures represent, based on the closing market price of the Company’s common stock on the last trading day in 2023 ($14.79 per share), the aggregate value of outstanding restricted stock units awarded to each officer, to the extent the vesting of which would accelerate in the event of the termination of such officer’s employment under the circumstances presented. Note, however, that all such awards vest in full in the event of a “Change in Control Event” as defined, respectively, under the 2018 Equity Plan.

(6)

Mr. Shara has the right to purchase continued coverage under the Company’s group health plan, if permitted by the health plan insurer, for up to three years following termination of employment under the circumstances presented, inclusive of any “COBRA” coverage period.

(7)

This figure represents an estimate of the “tax gross-up” amount Mr. Shara would be entitled to under his employment agreement to the extent that the payments or benefits to which he becomes entitled would be subject to a 20% excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Such estimate is based on a number of assumptions, including that the full value of restricted stock units that vest would be considered a change in control payment for purposes of the excise tax. Facts and circumstances at the time of any change in control transaction and thereafter as well as changes in Mr. Shara’s compensation history preceding such a transaction could materially impact whether and to what extent an excise tax would be imposed and therefore the amount of any potential tax gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 50.1% (composed of a federal tax rate of 37.0%, a New Jersey state tax rate of 10.75% and Medicare tax of 2.35%), and 120% of the Applicable Federal Semi-annual Rate (AFR) as of December 2023 AFR is applicable in determining the value of accelerating the vesting of the SERP benefit for purposes of computing the excise tax. Amounts payable under Mr. Shara’s Deferred Compensation Agreement are not subject to such tax gross-up.

(8)

The cash severance payable under the circumstances presented is equal to two times the individual’s highest aggregate annual salary and bonus compensation for any of the three calendar years preceding a “Change in Control” (as defined in their respective Change in Control Agreements), and is payable in a single lump sum. The figures presented above are based on the respective salary and bonus paid to each individual during 2023.

(9)

Messrs. Splaine, Matteson and Nigro are each entitled to continued medical and hospital insurance, disability insurance and life insurance for the remainder of the applicable “Contract Period” under their respective Change in Control Agreements, which begins on the day immediately preceding a Change in Control and ends on the earlier of (i) the second anniversary of the Change in Control, (ii) the individual’s attainment of age 65, or (iii) the individual’s death. Except for Mr. Schwarz, the figures presented assume that such coverages will continue for two years.

(10)

Messrs. Splaine, Schwarz, Matteson and Nigro each have the right under their respective Change in Control Agreements, in the event of an involuntary termination without cause or a resignation for good reason following a Change in Control, to purchase from the Company the automobile, at book value price, that was provided to him while employed by the Company.

(11)

Payments due each of Messrs. Splaine, Schwarz, Matteson and Nigro under their respective Change in Control Agreements are subject to reduction to the extent necessary to ensure that no portion of the payments they are to receive will be non-deductible by the Company under Code Section 280G or will be subject to an excise tax under Code Section 4999.

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

For the year ended December 31, 2023, our last completed fiscal year:

•	the median of the annual total compensation of all of our Company’s employees, other than our CEO, was $62,774; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this document, was $2,675,569.

Based on this information, for 2023, the ratio of the annual total compensation of Mr. Shara, our CEO, to the median of the annual total compensation of all employees other than our CEO, was 43 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our “median employee” and our CEO, we took the following steps:

1.

We determined that as of December 31, 2023, our employee population consisted of approximately 870 employees, all of whom are located in the U.S. Our employee population consisted of our full-time, part-time and temporary employees.

2.	To identify the “median employee” from our employee population, we compared the W-2 Box 5 earnings of all of our 870 employees.

3.

We identified our median employee using the W-2 Box 5 earnings as our compensation measure, which was consistently applied to all our employees. In making our determination, we annualized the compensation of approximately 123 full-time and part-time employees who were hired by us during 2023 but did not work for us for the entire year.

4.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $62,774.

5.	With respect to the annual total compensation of our CEO, we used the amount reported in the 2023 “Total” column of the Summary Compensation Table included in this document.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Management

The following table shows the beneficial ownership of the Company’s common stock at March 15, 2024 by (i) each of the Company’s directors and nominees, (ii) each of the Company’s Named Executive Officers and (iii) the Company’s current directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Nominees
Bruce D. Bohuny (3)	69,445	0.11%
Mary Ann Deacon (4)	428,095	0.66%
Brian Flynn	46,216	0.07%
Mark J. Fredericks (5)	340,420	0.52%
Brian A. Gragnolati (6)	28,203	0.04%
James E. Hanson II (7)	147,412	0.23%
Janeth C. Hendershot (8)	293,844	0.45%
Lawrence R. Inserra, Jr.	80,872	0.12%
Robert E. McCracken (9)	150,266	0.23%
Robert B. Nicholson, III	205,172	0.31%
Thomas J. Shara (10)	467,028	0.72%
Named Executive Officers (see above for Mr. Shara)
Thomas F. Splaine, Jr. (11)	52,572	0.08%
Ronald E. Schwarz (12)	99,558	0.15%
Timothy J. Matteson (13)	62,305	0.10%
James M. Nigro (14)	56,618	0.09%
All directors and current executive officers as a group (18 persons) (15)	2,622,685	4.03%

(1)

Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by the named person if he or she has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person. Restricted shares may be voted and are included. Shares subject to restricted stock units (“RSUs”) are not outstanding, have no voting rights and are not included in the table except to the extent that the RSUs are vested and the vesting date occurs on or before May 14, 2024.

(2)

For all directors and executive officers as a group, a total of 65,153,661 shares of the Company’s common stock was used in calculating the percentage of the class owned, representing 65,153,661 shares outstanding as of March 15, 2024, plus no RSUs that vest on or before May 14, 2024.

(3)	Includes 11,912 shares held by the Bohuny Family LLC of which Mr. Bohuny is a passive member; 692 shares held by Mr. Bohuny’s spouse; and 1,985 shares held by Mr. Bohuny as custodian for his children.

(4)

Includes 20,435 shares held in the name of Ms. Deacon’s spouse; 263,032 shares held in the name of the Philip Deacon Limited Partnership; 96,177 shares held by the Deacon Homes, Inc. Profit Sharing Plan of which Ms. Deacon is a trustee; 6,400 held in an account over which Ms. Deacon has a power of attorney, 2,702 held in by Deacon Family Foundation, Inc. of which Ms. Deacon is a trustee and 10 shares held by Ms. Deacon as custodian for her grandchild.

(5)

Includes 53,785 shares owned by Mr. Fredericks’ spouse; 14,014 shares owned jointly by Mr. Fredericks and his spouse; 47,212 shares held by Mark J. Fredericks as Trustee for the Fredericks Fuel & Heating Service Profit Sharing Plan; and 23,515 shares held by Fredericks Fuel & Heating Service of which Mark Fredericks is President. Includes 200,000 shares pledged as security for loan obligations.

(6)	Includes 22,353 shares owned jointly by Mr. Gragnolati and his spouse.

(7)

Includes 62,663 shares held by Ledgewood Employees Retirement Plan, 42,338 shares held by The Hampshire Foundation and 11,060 shares held by the Wickshire Financial Corporation in which Mr. Hanson has beneficial interest.

(8)	Includes 30,411 shares owned by the estate of Ms. Hendershot’s father, for which Ms. Hendershot is executor.

(9)	Includes 34 shares owned jointly by Mr. McCracken and his spouse; 5,542 shares held as custodian for his children; 74,925 shares held by REM, LLC of which Mr. McCracken is sole managing member.

(10)

Includes 451,645 shares owned jointly by Mr. Shara and his spouse; 1,904 shares held as custodian for his child; and 752 shares held by a family partnership of which Mr. Shara and his spouse are general partners or trustees. Excludes 173,997 shares subject to RSUs that have not yet vested. See “Outstanding Equity Awards at December 31, 2023” for additional information regarding the RSUs.

(11)	Excludes 59,226 shares subject to RSUs that have not yet vested for Mr. Splaine. See “Outstanding Equity Awards at December 31, 2023” for additional information regarding the RSUs.

(12)	Excludes 63,594 shares subject to RSUs that have not yet vested for Mr. Schwarz. See “Outstanding Equity Awards at December 31, 2023” for additional information regarding the RSUs.

(13)	Excludes 53,484 shares subject to RSUs that have not yet vested for Mr. Matteson. See “Outstanding Equity Awards at December 31, 2023” for additional information regarding the RSUs.

(14)

Includes 56,618 shares owned jointly by Mr. Nigro and his spouse and excludes 45,992 shares subject to RSUs that have not yet vested for Mr. Nigro. See “Outstanding Equity Awards at December 31, 2023” for additional information regarding the RSUs.

(15)	Excludes an aggregate of 500,205 shares subject to RSUs that have not yet vested.

Principal Shareholders

The following table contains information about the beneficial ownership at December 31, 2023 by persons or groups that beneficially own 5% or more of the Company’s common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	7,102,544	(1)	10.9%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas 78746	3,374,129	(2)	5.2%
The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	3,715,855	(3)	5.7%

(1)

Pursuant to a filing made by BlackRock, Inc. with the Securities and Exchange Commission on January 24, 2024, BlackRock, Inc. had sole power to vote or direct the vote with respect to 6,708,502 shares and sole dispositive power with respect to 7,102,544 shares at December 31, 2023.

(2)

Pursuant to a filing made by Dimensional Fund Advisors LP (“Dimensional Fund Advisors”) with the Securities and Exchange Commission on February 9, 2024, Dimensional Fund Advisors has sole power to vote or direct the vote with respect to 3,324,775 shares and sole dispositive power with respect to 3,374,129 shares at December 31, 2023. The filing further states that the securities reported in the filing are owned by various investment companies, trusts and accounts (collectively, the “Funds”), and that Dimensional Fund Advisors disclaims beneficial ownership of such securities.

(3)

Pursuant to a filing made by The Vanguard Group on February 13, 2024. The Vanguard Group has shared power to vote or direct the vote with respect to 43,533 shares and sole dispositive power with respect to 3,618,691 shares and shared dispositive power with respect to 97,164 shares at December 31, 2023.

Item 13. Certain Relationships and Related Transactions

Director Independence

Pursuant to our Nominating and Corporate Governance Guidelines (the “Corporate Governance Guidelines”), the Board of Directors conducts an annual review of director independence. As a result of the review performed in March 2024, the Board has determined, based upon the recommendation of the Nominating and Corporate Committee, that 10 of the 11 members of the Board of Directors, and each member of the Audit, Compensation and Nominating and Corporate Governance Committees, were independent, as affirmatively determined by the Board of Directors consistent with the Nasdaq corporate governance listing rules.

In connection with this review, the Board of Directors considers all relevant facts and circumstances relating to relationships that each director, his or her immediate family members and their respective related interests has with Lakeland Bancorp and its subsidiaries.

Following the review, the Board of Directors determined that Bruce D. Bohuny, Mary Ann Deacon, Brian Flynn, Mark J. Fredericks, Brian A. Gragnolati, James E. Hanson II, Janeth C. Hendershot, Lawrence R. Inserra, Jr, Robert E. McCracken and Robert B. Nicholson, III are independent as defined in the Nasdaq corporate governance listing rules. The Board of Directors has determined that Thomas J. Shara, as an executive and employee of the Company, is not independent.

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

Item 14. Principal Accounting Fees and Services
Relationship with Independent Accountants
The Company’s independent registered public accounting firm for the year ended December 31, 2023 was KPMG LLP, Short Hills, NJ, Auditor Firm ID:185. KPMG has been engaged as the Company’s independent accountants for 2024.
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
The following table sets forth a summary of the fees billed or expected to be billed to the Company by KPMG for professional services rendered for the years ended December 31, 2023 and December 31, 2022.

	Fees for
Fee Category	2023	2022
Audit Fees	$884,000	$1,125,000
Audit-Related Fees	25,000	60,000
Tax Fees	132,235	144,555
All Other Fees	—	69,287
Audit Fees.
Audit fees consist of the aggregate fees billed or expected to be billed to the Company for the audit of the financial statements included in the Company’s Annual Reports on Form
10-K
for the years ended December 31, 2023 and December 31, 2022 and review of the financial statements included in the Company’s Quarterly Reports on Form
10-Q
during 2023 and 2022.
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
Other Matters.
The Company’s Audit Committee has determined that the provision of all services provided by the Company’s principal independent accountants during the years ended December 31, 2023 and December 31, 2022 is compatible with maintaining the independence of the Company’s principal independent accountants.
The Audit Committee maintains a formal policy concerning the pre-approval
of audit and
non-audit
services to be provided by its independent registered public accountants to the Company. The policy requires that all services to be performed by KPMG, including audit services, audit-related services and permitted non-audit
services, be
pre-approved
by the Audit Committee. The Audit Committee has also delegated to the Chair of the Audit Committee the authority to pre-approve
audit and audit-related services between meetings of the Audit Committee, provided the Chair reports any such approvals to the full Audit Committee at its next meeting. Specific services being provided by the independent accountants are regularly reviewed in accordance with the pre-approval policy. At each subsequent Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accountants and management may also present additional services for pre-approval. All of the services provided by KPMG for the years ending December 31, 2023 and 2022 described above were pre-approved by the Audit Committee.

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

LAKELAND BANCORP, INC.

Dated:	March 29, 2024	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer