Form 10-Q
period 2024-03-31
LAKELAND BANCORP INC
filed 2024-04-26
CIK 846901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
As of April 19, 2024, there were 65,154,526 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(dollars in thousands)	(unaudited)
Assets
Cash	$203,186	$293,366
Interest-bearing deposits due from banks	4,433	27,289
Total cash and cash equivalents	207,619	320,655
Investment securities available for sale, at fair value (allowance for credit losses of $0 at March 31, 2024 and December 31, 2023)	914,029	946,282
Investment securities held to maturity (fair value of $681,857 at March 31, 2024 and $702,563 at December 31, 2023 and allowance for credit losses of $146 at March 31, 2024 and December 31, 2023)	827,107	836,377
Equity securities, at fair value	17,646	17,697
Federal Home Loan Bank and other membership bank stock, at cost	52,205	52,517
Loans held for sale	564	664
Loans, net of deferred fees	8,320,424	8,343,861
Less: Allowance for credit losses	76,823	77,163
Total loans, net	8,243,601	8,266,698
Premises and equipment, net	51,783	52,846
Operating lease right-of-use assets	15,009	16,008
Accrued interest receivable	37,968	37,508
Goodwill	271,829	271,829
Other intangible assets	6,623	7,058
Bank owned life insurance	160,587	159,862
Other assets	158,314	152,566
Total Assets	$10,964,884	$11,138,567
Liabilities and Stockholders' Equity
Liabilities
Deposits	$8,500,438	$8,581,238
Federal funds purchased and securities sold under agreements to repurchase	602,956	714,152
Federal Home Loan Bank of New York term borrowings	325,000	325,000
Subordinated debentures	194,814	194,705
Operating lease liabilities	15,820	16,891
Other liabilities	146,426	137,212
Total Liabilities	9,785,454	9,969,198
Stockholders' Equity
Common stock, no par value; authorized 100,000,000 shares; issued 65,285,261 shares and outstanding 65,154,226 shares at March 31, 2024 and issued 65,161,310 shares and outstanding 65,030,275 shares at December 31, 2023	859,712	858,857
Retained earnings	386,319	376,044
Treasury shares, at cost, 131,035 shares at March 31, 2024 and December 31, 2023	(1,452)	(1,452)
Accumulated other comprehensive loss	(65,149)	(64,080)
Total Stockholders' Equity	1,179,430	1,169,369
Total Liabilities and Stockholders' Equity	$10,964,884	$11,138,567
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Interest Income
Loans and fees	$114,680	$100,481
Federal funds sold and interest-bearing deposits with banks	1,102	728
Taxable investment securities and other	11,631	11,554
Tax-exempt investment securities	1,448	1,642
Total Interest Income	128,861	114,405
Interest Expense
Deposits	54,763	29,158
Federal funds purchased and securities sold under agreements to repurchase	5,560	7,222
Other borrowings	5,980	2,100
Total Interest Expense	66,303	38,480
Net Interest Income	62,558	75,925
(Benefit) provision for credit losses	(2,692)	7,893
Net Interest Income after (Benefit) Provision for Credit Losses	65,250	68,032
Noninterest Income
Service charges on deposit accounts	1,959	2,789
Commissions and fees	1,690	1,925
Income on bank owned life insurance	877	776
(Loss) gain on equity securities	(129)	148
Gains on sales of loans held for sale	305	430
Swap income	289	56
Other income	103	141
Total Noninterest Income	5,094	6,265
Noninterest Expense
Compensation and employee benefits	26,874	29,996
Premises and equipment	7,886	7,977
FDIC insurance expense	1,393	963
Data processing expense	1,781	1,862
Merger-related expenses	68	295
Other expenses	6,647	7,512
Total Noninterest Expense	44,649	48,605
Income before provision for income taxes	25,695	25,692
Provision for income taxes	5,900	5,887
Net Income	$19,795	$19,805
Per Share of Common Stock
Basic earnings	$0.30	$0.30
Diluted earnings	$0.30	$0.30
Dividends paid	$0.145	$0.145
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023

Net income	$19,795	$19,805
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale	(963)	7,582
Amortization of gain on debt securities reclassified to held to maturity	(106)	(126)
Other comprehensive (loss) gain	(1,069)	7,456
Total comprehensive income	$18,726	$27,261
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

(in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2023	$855,425	$329,375	$(1,452)	$(74,761)	$1,108,587
Net income	—	19,805	—	—	19,805
Other comprehensive income, net of tax	—	—	—	7,456	7,456
Stock based compensation	1,725	—	—	—	1,725
Retirement of restricted stock	(1,493)	—	—	—	(1,493)
Cash dividends on common stock of $0.145 per share	—	(9,500)	—	—	(9,500)
March 31, 2023	$855,657	$339,680	$(1,452)	$(67,305)	$1,126,580

January 1, 2024	$858,857	$376,044	$(1,452)	$(64,080)	$1,169,369
Net income	—	19,795	—	—	19,795
Other comprehensive loss, net of tax	—	—	—	(1,069)	(1,069)
Stock based compensation	1,635	—	—	—	1,635
Retirement of restricted stock	(780)	—	—	—	(780)
Cash dividends on common stock of $0.145 per share	—	(9,520)	—	—	(9,520)
March 31, 2024	$859,712	$386,319	$(1,452)	$(65,149)	$1,179,430
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$19,795	$19,805
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,136	1,287
Depreciation and amortization	1,509	1,011
Amortization of intangible assets	436	516
Amortization of operating lease right-of-use assets	999	1,032
(Benefit) provision for credit losses	(2,692)	7,893
Loans originated for sale	(13,782)	(10,341)
Proceeds from sales of loans held for sale	14,186	11,307
Loss (gain) on equity securities	129	(148)
Income on bank owned life insurance	(868)	(776)
Gains on proceeds from bank owned life insurance policies	(24)	—
Gains on sales of loans held for sale	(305)	(430)
Gains on other real estate and other repossessed assets	(10)	(4)
Loss on sales of premises and equipment	37	—
Loss on sale of assets	—	41
Stock-based compensation	1,635	1,725
Excess tax (deficiencies) benefits	(242)	138
(Increase) decrease in other assets	(5,542)	22,861
Increase (decrease) in other liabilities	8,214	(19,156)
Net Cash Provided by Operating Activities	24,611	36,761
Cash Flows from Investing Activities:
Proceeds from repayments and maturities of available for sale securities	33,012	28,151
Proceeds from repayments and maturities of held to maturity securities	8,889	19,579
Purchase of held to maturity securities	(700)	—
Purchase of equity securities	(77)	(65)
Death benefit proceeds from bank owned life insurance policy	168	—
Proceeds from redemptions of Federal Home Loan Bank stock	62,863	48,022
Purchases of Federal Home Loan Bank stock	(62,550)	(51,345)
Net decrease (increase) in loans	23,830	(85,085)
Proceeds from sales of other real estate and repossessed assets	10	1,919
Purchases of premises and equipment	(825)	(2,012)
Net Cash Provided by (Used in) Investing Activities	64,620	(40,836)
Cash Flows from Financing Activities:
Net decrease in deposits	(80,772)	(30,471)
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(111,195)	84,531
Retirement of restricted stock	(780)	(1,493)
Dividends paid	(9,520)	(9,500)
Net Cash (Used in) Provided by Financing Activities	(202,267)	43,067
Net (decrease) increase in cash and cash equivalents	(113,036)	38,992
Cash and cash equivalents, beginning of period	320,655	235,950
Cash and cash equivalents, end of period	$207,619	$274,942

Lakeland Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$365	$257
Cash paid during the period for interest	65,050	37,444
Right-of-use assets obtained in exchange for new lease liabilities	—	309
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and Lakeland’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2024 do not necessarily indicate the results that the Company will achieve for all of 2024.
Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
The transaction has been approved by the boards of directors of both companies and, on February 1, 2023, shareholders of each company approved the proposed merger. Provident has received all required regulatory approvals subject to certain conditions and commitments (referred to as the “Regulatory Conditions”). The Regulatory Conditions include, but are not limited to: prior to consummation of the merger, Provident must complete the issuance of $200 million of Tier 2 qualifying subordinated debt; for three years following consummation of the merger, Provident Bank must maintain regulatory capital ratios at or above 8.50% for Tier 1 Leverage Capital and 11.25% for Total Risk Based Capital; and Provident Bank must maintain its commercial real estate concentrations (as a percent of capital and reserves) at levels at or below those forecasted in the pro forma financial projections that Provident Bank submitted to the FDIC. The merger is expected to be consummated during the second quarter of 2024.
The Company incurred merger-related expenses on the anticipated transaction with Provident of $68,000 during the first quarter of 2024 compared to $295,000 for the first quarter of 2023.

Note 3 – Earnings Per Share
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income available to common shareholders	$19,795	$19,805
Less: earnings allocated to participating securities	187	196
Net income allocated to common shareholders	$19,608	$19,609
Weighted average number of common shares outstanding - basic	65,135	64,966
Share-based plans	189	262
Weighted average number of common shares outstanding - diluted	65,324	65,228
Basic earnings per share	$0.30	$0.30
Diluted earnings per share	$0.30	$0.30
There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2024 and 2023.

Note 4 – Investment Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's available for sale securities are as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$324,367	$92	$(19,570)	$—	$304,889
Mortgage-backed securities, residential	314,413	12	(36,346)	—	278,079
Collateralized mortgage obligations, residential	146,080	—	(13,874)	—	132,206
Mortgage-backed securities, multifamily	851	—	(184)	—	667
Collateralized mortgage obligations, multifamily	45,806	—	(4,033)	—	41,773
Asset-backed securities	41,313	8	(412)	—	40,909
Obligations of states and political subdivisions	19,013	—	(605)	—	18,408
Corporate bonds	112,490	1	(15,393)	—	97,098
Total	$1,004,333	$113	$(90,417)	$—	$914,029

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and U.S. government agencies	$339,364	$99	$(19,694)	$—	$319,769
Mortgage-backed securities, residential	320,947	16	(34,546)	—	286,417
Collateralized mortgage obligations, residential	150,726	—	(13,656)	—	137,070
Mortgage-backed securities, multifamily	856	—	(180)	—	676
Collateralized mortgage obligations, multifamily	46,541	—	(4,045)	—	42,496
Asset-backed securities	44,561	—	(868)	—	43,693
Obligations of states and political subdivisions	19,699	—	(571)	—	19,128
Corporate bonds	112,544	—	(15,511)	—	97,033
Total	$1,035,238	$115	$(89,071)	$—	$946,282
The amortized cost, gross unrealized gains and losses, allowance for credit losses and the fair value of the Company's held to maturity investment securities are as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$10,270	$6	$(499)	$—	$9,777
Mortgage-backed securities, residential	326,731	5	(57,889)	—	268,847
Collateralized mortgage obligations, residential	12,079	—	(2,878)	—	9,201
Mortgage-backed securities, multifamily	4,126	—	(677)	—	3,449
Obligations of states and political subdivisions	471,047	25	(82,520)	(25)	388,527
Corporate bonds	3,000	—	(823)	(121)	2,056
Total	$827,253	$36	$(145,286)	$(146)	$681,857

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. government agencies	$10,406	$7	$(499)	$—	$9,914
Mortgage-backed securities, residential	332,509	82	(52,165)	—	280,426
Collateralized mortgage obligations, residential	12,243	—	(2,796)	—	9,447
Mortgage-backed securities, multifamily	4,145	—	(651)	—	3,494
Obligations of states and political subdivisions	474,220	43	(77,379)	(25)	396,859
Corporate bonds	3,000	—	(456)	(121)	2,423
Total	$836,523	$132	$(133,946)	$(146)	$702,563
The following table lists contractual maturities of investment securities classified as available for sale and held to maturity as of March 31, 2024. Mortgage-backed and asset-backed securities are not shown by maturity because expected maturities may differ from contractual maturities due to underlying loan prepayments of the issuer. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$151,972	$148,067	$25,668	$25,508
Due after one year through five years	143,867	132,305	32,891	30,830
Due after five years through ten years	106,678	92,296	111,040	94,807
Due after ten years	53,353	47,727	314,718	249,215
	455,870	420,395	484,317	400,360
Mortgage-backed and asset-backed securities	548,463	493,634	342,936	281,497
Total	$1,004,333	$914,029	$827,253	$681,857
During the first quarter of 2023, there were no sales of available for sale securities. In the first quarter of 2024, the Company sold its subordinated debt securities of Signature Bank that it had previously charged off. It recorded a recovery of $2.9 million. Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
Securities with a carrying value of approximately $1.66 billion and $1.57 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, expand secured borrowing capacity and for other purposes required by applicable laws and regulations.

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

March 31, 2024	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$3,515	$7	$290,930	$19,563	57	$294,445	$19,570
Mortgage-backed securities, residential	212	1	276,555	36,345	130	276,767	36,346
Collateralized mortgage obligations, residential	—	—	132,206	13,874	100	132,206	13,874
Mortgage-backed securities, multifamily	—	—	667	184	1	667	184
Collateralized mortgage obligations, multifamily	—	—	41,773	4,033	18	41,773	4,033
Asset-backed securities	1,532	—	32,814	412	14	34,346	412
Obligations of states and political subdivisions	2,288	6	15,570	599	39	17,858	605
Corporate bonds	—	—	94,097	15,393	45	94,097	15,393
Total	$7,547	$14	$884,612	$90,403	404	$892,159	$90,417
Held to Maturity
U.S. government agencies	$—	$—	$8,913	$499	3	$8,913	$499
Mortgage-backed securities, residential	5,208	8	263,239	57,881	184	268,447	57,889
Collateralized mortgage obligations, residential	—	—	9,201	2,878	10	9,201	2,878
Mortgage-backed securities, multifamily	—	—	3,449	677	3	3,449	677
Obligations of states and political subdivisions	4,193	16	371,272	82,504	337	375,465	82,520
Corporate bonds	—	—	2,177	823	1	2,177	823
Total	$9,401	$24	$658,251	$145,262	538	$667,652	$145,286

December 31, 2023	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury and U.S. government agencies	$2,587	$—	$308,315	$19,694	59	$310,902	$19,694
Mortgage-backed securities, residential	10	—	284,803	34,546	129	284,813	34,546
Collateralized mortgage obligations, residential	—	—	137,070	13,656	100	137,070	13,656
Mortgage-backed securities, multifamily	—	—	676	180	1	676	180
Collateralized mortgage obligations, multifamily	—	—	42,496	4,045	20	42,496	4,045
Asset-backed securities	2,694	25	40,999	843	16	43,693	868
Obligations of states and political subdivisions	270	—	16,353	571	36	16,623	571
Corporate bonds	—	—	97,033	15,511	46	97,033	15,511
Total	$5,561	$25	$927,745	$89,046	407	$933,306	$89,071
Held to Maturity
U.S. government agencies	$—	$—	$8,956	$499	3	$8,956	$499
Mortgage-backed securities, residential	285	2	274,528	52,163	183	274,813	52,165
Collateralized mortgage obligations, residential	—	—	9,447	2,796	11	9,447	2,796
Mortgage-backed securities, multifamily	—	—	3,494	651	3	3,494	651
Obligations of states and political subdivisions	3,691	2	380,787	77,377	341	384,478	77,379
Corporate bonds	—	—	2,544	456	1	2,544	456
Total	$3,976	$4	$679,756	$133,942	542	$683,732	$133,946
For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, adverse changes to the rating of the security by a rating agency, a security's market yield as compared to similar securities and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. In the first quarter of 2023, the Company recorded a provision and a subsequent charge-off of $6.6 million in subordinated debt securities of Signature Bank, which failed in March 2023. In the first quarter of 2024, the Company recorded a $2.9 million recovery on the subordinated debt securities of Signature Bank.

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
The tables below indicate the credit profile of the Company's held to maturity investment securities at amortized cost:

March 31, 2024	AAA	AA	A	BB	Not Rated	Total
(in thousands)
U.S. government agencies	$10,270	$—	$—	$—	$—	$10,270
Mortgage-backed securities, residential	326,731	—	—	—	—	326,731
Collateralized mortgage obligations, residential	12,079	—	—	—	—	12,079
Mortgage-backed securities, multifamily	4,126	—	—	—	—	4,126
Obligations of states and political subdivisions	151,638	306,444	—	—	12,965	471,047
Corporate bonds	—	—	—	3,000	—	3,000
Total	$504,844	$306,444	$—	$3,000	$12,965	$827,253

December 31, 2023	AAA	AA	A	BB	Not Rated	Total
(in thousands)
U.S. government agencies	$10,406	$—	$—	$—	$—	$10,406
Mortgage-backed securities, residential	332,509	—	—	—	—	332,509
Collateralized mortgage obligations, residential	12,243	—	—	—	—	12,243
Mortgage-backed securities, multifamily	4,145	—	—	—	—	4,145
Obligations of states and political subdivisions	152,167	309,788	—	—	12,265	474,220
Corporate bonds	—	—	—	3,000	—	3,000
Total	$511,470	$309,788	$—	$3,000	$12,265	$836,523
Equity securities at fair value
The Company has an equity securities portfolio, which primarily consists of investments in Community Reinvestment funds. The fair value of the equity portfolio was $17.6 million and $17.7 million at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, there were no sales of equity securities or Community Reinvestment funds. The Company recorded fair value losses on equity securities of $129,000 for the first quarter of 2024 and fair value gains of $148,000 for the first quarter of 2023. Fair value gain or loss on equity securities are recorded in noninterest income.
As of March 31, 2024, the Company's investments in Community Reinvestment funds include $7.8 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government, there are minimal changes in fair value between accounting periods. These funds can be redeemed with 60 days' notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2024, the net amortized cost equaled the fair value of the investment. There are no unfunded commitments related to these investments.

The Community Reinvestment funds also included $9.8 million of investment in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development as of March 31, 2024. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

Note 5 – Loans
The following sets forth the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2024	December 31, 2023
Non-owner occupied commercial	$2,973,652	$2,987,959
Owner occupied commercial	1,264,061	1,283,221
Multifamily	1,405,399	1,408,905
Non-owner occupied residential	202,014	213,986
Commercial, industrial and other	642,151	638,894
Construction	317,253	302,745
Equipment finance	178,157	179,171
Residential mortgage	997,569	985,768
Home equity and consumer	340,168	343,212
Total	$8,320,424	$8,343,861
Loans are recorded at amortized cost, which includes principal balance and net deferred loan fees and costs. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the Consolidated Balance Sheets and totaled $29.5 million at March 31, 2024 and $29.1 million at December 31, 2023. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. Net deferred loan fees are included in loans by respective segment and totaled $2.5 million at March 31, 2024 and $1.8 million at December 31, 2023.
Consumer loans included overdraft deposit balances of $459,000 and $619,000, at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Company had $4.64 billion and $4.58 billion of loans pledged for potential borrowings at the Federal Home Loan Bank of New York ("FHLB"), respectively.

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

The following table presents the risk category of loans by class of loan and vintage as of March 31, 2024.

	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$21,283	$314,967	$621,297	$366,130	$484,530	$1,019,546	$18,135	303	$2,846,191
Watch	—	—	3,946	—	12,129	50,573	—	—	66,648
Special mention	—	3,494	—	—	—	27,084	—	—	30,578
Substandard	—	—	—	—	—	29,914	321	—	30,235
Total	21,283	318,461	625,243	366,130	496,659	1,127,117	18,456	303	2,973,652
Owner occupied commercial
Pass	15,707	58,590	335,849	162,969	148,880	391,368	8,535	—	1,121,898
Watch	—	—	—	3,769	3,052	52,826	41	—	59,688
Special mention	—	—	548	2,507	—	6,605	300	—	9,960
Substandard	—	—	960	43,341	19,854	8,360	—	—	72,515
Total	15,707	58,590	337,357	212,586	171,786	459,159	8,876	—	1,264,061
Multifamily
Pass	18,453	142,805	297,810	259,825	243,041	392,509	3,936	—	1,358,379
Watch	—	—	6,263	2,477	14,288	10,255	—	—	33,283
Special mention	—	—	—	—	555	11,611	—	—	12,166
Substandard	—	—	—	1,073	—	498	—	—	1,571
Total	18,453	142,805	304,073	263,375	257,884	414,873	3,936	—	1,405,399
Non-owner occupied residential
Pass	3,810	12,717	35,957	27,107	19,217	90,081	5,552	23	194,464
Watch	—	—	—	—	—	2,443	75	—	2,518
Special mention	—	—	2,102	—	—	1,161	—	—	3,263
Substandard	—	—	—	—	—	1,769	—	—	1,769
Total	3,810	12,717	38,059	27,107	19,217	95,454	5,627	23	202,014
Commercial, industrial and other
Pass	4,913	20,668	37,220	33,002	14,374	66,749	422,265	386	599,577
Watch	279	2,848	179	6,695	1,275	1,094	22,581	—	34,951
Special mention	—	404	1,657	722	38	246	3,527	—	6,594
Substandard	—	—	—	542	23	349	115	—	1,029
Total	5,192	23,920	39,056	40,961	15,710	68,438	448,488	386	642,151
Construction
Pass	7,704	57,258	159,684	62,976	2,706	8,809	2,817	—	301,954
Watch	—	2,499	1,104	—	—	—	—	—	3,603
Special mention	—	—	—	11,696	—	—	—	—	11,696
Substandard	—	—	—	—	—	—	—	—	—
Total	7,704	59,757	160,788	74,672	2,706	8,809	2,817	—	317,253
Current YTD period:
Gross charge-offs	—	—	—	—	—	564	—	—	564
Equipment finance
Pass	14,817	76,086	52,159	20,549	8,955	4,123	—	—	176,689
Substandard	—	70	877	380	50	91	—	—	1,468
Total	14,817	76,156	53,036	20,929	9,005	4,214	—	—	178,157

	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Revolving to Term	Total

Residential mortgage
Pass	25,164	268,808	310,079	155,979	98,625	136,182	—	—	994,837
Substandard	—	—	—	1,163	417	1,152	—	—	2,732
Total	25,164	268,808	310,079	157,142	99,042	137,334	—	—	997,569
Consumer
Pass	3,548	24,618	39,872	27,283	6,832	20,921	215,543	346	338,963
Substandard	—	—	—	9	—	1,157	39	—	1,205
Total	3,548	24,618	39,872	27,292	6,832	22,078	215,582	346	340,168
Current YTD period:
Gross charge-offs	21	21	—	—	—	11	—	—	53

Total loans	$115,678	$985,832	$1,907,563	$1,190,194	$1,078,841	$2,337,476	$703,782	$1,058	$8,320,424
Current YTD period:
Gross charge-offs	$21	$21	$—	$—	$—	$575	$—	$—	$617

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Non-owner occupied commercial
Pass	$315,447	$611,051	$371,828	$489,642	$266,172	$793,791	$16,498	—	$2,864,429
Watch	2,512	3,237	—	7,328	—	49,126	—	—	62,203
Special mention	—	740	—	4,886	2,977	25,104	—	—	33,707
Substandard	—	—	—	—	—	27,325	295	—	27,620
Total	317,959	615,028	371,828	501,856	269,149	895,346	16,793	—	2,987,959
Owner occupied commercial
Pass	58,328	342,669	187,089	150,210	68,978	334,536	9,315	—	1,151,125
Watch	—	—	23,554	1,673	23,288	33,480	644	—	82,639
Special mention	—	556	3,512	1,403	1,646	5,262	—	960	13,339
Substandard	—	—	8,643	19,847	1,836	5,792	—	—	36,118
Total	58,328	343,225	222,798	173,133	95,748	379,070	9,959	960	1,283,221
Multifamily
Pass	143,030	300,128	263,154	250,089	63,413	328,095	5,496	—	1,353,405
Watch	—	1,383	8	29,538	3,783	6,509	—	—	41,221
Special mention	—	—	—	—	—	11,682	—	—	11,682
Substandard	—	—	1,095	—	—	1,502	—	—	2,597
Total	143,030	301,511	264,257	279,627	67,196	347,788	5,496	—	1,408,905
Non-owner occupied residential
Pass	14,720	36,596	27,974	19,708	23,560	75,250	6,261	—	204,069
Watch	—	2,117	—	—	—	3,499	75	—	5,691
Special mention	—	—	—	—	494	1,683	—	—	2,177
Substandard	—	—	—	—	531	1,518	—	—	2,049
Total	14,720	38,713	27,974	19,708	24,585	81,950	6,336	—	213,986
Commercial, industrial and other
Pass	19,628	38,783	41,152	20,639	24,297	43,755	415,925	557	604,736
Watch	4,137	1,558	878	49	272	1,129	16,771	1,875	26,669
Special mention	90	—	—	—	1	1,219	625	—	1,935
Substandard	—	375	820	29	126	325	3,879	—	5,554
Total	23,855	40,716	42,850	20,717	24,696	46,428	437,200	2,432	638,894
Current YTD period:
Gross charge-offs	—	—	13	—	—	14	—	—	27
Construction
Pass	46,970	145,072	60,681	2,688	4,912	3,999	8,079	3,039	275,440
Watch	2,337	1,101	10,512	—	—	—	657	—	14,607
Substandard	—	—	—	—	—	12,698	—	—	12,698
Total	49,307	146,173	71,193	2,688	4,912	16,697	8,736	3,039	302,745
Current YTD period:
Gross charge-offs	—	13	—	—	—	—	—	—	13
Equipment finance
Pass	80,831	56,719	23,839	10,917	5,742	605	—	—	178,653
Substandard	76	219	126	32	65	—	—	—	518
Total	80,907	56,938	23,965	10,949	5,807	605	—	—	179,171
Current YTD period:
Gross charge-offs	29	44	194	—	31	9	—	—	307

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Revolving to Term	Total
Residential mortgage
Pass	270,695	312,166	157,716	100,900	33,022	108,868	—	—	983,367
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,176	424	454	347	—	—	2,401
Total	270,695	312,166	158,892	101,324	33,476	109,215	—	—	985,768
Current YTD period:
Gross charge-offs	—	128	—	—	—	—	—	—	128
Consumer
Pass	25,790	40,640	27,989	7,117	3,445	18,865	218,035	99	341,980
Substandard	—	—	—	—	—	1,196	—	36	1,232
Total	25,790	40,640	27,989	7,117	3,445	20,061	218,035	135	343,212
Current YTD period:
Gross charge-offs	237	6	23	7	1	20	—	—	294
Total loans	$984,591	$1,895,110	$1,211,746	$1,117,119	$529,014	$1,897,160	$702,555	$6,566	$8,343,861
Current YTD period:
Gross charge-offs	$266	$191	$230	$7	$32	$43	$—	$—	$769

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
The following tables present the payment status of the recorded investment in past due loans as of the periods noted, by class of loans.

March 31, 2024		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,973,184	$256	$—	$212	$468	$2,973,652
Owner occupied commercial	1,256,517	352	423	6,769	7,544	1,264,061
Multifamily	1,404,901	405	—	93	498	1,405,399
Non-owner occupied residential	201,040	457	—	517	974	202,014
Commercial, industrial and other	641,850	—	1	300	301	642,151
Construction	317,253	—	—	—	—	317,253
Equipment finance	176,169	1,254	77	657	1,988	178,157
Residential mortgage	988,884	5,734	2,010	941	8,685	997,569
Consumer	338,579	1,135	17	437	1,589	340,168
Total	$8,298,377	$9,593	$2,528	$9,926	$22,047	$8,320,424

December 31, 2023		Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	Greater than 89 days	Total	Total Loans
Non-owner occupied commercial	$2,987,738	$—	$—	$221	$221	$2,987,959
Owner occupied commercial	1,276,251	405	—	6,565	6,970	1,283,221
Multifamily	1,407,309	1,503	93	—	1,596	1,408,905
Non-owner occupied residential	213,324	662	—	—	662	213,986
Commercial, industrial and other	638,493	—	—	401	401	638,894
Construction	290,047	—	12,698	—	12,698	302,745
Equipment finance	177,657	249	928	337	1,514	179,171
Residential mortgage	975,408	7,469	1,660	1,231	10,360	985,768
Consumer	341,827	662	231	492	1,385	343,212
Total	$8,308,054	$10,950	$15,610	$9,247	$35,807	$8,343,861

The following tables present information on non-accrual loans at March 31, 2024 and December 31, 2023:

March 31, 2024
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$745	$—	$—	$—
Owner occupied commercial	7,018	—	—	6,703
Multifamily	1,167	—	—	1,073
Non-owner occupied residential	517	—	—	517
Commercial, industrial and other	323	—	—	—
Construction	—	—	—	—
Equipment finance	1,147	—	—	—
Residential mortgage	2,732	—	—	—
Consumer	1,204	—	—	—
Total	$14,853	$—	$—	$8,293

December 31, 2023
(in thousands)	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 89 days Past due but still accruing	Amortized Cost Basis of Non-accrual Loans without Related Allowance
Non-owner occupied commercial	$769	$—	$—	$—
Owner occupied commercial	6,849	—	—	6,630
Multifamily	1,096	—	—	1,095
Non-owner occupied residential	—	—	—	—
Commercial, industrial and other	401	—	—	—
Construction	12,698	—	—	12,698
Equipment finance	518	—	—	—
Residential mortgage	2,400	—	—	—
Consumer	1,232	—	—	—
Total	$25,963	$—	$—	$20,423
At March 31, 2024 and December 31, 2023, there were no loans that were past due more than 89 days and still accruing. The Company had $659,000 and $621,000 in residential mortgages and consumer loans included in non-accrual and that were in the process of foreclosure at March 31, 2024 and December 31, 2023, respectively.
Purchased Credit Deteriorated ("PCD") Loans
The following summarizes the PCD loans acquired in the 1st Constitution acquisition as of the closing date, January 6, 2022.

(in thousands)	PCD Loans
Gross amortized cost basis	$140,300
Interest component of expected cash flows (accretable difference)	(3,792)
Allowance for credit losses on PCD loans	(12,077)
Net PCD loans	$124,431
    At March 31, 2024, net PCD loans acquired from 1st Constitution totaled $68.4 million.

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
During the three months ended March 31, 2024 and for three months ended March 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. At December 31, 2023, there were no loans that were modified that met the definition of a modification to a debtor experiencing financial difficulty.

Note 6 - Allowance for Credit Losses
The Company measures expected credit losses for financial assets measured at amortized cost, including loans, investments and certain off-balance-sheet credit exposures in accordance with ASU 2016-13. See Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of the Company's methodology.
Under the standard, the Company's methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At March 31, 2024, loans totaling $8.24 billion were evaluated collectively and the allowance on these balances totaled $74.5 million and loans totaling $77.3 million were evaluated on an individual basis with the specific allocations of the allowance for credit losses totaling $2.3 million. Loans evaluated on an individual basis include $68.7 million in PCD loans, which had a specific allowance for credit losses of $2.3 million. The Company made the election to exclude accrued interest receivable from the estimate of credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of the period	$77,163	$70,264
Charge-offs	(617)	(139)
Recoveries	38	65
Net charge-offs	(579)	(74)
Provision for credit loss - loans	239	1,213
Balance at end of the period	$76,823	$71,403
The decrease in the provision for credit losses on loans for the first quarter of 2024 compared to the first quarter of 2023 included the impact of a decrease in loans outstanding and an improvement in macroeconomic factors.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three months ended 2024 and 2023:

(in thousands)	Balance at December 31, 2023	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at March 31, 2024
Non-owner occupied commercial	$24,319	$—	$—	$(831)	$23,488
Owner occupied commercial	6,387	—	—	(137)	6,250
Multifamily	9,746	—	—	518	10,264
Non-owner occupied residential	2,400	—	—	(158)	2,242
Commercial, industrial and other	9,044	—	20	(682)	8,382
Construction	2,246	(564)	—	1,819	3,501
Equipment finance	7,521	—	—	(612)	6,909
Residential mortgage	10,386	—	—	18	10,404
Consumer	5,114	(53)	18	304	5,383
Total	$77,163	$(617)	$38	$239	$76,823

(in thousands)	Balance at December 31, 2022	Charge-offs	Recoveries	Provision (Benefit) for Credit Loss	Balance at March 31, 2023
Non owner occupied commercial	$23,462	$—	$—	$819	$24,281
Owner occupied commercial	6,696	—	—	(638)	6,058
Multifamily	9,425	—	—	(415)	9,010
Non owner occupied residential	2,643	—	—	(50)	2,593
Commercial, industrial and other	8,836	—	35	(760)	8,111
Construction	2,968	—	—	137	3,105
Equipment finance	3,445	(61)	15	1,049	4,448
Residential mortgage	8,041	—	—	903	8,944
Consumer	4,748	(78)	15	168	4,853
Total	$70,264	$(139)	$65	$1,213	$71,403

The following tables present the recorded investment in loans by portfolio segment and the related allowance for credit losses at March 31, 2024 and December 31, 2023:

March 31, 2024	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,945,935	$27,717	$2,973,652	$549	$22,939	$23,488
Owner occupied commercial	6,474	1,227,477	30,110	1,264,061	859	5,391	6,250
Multifamily	1,073	1,398,737	5,589	1,405,399	5	10,259	10,264
Non-owner occupied residential	1,039	199,986	989	202,014	10	2,232	2,242
Commercial, industrial and other	—	638,432	3,719	642,151	781	7,601	8,382
Construction	—	317,253	—	317,253	—	3,501	3,501
Equipment finance	—	178,157	—	178,157	—	6,909	6,909
Residential mortgage	—	997,202	367	997,569	43	10,361	10,404
Consumer	—	339,964	204	340,168	69	5,314	5,383
Total loans	$8,586	$8,243,143	$68,695	$8,320,424	$2,316	$74,507	$76,823

December 31, 2023	Loans				Allowance for Credit Losses
(in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Non-owner occupied commercial	$—	$2,959,469	$28,490	2,987,959	$557	$23,762	$24,319
Owner occupied commercial	6,474	1,246,243	30,504	1,283,221	893	5,494	6,387
Multifamily	1,095	1,402,174	5,636	1,408,905	6	9,740	9,746
Non-owner occupied residential	522	212,460	1,004	213,986	14	2,386	2,400
Commercial, industrial and other	—	635,285	3,609	638,894	686	8,358	9,044
Construction	12,698	290,047	—	302,745	—	2,246	2,246
Equipment finance	—	179,171	—	179,171	—	7,521	7,521
Residential mortgage	—	985,398	370	985,768	56	10,330	10,386
Consumer	—	343,006	206	343,212	69	5,045	5,114
Total loans	$20,789	$8,253,253	$69,819	$8,343,861	$2,281	$74,882	$77,163
Allowance for Credit Losses - Securities
At March 31, 2024 and December 31, 2023, the balance of the allowance for credit loss on available for sale and held to maturity securities was $0 and $146,000, respectively.

The allowance for credit losses on securities is summarized in the following tables:

Available for Sale	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of the period	$—	$310
Charge-offs	—	(6,640)
Recoveries	2,860	—
Net recoveries (charge-offs )	2,860	(6,640)
(Benefit) provision for credit loss expense	(2,860)	6,490
Balance at end of the period	$—	$160

Held to Maturity	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of the period	$146	$107
(Benefit) provision for credit loss expense	—	50
Balance at end of the period	$146	$157

The provision for credit loss expense for available for sale securities changed from $6.5 million for the three months ended March 31, 2023 to a benefit of $2.9 million for the three months ended March 31, 2024 as a result of a $6.6 million provision and subsequent charge-off of subordinated debt securities of Signature Bank which failed in March 2023 and a subsequent sale and recovery of the Signature Bank subordinated debt securities in March 2024.
Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $8.2 million at March 31, 2024 and $8.1 million at December 31, 2023. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At March 31, 2024 and December 31, 2023, the balance of the allowance for credit losses for off-balance sheet exposures was $2.4 million and $2.5 million, respectively. For the three months ended March 31, 2024 and three months ended March 31, 2023, the Company recorded a benefit for credit losses on off-balance-sheet exposures of $72,000 and a provision for credit losses on off-balance sheet exposures of $140,000, respectively.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. Portions of certain properties are subleased for terms extending through 2025. At March 31, 2024, the Company had lease liabilities totaling $15.8 million and right-of-use assets totaling $15.0 million related to these leases. At December 31, 2023, the Company had lease liabilities totaling $16.9 million and right-of-use assets totaling $16.0 million. The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The Company uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

At March 31, 2024, the weighted average remaining lease term for operating leases was 8.24 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.27%. At December 31, 2023, the weighted average remaining lease term for operating leases was 8.18 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.24%.
As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Lease costs were as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$1,127	$1,190
Short-term lease cost	—	—
Variable lease cost	14	15
Sublease income	(26)	(32)
Net lease cost	$1,115	$1,173
The table below presents other information on the Company's operating leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,071	$1,113
Right-of-use assets obtained in exchange for new operating lease liabilities	—	309
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2024 or March 31, 2023. At March 31, 2024, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2024 are as follows:

(in thousands)
Within one year	$4,030
After one year but within three years	5,771
After three years but within five years	3,096
After five years	5,381
Total undiscounted cash flows	18,278
Discount on cash flows	(2,458)
Total operating lease liabilities	$15,820

Note 8 - Deposits
    The following table sets forth the details of total deposits:

(dollars in thousands)	March 31, 2024		December 31, 2023

Noninterest-bearing demand	$1,679,033	19.8%	$1,781,619	20.8%
Interest-bearing checking	3,092,054	36.4%	3,117,358	36.3%
Money market	1,039,553	12.2%	1,033,436	12.0%
Savings	659,027	7.8%	681,377	8.0%
Certificates of deposit under $250 thousand	1,496,741	17.5%	1,444,640	16.8%
Certificates of deposit $250 thousand and over	534,030	6.3%	522,808	6.1%
Total deposits	$8,500,438	100.0%	$8,581,238	100.0%
At March 31, 2024 and December 31, 2023, certificates of deposit obtained through brokers totaled $120.0 million and $160.0 million, respectively. Brokered deposits are included in the table above as certificates of deposit under $250,000.
Note 9 – Borrowings
Overnight and Short-Term Borrowings
At March 31, 2024, the Company had $575.0 million overnight and short-term borrowings from the FHLB and $600.0 million at December 31, 2023. At March 31, 2024, Lakeland had overnight and short-term federal funds lines available to borrow up to $250.0 million from correspondent banks. Lakeland had no overnight borrowings from correspondent banks at March 31, 2024 and $89.4 million in overnight or short-term borrowings from correspondent banks at December 31, 2023. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the fair value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2024 or December 31, 2023.
Also included in the balances at March 31, 2024 and December 31, 2023 were short-term securities sold under agreements to repurchase of $28.0 million and $24.8 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. As of March 31, 2024, the Company had $20.7 million of mortgage-backed securities and $14.2 million of collateralized mortgage obligations pledged for its securities sold under agreements to repurchase.
At times, the fair values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.
FHLB Advances
At March 31, 2024 and December 31, 2023, the Company had advances from the FHLB, which totaled $325.0 million, with a weighted average rate of 4.71%. These advances are collateralized by first mortgage loans and have prepayment penalties. The schedule of maturities of advances at March 31, 2024 is as follows:

(in thousands)
Within one year	$25,000
After one but within two years	—
After two years but within three years	—
After three years but within four years	300,000
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

Restricted Stock
The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2024	18,520	$17.95
Granted	—	—
Vested	(18,520)	17.95
Outstanding, March 31, 2024	—	$—
The Company did not grant any restricted stock in the first quarter of 2024. In the first three months of 2023, the Company granted 18,520 shares of restricted stock to non-employee directors at a grant date fair value of $17.95 per share. The restricted stock vested one year from the date it was granted with a compensation expense of $332,000 over such period.
The Company recognized share-based compensation expense on its restricted stock of $0 and $83,000 for the first quarter of 2024 and 2023, respectively. As of March 31, 2024, there was no unrecognized compensation cost related to unvested restricted stock.
Restricted Stock Units
The following is a summary of the Company’s RSU activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2024	575,518	$18.38
Granted	345,661	12.46
Vested	(203,931)	16.57
Forfeited	(1,065)	17.84
Outstanding, March 31, 2024	716,183	$16.04
In the first three months of 2024, the Company granted 345,661 RSUs under the Plan at a weighted average grant date fair value of $12.46 per share. These units vest within a range of 2 to 3 years. A portion of these RSUs will vest subject to certain performance conditions in the applicable RSU agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these RSUs is expected to average approximately $1.4 million per year over a three-year period. In the first three months of 2023, the Company granted 269,070 RSUs under the Plan at a weighted average grant date fair value of $19.15 per share. Compensation expense on these RSUs is expected to average approximately $1.7 million per year over a three-year period.
For the first quarter of 2024 and 2023, the Company recognized share-based compensation expense on RSUs of $1.6 million and $1.6 million, respectively. Unrecognized compensation expense related to RSUs was approximately $7.4 million as of March 31, 2024, and that cost is expected to be recognized over a period of 1.66 years.
Stock Options
At March 31, 2024 and December 31, 2023, there were no stock options outstanding under the Plan. There were no stock option grants during the first three months of 2024 or 2023, respectively. There were no stock options exercised during the first three months of 2024 or 2023.

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

The following table sets forth the components of noninterest income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Deposit-Related Fees and Charges
Debit card interchange income	$672	$1,610
Overdraft charges	900	840
ATM service charges	170	178
Demand deposit fees and charges	192	139
Savings service charges	25	22
Total deposit-related fees and charges	1,959	2,789
Commissions and fees
Loan fees	431	547
Wire transfer charges	440	432
Investment services income	289	429
Merchant fees	303	291
Commissions from sales of checks	90	88
Safe deposit income	105	103
Other income	26	31
Total commissions and fees	1,684	1,921
Gains on sales of loans held for sale	305	430
Other income
Gains on customer swap transactions	289	56
Title insurance income	—	19
Other income	100	133
Total other income	389	208
Revenue not from contracts with customers	757	917
Total Noninterest Income	$5,094	$6,265
Timing of Revenue Recognition:
Products and services transferred at a point in time	4,337	5,348
Revenue not from contracts with customers	757	917
Total Noninterest Income	$5,094	$6,265
Note 12 - Other Operating Expenses
The following table presents the major components of other operating expenses for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Consulting and advisory board fees	$825	$1,001
ATM and debit card expense	718	724
Telecommunications expense	572	657
Marketing expense	484	511
Intangible asset amortization	436	516
Other real estate owned and other repossessed assets expense	22	—
Other operating expenses	3,590	4,103
Total other operating expenses	$6,647	$7,512

Note 13 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(in thousands)	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized (losses) gains on available for sale securities arising during the period	$(1,348)	$385	$(963)	$10,298	$(2,716)	$7,582
Amortization of gain on debt securities reclassified to held to maturity from available for sale	(145)	39	(106)	(172)	46	(126)
Other comprehensive (loss) income, net	$(1,493)	$424	$(1,069)	$10,126	$(2,670)	$7,456

	For the Three Months Ended March 31, 2024
(in thousands)	Unrealized Losses on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(65,570)	$1,490	$(64,080)
Net current period other comprehensive loss	(963)	(106)	(1,069)
Ending balance	$(66,533)	$1,384	$(65,149)

	For the Three Months Ended March 31, 2023
(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Amortization of Gain on Debt Securities Reclassified to Held to Maturity	Total
Beginning balance	$(76,729)	$1,968	$(74,761)
Net current period other comprehensive gain	7,582	(126)	7,456
Ending balance	$(69,147)	$1,842	$(67,305)

Note 14 – Derivatives
Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third-party financial institution, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had no investment securities available for sale pledged for collateral on its interest rate swaps with financial institutions at March 31, 2024 and December 31, 2023.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2024	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$1,002,032	6.4	3.90%	1 Mo. SOFR + 1.98	$95,366
Customer interest rate swaps	247,694	4.5	6.46%	1 Mo. SOFR + 2.14	2,371
Classified in Other Liabilities:
Customer interest rate swaps	$1,002,032	6.4	3.90%	1 Mo. SOFR + 1.98	$(95,370)
Third Party interest rate swaps	247,694	4.5	6.46%	1 Mo. SOFR + 2.14	(2,371)

December 31, 2023	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
Third Party interest rate swaps	$946,843	6.6	3.79%	1 Mo. SOFR + 1.98	$81,309
Customer interest rate swaps	266,607	5.2	6.26%	1 Mo. SOFR + 2.07	6,257
Classified in Other Liabilities:
Customer interest rate swaps	$946,843	6.6	3.79%	1 Mo. SOFR + 1.98	(81,313)
Third party interest rate swaps	266,607	5.2	6.26%	1 Mo. SOFR + 2.07	(6,257)

Note 15 – Goodwill and Other Intangible Assets
The Company had goodwill of $271.8 million at March 31, 2024 and December 31, 2023, respectively. The Company reviews its goodwill and intangible assets annually on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. During the three months ended March 31, 2024, there were no triggering events that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2024 and 2023.
The Company had core deposit intangibles of $6.6 million and $7.1 million at March 31, 2024 and December 31, 2023, respectively. Amortization of core deposit intangible totaled $436,000 and $516,000 for the first quarters of 2024 and 2023, respectively. The estimated future amortization expense for the remainder of 2024 and for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended
2024	$1,301
2025	1,465
2026	1,193
2027	955
2028	724
2029	492

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
The Company’s assets that are measured at fair value on a recurring basis are its investment securities available for sale, equity securities and its interest rate swaps. The Company obtains fair values on its securities using information from a third-party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third-party pricing service. This review may include a comparison to non-binding third-party quotes.
The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

Recurring Fair Value Measurements
The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2024 and during 2023, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$135,076	$169,813	$—	$304,889
Mortgage-backed securities, residential	—	278,079	—	278,079
Collateralized mortgage obligations, residential	—	132,206	—	132,206
Mortgage-backed securities, multifamily	—	667	—	667
Collateralized mortgage obligations, multifamily	—	41,773	—	41,773
Asset-backed securities	—	40,909	—	40,909
Obligations of states and political subdivisions	—	18,408	—	18,408
Corporate bonds	—	97,098	—	97,098
Total investment securities, available for sale	135,076	778,953	—	914,029
Equity securities	—	17,646	—	17,646
Derivative assets	—	97,737	—	97,737
Total Assets	$135,076	$894,336	$—	$1,029,412
Liabilities:
Derivative liabilities	$—	$97,741	$—	$97,741
Total Liabilities	$—	$97,741	$—	$97,741

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$147,484	$172,285	$—	$319,769
Mortgage-backed securities, residential	—	286,417	—	286,417
Collateralized mortgage obligations, residential	—	137,070	—	137,070
Mortgage-backed securities, multifamily	—	676	—	676
Collateralized mortgage obligations, multifamily	—	42,496	—	42,496
Asset-backed securities	—	43,693	—	43,693
Obligations of states and political subdivisions	—	19,128	—	19,128
Corporate bonds	—	97,033	—	97,033
Total investment securities, available for sale	147,484	798,798	—	946,282
Equity securities	—	17,697	—	17,697
Derivative assets	—	87,566	—	87,566
Total Assets	$147,484	$904,061	$—	$1,051,545
Liabilities:
Derivative liabilities	$—	$87,570	$—	$87,570
Total Liabilities	$—	$87,570	$—	$87,570

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
Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource. At March 31, 2024 and December 31, 2023, the Company had no OREO or other repossessed assets.
Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Changes in economic conditions, locally or nationally, could impact the value of the estimated amounts of individually evaluated loans, OREO and other repossessed assets. The Company had no financial assets that were measured on a nonrecurring basis at March 31, 2024 or December 31, 2023.
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
The estimation methodologies used, the estimated fair values and recorded book balances at March 31, 2024 and December 31, 2023, are outlined below.
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
The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments not carried at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$10,270	$9,777	$—	$9,777	$—
Mortgage-backed securities, residential	326,731	268,847	—	268,847	—
Collateralized mortgage obligations, residential	12,079	9,201	—	9,201	—
Mortgage-backed securities, multifamily	4,126	3,449	—	3,449	—
Obligations of states and political subdivisions	471,022	388,527	—	388,527	—
Corporate bonds	2,879	2,056	—	2,056	—
Total investment securities, held to maturity	$827,107	$681,857	$—	$681,857	$—
Federal Home Loan Bank and other membership bank stocks	52,205	52,205	—	52,205	—
Loans, net of allowance for loan losses	8,243,601	7,730,750	—	—	7,730,750
Financial Liabilities:
Certificates of deposit	2,030,771	2,015,847	—	2,015,847	—
Long-term FHLB advances	325,000	329,757	—	329,757	—
Subordinated debentures	194,814	151,092	—	—	151,092

December 31, 2023	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets:
Investment securities, held to maturity
U.S. government agencies	$10,406	$9,914	$—	$9,914	$—
Mortgage-backed securities, residential	332,509	280,426	—	280,426	—
Collateralized mortgage obligations, residential	12,243	9,447	—	9,447	—
Mortgage-backed securities, multifamily	4,145	3,494	—	3,494	—
Obligations of states and political subdivisions	474,195	396,859	—	396,859	—
Corporate bonds	2,879	2,423	—	2,423	—
Total investment securities, held to maturity	836,377	702,563	—	702,563	—
Federal Home Loan Bank and other membership bank stocks	52,517	52,517	—	52,517	—
Loans, net of allowance for loan losses	8,266,698	7,714,736	—	—	7,714,736
Financial Liabilities:
Certificates of deposit	1,967,448	1,953,446	—	1,953,446	—
Long-term FHLB advances	325,000	333,878	—	333,878	—
Subordinated debentures	194,705	149,063	—	—	149,063
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
In addition to the risk factors disclosed elsewhere in this document and in the Company's most recently filed Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in levels of inflation and market interest rates, which may affect demand for our products and the value of our financial instruments; pricing pressures on loan and deposit products; changes in the financial services industry and the U.S. and global capital markets; changes in economic conditions nationally, regionally and in the Company’s markets; the nature and timing of actions of the Federal Reserve Board and other regulators; the nature and timing of legislation affecting the financial services industry; changes in federal and state tax laws; government intervention in the U.S. financial system; credit risks of Lakeland’s lending activities; the effects of the recent turmoil in the banking industry (including the failures of three financial institutions); successful implementation, deployment and upgrades of new and existing technology, systems, services and products; customers’ acceptance of Lakeland’s products and services; and expenses related to our proposed merger with Provident Financial Services, Inc. ("Provident"), unexpected delays related to the merger, inability to satisfy closing conditions required to complete the merger, and failure to realize anticipated efficiencies and synergies from the merger.

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
Executive Summary
During the year ended December 31, 2023, the banking industry experienced volatility with high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. Despite industry concerns, the Company's liquidity position remains strong. The Company took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including increasing brokered time deposits and increasing collateralized lines of credit with the FHLB and the Federal Reserve Bank of New York. We also increased our usage of the Insured Cash Sweep ("ICS") product, as a method to increase the level of our customers' deposit insurance. As of March 31, 2024, the Company had $2.3 billion in deposits that were both uninsured and uncollateralized and we have cash and additional borrowing capacity of $2.7 billion. Furthermore, the Company's capital ratios remain above levels considered by the regulators to be "well-capitalized" as of March 31, 2024. For more information, see "Liquidity" below.
On September 27, 2022, the Company and Provident announced that they had entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger. The merger proposes to combine two complementary banking platforms into a company that will have more than $25 billion in assets, $19 billion in total loans and $18 billion in total deposits. On February 1, 2023, the shareholders of both the Company and Provident approved the transaction. Provident has received all required regulatory approvals subject to certain conditions. The merger is expected to be consummated during the second quarter of 2024. For more information please see Note 2 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Financial Overview
The Company reported net income of $19.8 million and earnings per diluted share ("EPS") of $0.30 for the three months ended March 31, 2024, compared to net income of $19.8 million and EPS of $0.30 for the three months ended March 31, 2023. For the first quarter of 2024, annualized return on average assets was 0.73%, annualized return on average common equity was 6.79% and annualized return on average tangible common equity (a Non-GAAP financial measure) was 8.91%, compared to 0.75%, 7.17%, and 9.57%, respectively, for the first quarter of 2023.
Net interest margin for the first quarter of 2024 of 2.46% decreased 61 basis points compared to the first quarter of 2023 and decreased six basis points compared to the fourth quarter of 2023.
Total loans, net of deferred fees, declined $23.4 million during the first three months of 2024 to $8.32 billion. Total deposits decreased $80.8 million during the first three months of 2024 to $8.50 billion.
Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023
Net Income
Net income was $19.8 million, or $0.30 per diluted share, for the first three months of 2024 similar to the first three months of 2023.
Net interest income on a tax equivalent basis for the first three months of 2024 was $62.9 million, compared to $76.4 million for the first three months of 2023. The decrease in net interest income was due primarily to an increase in the cost of interest-bearing liabilities partially offset by an increase in the yield on interest earning assets. The net interest margin of 2.46% in the first three months of 2024 decreased from 3.07% for the same period in 2023, primarily due to the increase in the cost of interest-bearing deposits partially offset by an increase in the yield in interest-earning assets. The components of net interest income are discussed in greater detail below.
The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates for the three months ended March 31, 2024 and March 31, 2023 are computed on a tax equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Interest-earning assets:
Loans (1)	$8,304,236	$114,680	5.48%	$7,900,426	$100,481	5.10%
Taxable investment securities and other	1,623,585	11,631	2.87%	1,771,565	11,554	2.61%
Tax-exempt securities	292,765	1,833	2.50%	345,511	2,078	2.41%
Federal funds sold (2)	78,304	1,102	5.66%	73,839	728	4.00%
Total interest-earning assets	10,298,890	129,246	4.98%	10,091,341	114,841	4.56%
Noninterest-earning assets:
Allowance for credit losses	(78,052)			(71,292)
Other assets	667,598			678,758
TOTAL ASSETS	$10,888,436			$10,698,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$669,336	$319	0.19%	$928,796	$652	0.28%
Interest-bearing transaction accounts	4,210,331	31,377	3.00%	4,224,024	19,259	1.85%
Time deposits	2,029,735	23,067	4.57%	1,385,661	9,247	2.71%
Federal funds purchased	387,290	5,385	5.50%	589,056	7,101	4.82%
Securities sold under agreements to repurchase	28,257	175	2.45%	28,555	121	1.70%
Long-term borrowings	519,748	5,980	4.55%	219,308	2,100	3.83%
Total interest-bearing liabilities	7,844,697	66,303	3.39%	7,375,400	38,480	2.11%
Noninterest-bearing liabilities:
Demand deposits	1,710,604			2,040,070
Other liabilities	160,811			162,981
Stockholders' equity	1,172,324			1,120,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,888,436			$10,698,807
Net interest income/spread		62,943	1.60%		76,361	2.45%
Tax equivalent basis adjustment		385			436
NET INTEREST INCOME		$62,558			$75,925
Net interest margin (3)			2.46%			3.07%

(1)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)Includes interest-bearing cash accounts.
(3)Annualized net interest income on a tax equivalent basis divided by interest-earning assets.

On a tax equivalent basis, interest income increased $14.4 million, or 13%, from $114.8 million in the three months ended March 31, 2023, to $129.2 million in the same period of 2024. The increase in interest income was primarily due to an increase in the yields of interest-earning assets resulting from the increased interest rate environment. Average loans increased $403.8 million, or 5%, compared to the first three months of 2023 which also contributed to the increase in interest income. The yield on average loans of 5.48% in the three months ended March 31, 2024, was 38 basis points higher than the same period in 2023 due to the increased interest rate environment. Average taxable and tax-exempt securities decreased $148.0 million and $52.7 million, respectively, for the first three months of 2024 compared to the same period in 2023 due to maturities of securities. The yield on average taxable and tax-exempt investment securities increased 26 and 9 basis points, respectively. Average federal funds sold increased $4.5 million in the first three months of 2024 compared to the same period in 2023 and the yield on federal funds sold increased 166 basis points.
Total interest expense of $66.3 million in the first three months of 2024 was $27.8 million greater than the interest expense reported for the same period in 2023. Total average interest-bearing liabilities increased $469.3 million, while the cost of average interest-bearing liabilities increased from 2.11% in the three months ended March 31, 2023 to 3.39% in the first three months of 2024. Rates paid increased in all categories of interest-bearing deposits due to the increased interest rate environment. The cost of borrowings and time deposits increased by 42 basis points and 186 basis points, respectively. Additionally, higher costing average borrowings and time deposit balances increased $98.4 million and $644.1 million, respectively. Average time deposits as a percent of interest-bearing liabilities increased from 19% in the three months ended March 31, 2023 to 26% in the three months ended March 31, 2024. Time deposits typically have a higher cost of funds than savings and interest-bearing transaction accounts.
Provision for Credit Losses
In the three months ended March 31, 2024, the Company recorded a $2.7 million benefit for credit losses compared to a $7.9 million provision for the same period last year. As of March 31, 2024, the provision was comprised of a provision for credit losses on loans of $239,000, a benefit for credit losses on securities of $2.9 million and a benefit for off-balance-sheet exposures of $72,000. The provision for credit losses on loans in the three months ended March 31, 2023 was comprised of a provision for credit losses on loans of $1.2 million, a provision for credit losses on securities of $6.5 million and a provision for off-balance-sheet exposures of $140,000. The benefit for credit losses on securities during the first three months of 2024 resulted primarily from a $2.9 million recovery on Signature Bank subordinated debt previously charged off, while the provision for securities losses during the first three months of 2023 was primarily due to a $6.6 million provision and subsequent charge-off of Signature Bank subordinated debt which failed in March 2023. Charge-offs totaled $617,000 and recoveries totaled $2.9 million (including the recovery of the Signature Bank subordinated debt) in the first three months of 2024 compared to $6.8 million in charge-offs (including the charge-off of the Signature Bank subordinated debt) and $65,000 in recoveries in the first three months of 2023. For more information regarding the determination of the provision, see “Risk Elements” below.
Noninterest Income
For the three months ended March 31, 2024, noninterest income totaled $5.1 million, a decrease of $1.2 million as compared to the three months ended March 31, 2023. Service charges on deposit accounts declined $830,000 from the first quarter of 2023 to the same period in 2024 resulting from a decline in interchange income due to the impact of the Durbin Amendment which became effective for Lakeland in the third quarter of 2023. One of the provisions of the Durbin Amendment is reduced interchange income for banks over $10 billion in assets. Commissions and fees decreased $235,000 driven primarily by decreases in loan fee income and investment services income. Losses on equity securities totaled $129,000 in the first quarter of 2024 compared to gains of $148,000 in the first quarter of 2023. Gains on sales of loans decreased $125,000 compared to the first quarter of 2023, while swap income increased $233,000. Additionally, income on bank owned life insurance increased $101,000 from the first quarter of 2023 to the same period in 2024 due primarily to a claim received in the first quarter of 2024.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2024 of $44.6 million decreased $4.0 million compared to the three months ended March 31, 2023 due primarily to compensation and employee benefits which decreased $3.1 million primarily as a result of a decline in headcount related to the anticipated merger with Provident Financial Services, Inc. Merger-related expenses declined from $295,000 in the first quarter of 2023 to $68,000 for the first quarter of 2024 due to the timing of expenses incurred. Other operating expenses in the first quarter of 2024 decreased $865,000 compared to the same period in 2023 due primarily to decreased consulting fees, telecommunications expense, appraisal fees and other expenses. FDIC insurance expense increased $430,000 due to an increase in the assessment rate starting in second quarter of 2023 related to Lakeland's asset size exceeding $10 billion. The Company’s efficiency ratio, a non-GAAP financial measure, was 64.88% in the first three months of 2024, compared to 57.84% for the same period in 2023. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The efficiency ratio increased from first quarter 2023 to first quarter 2024 due to decreased revenue resulting from increased deposit and borrowing costs.

The following table shows the calculation of the efficiency ratio, a non-GAAP measure, for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Total noninterest expense	$44,649	$48,605
Less:
Amortization of core deposit intangibles	436	516
Merger-related expenses	68	295
Noninterest expense, as adjusted	$44,145	$47,794

Net interest income	$62,558	$75,925
Noninterest income	5,094	6,265
Total revenue	67,652	82,190
Tax-equivalent adjustment on municipal securities	385	436
Total revenue, as adjusted	$68,037	$82,626
Efficiency ratio	64.88%	57.84%
Income Tax Expense
The effective tax rate in the first three months of 2024 was 23.0% compared to 22.9% during the same period last year.
Financial Condition
The Company’s total assets decreased $173.7 million from December 31, 2023, to $10.96 billion at March 31, 2024. Total loans, net of deferred fees, were $8.32 billion, a decrease of $23.4 million from $8.34 billion at December 31, 2023. Total deposits were $8.50 billion, a decrease of $80.8 million from December 31, 2023, while total borrowings decreased $111.1 million to $1.12 billion at March 31, 2024.
Loans
Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast United States. Total loans, net of deferred fees, totaled $8.32 billion at March 31, 2024, a decrease of $23.4 million as compared to December 31, 2023. Loan balances increased from December 31, 2023 in residential mortgages by $11.8 million, or 1% and construction loans by $14.5 million or 5%, while commercial real estate loans declined by $48.9 million or 1%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Non-performing assets, including non-accrual PCD loans, decreased $11.1 million, or 43%, from $26.0 million at December 31, 2023 to $14.9 million at March 31, 2024. Construction loans decreased $12.7 million due to the payoff of a construction loan that was in non-accrual status as of December 31, 2023. Non-accrual loans at March 31, 2024 included two loan relationships with a balance of $1 million or greater, totaling $7.5 million and one loan relationship between $500,000 and $1.0 million, totaling $517,000. At March 31, 2024 and December 31, 2023 there were no loans that were past due more than 89 days and still accruing.
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
During the three months ended March 31, 2024 and March 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty. As of December 31, 2023, there were no loan modifications that met the definition of a modification to a debtor experiencing financial difficulty.
At March 31, 2024 and December 31, 2023, the Company had $97.7 million and $64.8 million, respectively, of loans that were rated substandard that were not classified as non-performing. There were no loans at March 31, 2024, other than those designated non-performing or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.
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
The overall balance of the allowance for credit losses on loans of $76.8 million at March 31, 2024 decreased $340,000 from December 31, 2023.

	As of and for the Three Months Ended March 31,		As of and for the Year Ended
(dollars in thousands)	2024	2023	December 31, 2023
Allowance for credit losses on loans to total loans outstanding	0.92%	0.90%	0.92%
Allowance for credit losses on loans	$76,823	$71,403	$77,163
Total loans outstanding	8,320,424	7,952,553	8,343,861

Non-accrual loans to total loans outstanding	0.18%	0.21%	0.31%
Non-accrual loans	$14,853	$16,878	$25,963
Total loans outstanding	8,320,424	7,952,553	8,343,861

Allowance for credit losses on loans to non-accrual loans	517.22%	423.05%	297.20%
Allowance for credit losses on loans	$76,823	$71,403	$77,163
Non-accrual loans	14,853	16,878	25,963

	As of and for the Three Months Ended March 31,		As of and for the Year Ended
(dollars in thousands)	2024	2023	December 31, 2023
Net charge-offs (recoveries) during the period to average loans outstanding:
Non-owner occupied commercial	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	2,970,717	2,922,664	2,965,982

Owner occupied commercial	—%	—%	—%
Net recoveries during the period	$—	$—	$(6)
Average amount outstanding	1,278,246	1,234,056	1,232,996

Multifamily	—%	—%	—%
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	1,397,120	1,278,138	1,320,378

Non owner occupied residential	—%	—%	—%
Net recoveries during the period	$—	$—	$—
Average amount outstanding	211,153	214,975	210,654

Commercial, industrial and other	(0.01)%	(0.02)%	(0.03)%
Net recoveries during the period	$(20)	$(35)	$(205)
Average amount outstanding	615,954	562,161	588,466

Construction	0.72%	—%	—%
Net charge-offs during the period	$564	$—	$13
Average amount outstanding	314,282	391,806	364,483

Equipment finance	—%	0.12%	0.16%
Net charge-offs during the period	$—	$46	$277
Average amount outstanding	177,150	155,029	168,366

Residential mortgage	—%	—%	0.01%
Net charge-offs during the period	$—	$—	$128
Average amount outstanding	994,790	811,347	903,480

Consumer	0.04%	0.08%	0.03%
Net charge-offs during the period	$35	$63	$102
Average amount outstanding	343,172	329,642	338,577

Total loans	0.03%	—%	—%
Net charge-offs during the period	$579	$74	$309
Average amount outstanding	8,302,584	7,899,818	8,093,382
Non-accrual loans of $14.9 million at March 31, 2024 decreased $11.1 million from December 31, 2023. The allowance for credit losses as a percent of total loans was 0.92% at March 31, 2024 compared to 0.92% at December 31, 2023. Net charge-offs as a percentage of average loans outstanding was 0.03% and 0.00% for the three months ended March 31, 2024 and 2023, respectively.
Management believes, based on appraisals and estimated selling costs, that the majority of the Company's non-performing loans are adequately secured and that reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for credit losses to be adequate at March 31, 2024.

Investment Securities
Investment securities decreased $41.5 million in the three months ended March 31, 2024 to $1.74 billion at March 31, 2024 compared to $1.78 billion at December 31, 2023. For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Deposits
Total deposits decreased from $8.58 billion at December 31, 2023 to $8.50 billion at March 31, 2024, a decrease of $80.8 million. Savings and interest-bearing transaction accounts decreased $41.5 million, or 1%, while total time deposits increased $63.3 million, or 3%, as depositors moved funds to higher yielding non-core products. Noninterest-bearing deposits also decreased $102.6 million during the three months ended March 31, 2024 to $1.7 billion.
Liquidity
“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.
Lakeland funds loan demand and operating expenses from several sources:
•Net income. Cash provided by operating activities was $24.6 million for the first three months of 2024 compared to $36.8 million for the same period in 2023.
•Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits.
•Sales of investment securities. At March 31, 2024, the Company had $914.0 million in securities designated “available for sale.” Of these securities, $849.0 million were pledged to secure public deposits, and for other purposes required by applicable laws and regulations.
•Principal repayments on loans.
•Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the fair value of collateral pledged. Lakeland had $575.0 million of overnight borrowings from the FHLB on March 31, 2024. Lakeland had remaining availability of $1.0 billion for borrowing at the FHLB on March 31, 2024. Lakeland also has overnight federal funds lines available for it to borrow up to $250.0 million, none of which was borrowed overnight on March 31, 2024. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York. As of March 31, 2024, Lakeland had availability to borrow up to $1.1 billion from the Federal Reserve, although it has no present intention to do so. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2024.
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
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2024 follows.
Cash and cash equivalents totaling $207.6 million on March 31, 2024 decreased $113.0 million from December 31, 2023. Operating activities provided $24.6 million in net cash. Investing activities provided $64.6 million in net cash, primarily due to maturities and payoffs of investment securities of $41.9 million and net loan payments of $23.8 million. Financing activities used $202.3 million in net cash primarily due to declines in deposits and short term borrowings of $80.8 million and $111.2 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2024. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$18,278	$4,030	$5,771	$3,096	$5,381
Benefit plan commitments	3,781	373	745	745	1,918
Remaining contractual maturities of time deposits	2,030,771	1,925,493	102,565	2,713	—
Subordinated debentures	194,814	—	—	—	194,814
Loan commitments	1,517,434	991,997	184,741	83,115	257,581
Long-term FHLB advances	325,000	25,000	—	300,000	—
Interest on other borrowings (1)	128,581	23,546	46,750	23,948	34,337
Standby letters of credit	30,859	29,101	403	1,355	—
Total	$4,249,518	$2,999,540	$340,975	$414,972	$494,031
(1) Includes interest on other borrowings and subordinated debentures at a weighted rate of 4.53%.
Capital Resources
Total stockholders’ equity increased to $1.18 billion on March 31, 2024 from $1.17 billion on December 31, 2023, an increase of $10.1 million. Book value per common share increased to $18.10 on March 31, 2024 from $17.98 on December 31, 2023. Tangible book value per share increased from $13.69 per share on December 31, 2023 to $13.83 per share on March 31, 2024. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2023 to March 31, 2024 was due in part to $19.8 million of net income partially offset by other comprehensive loss of $1.1 million and by the payment of cash dividends on common stock of $9.5 million.
The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland or their financial statements. The Company and Lakeland Bank include in their Common Tier 1 Capital ("CET1") common stock and related surplus, and retained earnings net of treasury stock. In connection with the adoption of the Basel III Capital Rules, we elected to opt out of the requirement to include components of accumulated other comprehensive income/loss in CET1. As of March 31, 2024, the Company and Lakeland met all capital adequacy requirements to which they are subject.
As of March 31, 2024, the Company’s capital levels remained characterized as “well-capitalized.”
The capital ratios for the Company and Lakeland Bank for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Lakeland Bancorp	9.46%	9.27%	11.20%	11.00%	11.72%	11.51%	14.33%	14.11%
Lakeland Bank	10.29%	10.09%	12.74%	12.53%	12.74%	12.53%	13.64%	13.43%
Required capital ratios including conservation buffer	4.00%	4.00%	7.00%	7.00%	8.50%	8.50%	10.50%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%
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

(dollars in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$1,179,430	$1,169,369
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	6,623	7,058
Total tangible common stockholders’ equity at end of period - Non-GAAP	$900,978	$890,482
Shares outstanding at end of period	65,154	65,030
Book value per share - GAAP	$18.10	$17.98
Tangible book value per share - Non-GAAP	$13.83	$13.69
Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$900,978	$890,482
Total assets at end of period	$10,964,884	$11,138,567
Less:
Goodwill	271,829	271,829
Other identifiable intangible assets, net	6,623	7,058
Total tangible assets at end of period - Non-GAAP	$10,686,432	$10,859,680
Common equity to assets - GAAP	10.76%	10.50%
Tangible common equity to tangible assets - Non-GAAP	8.43%	8.20%

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$19,795	$19,805
Total average common stockholders’ equity	$1,172,324	$1,120,356
Less:
Average goodwill	271,829	271,829
Average other identifiable intangible assets, net	6,905	8,904
Total average tangible common stockholders’ equity - Non-GAAP	$893,590	$839,623
Return on average common stockholders’ equity - GAAP	6.79%	7.17%
Return on average tangible common stockholders’ equity - Non-GAAP	8.91%	9.57%

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
In June 2022, the Financial Accounting Standards Board ("FASB") issued Update 2022-03, "Fair Value Measurement (Topic 820)" ("ASU 2022-03"). The guidance clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibits the sale of an equity security, amends a related illustrative example, and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This ASU will be effective for financial statements issued by public business entities for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this standard did not have a material impact on the Company's financial statements.
In March 2020, FASB issued Update 2020-04, an update to Topic 848, Reference Rate Reform. The update provides guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the update provides optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. In December 2022, FASB issued Update 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 or any date thereafter until December 31, 2024. During this time period, the Company continued to convert LIBOR-based loans to SOFR and does not expect the impact to its financial statements to be material.

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
The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for this purpose for the next twelve months (the base case) is $267.4 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy limit	(5.0)%	(5.0)%
March 31, 2024	(2.6)%	2.1%
December 31, 2023	(2.8)%	2.2%

The Company’s review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
March 31, 2024	(9.8)%	(7.8)%	(5.7)%	(2.7)%	2.0%	3.7%	5.0%	6.7%
December 31, 2023	(10.5)%	(8.3)%	(6.1)%	(2.9)%	2.0%	3.8%	5.1%	6.4%
The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2024 (the base case) was $1.42 billion. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy limit	(35.0)%	(25.0)%	(20.0)%	(10.0)%	(10.0)%	(20.0)%	(25.0)%	(35.0)%
March 31, 2024	(20.5)%	(16.0)%	(11.4)%	(5.3)%	4.1%	6.9%	7.9%	6.0%
December 31, 2023	(22.7)%	(17.5)%	(12.2)%	(5.8)%	4.4%	7.6%	9.7%	5.0%
The information set forth in the above tables and the net interest income estimate set forth above are based on significant estimates and assumptions, and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
(b)Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents information regarding shares of our common stock repurchased during the first quarter of 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	—	$—	—	2,393,423
February 1 to February 29, 2024	—	—	—	2,393,423
March 1 to March 31, 2024	—	—	—	2,393,423
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

Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

2.3
Amendment No. 2, dated March 29, 2024, to the Agreement and Plan of Merger, dated as of September 26, 2022, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. is incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2024.

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
Date: April 26, 2024